Form 10-Q
period 1995-03-31
MERCHANTS GROUP INC
filed 1995-05-15
CIK 803027

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549



X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                               ------------------------------------------------

                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 1-9640
                       --------------------------------------------------------

                             MERCHANTS GROUP, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                    16-1280763
- ----------------------------------------        -------------------
(State or otherjurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

250 Main Street, Buffalo, New York                     14202
- ----------------------------------------        --------------------
(Address of principal executive offices)             (Zip Code)

                                (716) 849-3333
- ------------------------------------------------------------------------------
                   (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              x   Yes         No
                             ---        ---

        As of May 1, 1995, 3,158,188 shares of Common Stock, $.01 par value per share, were outstanding.





                        This document contains 18 pages.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                            MERCHANTS GROUP, INC.

                          CONSOLIDATED BALANCE SHEET

                                (in thousands)
                                                     December 31,     March 31,
                      Assets                             1994           1995
                      ------                         ------------     ---------
Investments:
     Fixed maturities:
       Held to maturity at amortized cost
         (fair value $31,863 in 1994 and
         $32,579 in 1995)                            $ 33,933         $ 33,983
       Available for sale at fair value
         (amortized cost $135,034 in 1994
         and $137,255 in 1995)                        127,972          132,698
    Other long-term investments at
       fair value (amortized cost
       $5,557 in 1994 and $5,247 in 1995)               4,387            4,377
    Short-term investments                              4,455            1,830
                                                     ------------     ---------

                      Total investments               170,747          172,888

Cash                                                       18                8

Interest due and accrued                                1,965            1,470

Premiums receivable, net of allow-
 ance for doubtful accounts of
 $368 in 1994 and $391 in 1995                         18,051           19,319

Deferred policy acquisition costs                      11,587           11,565

Ceded reinsurance balances receivable                   7,632            7,198

Prepaid reinsurance premiums                            2,370            2,498

Deferred federal income tax benefit                     7,738            7,045

Other assets                                            2,299            1,745
                                                     ------------     ---------

                      Total assets                   $222,407         $223,736
                                                     ============     =========





              See Notes to the Consolidated Financial Statements.

                            MERCHANTS GROUP, INC.

                          CONSOLIDATED BALANCE SHEET

                     (in thousands except share amounts)


                                                                    December 31,    March 31,
                                                                        1994          1995
                                                                    ------------    ---------
     Liabilities and Stockholders' Equity
     ------------------------------------

Liabilities:
     Reserve for losses and loss
       adjustment expenses                                          $104,015        $102,633
     Unearned premiums                                                45,449          45,513
     Other liabilities                                                 5,267           5,353
     Payable to affiliate                                                397             463
                                                                   -------------    ----------

           Total liabilities                                         155,128         153,962
                                                                   -------------    ----------

Stockholders' equity:
     Common stock, 3,158,188 shares
       issued and outstanding at
       December 31, 1994 and March 31, 1995                               32              32
     Additional paid in capital                                       34,678          34,678
     Unrealized investment losses,
       net of tax                                                     (6,878)         (5,336)
     Accumulated earnings                                             39,447          40,400
                                                                   -------------    ----------

           Total stockholders' equity                                 67,279          69,774
                                                                   -------------    ----------

     Commitments and contingent liabilities                              -              -

           Total liabilities and stock-
              holders' equity                                       $222,407        $223,736
                                                                   =============    ==========





              See Notes to the Consolidated Financial Statements.

                            MERCHANTS GROUP, INC.

                       CONSOLIDATED STATEMENT OF INCOME

                   (in thousands except per share amounts)

                                                                       Three Months
                                                                       Ended March 31,
                                                                       ---------------
                                                                   1994              1995
                                                                  -------          --------
Revenues:
  Net premiums earned                                             $22,562           $22,710
  Net investment income                                             2,550             2,523
  Realized investment losses                                           (3)             -
  Other revenues                                                       82               273
                                                                  -------          --------
      Total revenues                                               25,191            25,506
                                                                  -------          --------

Expenses:
  Net losses and loss adjustment
    expenses                                                       17,467            15,842
  Amortization of deferred policy
    acquisition costs                                               6,066             6,279
  Other underwriting expenses                                       1,941             1,860
                                                                  -------           -------
      Total expenses                                               25,474            23,981
                                                                  -------          --------

Income (loss) before income taxes                                    (283)            1,525
Provision (benefit) for income taxes                                 (308)              414
                                                                  -------          --------
      Net income                                                  $    25           $ 1,111
                                                                  =======          ========

Primary and fully diluted earnings
  per share                                                       $   .01           $   .35
                                                                  =======          ========

Weighted average shares outstanding:

      Primary and fully diluted                                     3,178             3,176





              See Notes to the Consolidated Financial Statements.

                            MERCHANTS GROUP, INC.

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                (in thousands)



                                                                                  Three Months
                                                                                  Ended March 31,
                                                                                ------------------
                                                                              1994              1995
                                                                            -------           -------
Common stock, beginning and end                                             $    32           $    32
                                                                            -------           --------
Additional paid in capital:
  Beginning of period                                                        34,659            34,678
  Exercise of common stock options                                                9              -
                                                                           --------           --------
  End of period                                                              34,668            34,678
                                                                           --------           --------

Unrealized investment gains (losses),
  net of tax:
  Beginning of period                                                         1,445            (6,878)
  Change during the period                                                   (3,625)            1,542
                                                                           ---------          --------
  End of period                                                              (2,180)           (5,336)
                                                                           ---------          --------

Accumulated earnings:
  Beginning of period                                                        38,947            39,447
  Net income                                                                     25             1,111
  Cash dividend on common stock                                                (157)             (158)
                                                                           ---------          --------
  End of period                                                              38,815            40,400
                                                                           ---------          --------

     Total stockholders' equity                                             $71,335           $69,774
                                                                          =========          ========





              See Notes to the Consolidated Financial Statements.

                            MERCHANTS GROUP, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                         INCREASE (DECREASE) IN CASH
                                (in thousands)

                                                                           Three Months
                                                                          Ended March 31,
                                                                      ---------------------
                                                                       1994           1995
                                                                      --------       --------
Cash flows from operations:
  Collection of premiums                                              $22,168        $20,921
  Payment of losses and loss
    adjustment expenses                                               (14,568)       (16,268)
  Payment of other underwriting
    expenses                                                           (8,283)        (7,961)
  Investment income received                                            2,784          3,097
  Investment expenses paid                                                (40)           (38)
  Income taxes paid                                                      (261)          -
  Other cash receipts                                                      82            273
                                                                      --------       ---------
    Net cash provided by operations                                     1,882             24
                                                                      --------       ---------

Cash flows from investing activities:
  Proceeds from fixed maturities
    sold or matured                                                     2,474          1,773
  Purchase of fixed maturities                                        (11,814)        (4,254)
  Net decrease in other
    long-term investments                                                  20             10
  Net (increase) decrease in
    short-term investments                                             (1,098)         2,625
  Purchase of equipment, net                                              (83)           (30)
                                                                      --------       ---------
    Net cash provided by (used in)
      investing activities                                            (10,501)           124
                                                                      --------       ---------
Cash flows from financing activities:
  Funds borrowed under repurchase
    agreement                                                           8,775           -
  Exercise of common stock options                                          9           -
  Cash dividend on common stock                                          (157)          (158)
                                                                      --------       ---------
    Net cash provided by (used in)
      financing activities                                              8,627           (158)
                                                                      --------       ---------
    Increase (decrease) in cash
      and cash equivalents                                                  8            (10)

Cash:
  Beginning of period                                                       4             18
                                                                      --------       ---------
  End of period                                                       $    12        $     8
                                                                      ========       =========





              See Notes to the Consolidated Financial Statements.

                             MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    RECONCILIATION OF NET INCOME TO NET CASH

                             PROVIDED BY OPERATIONS

                                 (in thousands)


                                                                         Three Months
                                                                        Ended March 31,
                                                                        ---------------
                                                                     1994            1995
                                                                   -------         --------
Net income                                                         $    25         $ 1,111

Adjustments:
  Depreciation and amortization                                        (62)             87
  Realized investment losses                                             3            -

(Increase) decrease in assets:
  Interest due and accrued                                             295             495
  Premiums receivable                                                  (35)         (1,268)
  Deferred policy acquisition costs                                    338              22
  Ceded reinsurance balances receivable                             (1,177)            434
  Prepaid reinsurance premiums                                         (18)           (128)
  Deferred federal income tax benefit                                 (186)           (100)
  Other assets                                                        (563)            537

Increase (decrease) in liabilities:
  Reserve for losses and loss
    adjustment expenses                                              3,555          (1,382)
  Unearned premiums                                                 (1,245)             64
  Other liabilities                                                   (403)             86
  Payable to affiliate                                               1,418              66
  Federal income taxes payable                                         (63)            -
                                                                   -------         --------
     Net cash provided by operations                               $ 1,882         $     24
                                                                   =======         ========





              See Notes to the Consolidated Financial Statements.

                            MERCHANTS GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation and Basis of Presentation
   -----------------------------------------------------

The consolidated balance sheet as of March 31, 1995 and the related consolidated statements of income, of changes in stockholders' equity and of cash flows for the three months ended March 31, 1994 and 1995 are unaudited.
In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of financial position and results of operations. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of Merchants Group, Inc. (the "Company"), its wholly-owned subsidiary, Merchants Insurance Company of New Hampshire, Inc. ("MNH"), and M.F.C. of New York, Inc., an inactive premium finance company which is a wholly-owned subsidiary of MNH.

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") which differ in some respects from those followed in reports to insurance regulatory authorities. All significant intercompany balances and transactions have been eliminated.

2. Related Party Transactions
   --------------------------

The Company and MNH do not have any paid employees. Under a management agreement, Merchants Mutual Insurance Company ("Mutual") which owns 8.1% of the Company's common stock at March 31, 1995, provides the Company and MNH with the facilities, management and personnel required to manage their day-to-day business. All underwriting, administrative, claims and investment expenses incurred on behalf of Mutual and MNH are shared on an allocated cost basis, determined as follows: for underwriting and administrative expenses, the respective share of total direct premiums written for Mutual and MNH serves as the basis of allocation; for claims expenses, the average number of outstanding claims is used; investment expenses are shared based on each company's share of total invested assets.

The Company has been advised by Mutual that the New York Insurance Department ("Department") has completed its statutorily required examination of Mutual for the five years ended December 31, 1992, and has concluded that Mutual's minimum required statutory surplus to policyholders was impaired in the amount of $1,234,578 as of December 31, 1992. However, the Department's report acknowledges that Mutual's sale of shares of the Company's common stock in 1993 eliminated that technical impairment.

3. Earnings Per Share
   ------------------

Primary and fully diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each period, increased by the assumed exercise of 72,434 and 66,073 shares of common stock options in 1995 and 1994, respectively, which would have resulted in 17,406 and 21,161 additional shares outstanding, respectively, assuming the proceeds to the Company from exercise were used to purchase shares of the Company's common stock, at its average market value per share during the quarter.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Results of Operations for the Three Months Ended March 31, 1995 As Compared to
- ------------------------------------------------------------------------------
the Three Months Ended March 31, 1994
- -------------------------------------

Total revenues increased by 1% from $25,191,000 for the three months ended March 31, 1994 to $25,506,000 for the three months ended March 31, 1995. Net premiums earned increased $148,000, or 1%, and other revenues increased $191,000 or 233% due to an unanticipated increase in income from state administered reinsurance facilities. Net investment income decreased $27,000, or 1%.

Net premiums written increased by 6% from $21,299,000 for the three months ended March 31, 1994 to $22,647,000 for the three months ended March 31, 1995 primarily as a result of a 5% increase in direct premiums written.

Voluntary commercial lines direct premiums written increased by 8% from $12,453,000 in the three months ended March 31, 1994 to $13,418,000 in the three months ended March 31, 1995. Workers' compensation direct premiums written increased 17%, businessowners products increased 8% and commercial auto direct written premiums increased 7% in the three months ended March 31, 1995 compared to the three months ended March 31, 1994. Year-to-date commercial retention rates for the period ended March 31, 1995 improved by 4.5 percentage points compared to the year earlier period. Commercial new business units (policies which were written by the company for the first time) for the three months ended March 31, 1995 increased by 16% compared to the three months ended March 31, 1994. Voluntary commercial lines policies in force at March 31, 1995 increased by 2% compared to March 31, 1994.

Voluntary personal lines direct premiums written increased by 4% from $7,388,000 in the three months ended March 31, 1994 to $7,688,000 in the three months ended March 31, 1995, primarily due to homeowner policies direct premiums written, which increased 16% from the year earlier period. This increase in homeowners business resulted primarily from a 1% increase in homeowner policies in force and an 8% increase in average homeowner premium per policy as compared to the year earlier period.

Involuntary direct premiums written, primarily involuntary personal automobile insurance, which comprised 8% and 6% of all direct premiums written during the three months ended March 31, 1994 and 1995 respectively, decreased by 14% from $1,664,000 in the three months ended March 31, 1994 to $1,431,000 in the three months ended March 31, 1995. This decrease resulted from a reduction in the Company's voluntary personal auto market share in prior years, which in turn reduced involuntary personal auto assignments.

Net investment income decreased by 1% from $2,550,000 for the three months ended March 31, 1994 to $2,523,000 for the three months ended March 31, 1995. On a taxable equivalent basis, net investment income decreased by 5%. During the three months ended March 31, 1994, the Company enhanced investment income by executing certain positive carry trades. These trades involved borrowing funds on a short-term basis and investing the proceeds long-term at higher interest rates. These trades increased investment income during the three months ended March 31, 1994 by approximately $56,000. Similar trades were not available during the three months ended March 31, 1995. Further, the Company periodically re-evaluates expected future cash flows pertaining to its collateralized mortgage obligation ("CMO") investments and records any resulting adjustments to investment income. In response to the increase in market interest rates experienced during 1994 which resulted in faster prepayments than prevously anticipated, the Company re-evaluated the expected future cash flows associated with its CMO investments during the first quarter of 1995. This re-evaluation of expected future cash flows resulted in a decrease in investment income during the three months ended March 31, 1995 of approximately $55,000.

There were no material gains or losses realized from the sale of investments in the three months ended March 31, 1994 or in the three months ended March 31, 1995.

Loss and loss adjustment expenses ("LAE") decreased by 9% from $17,467,000 in the three months ended March 31, 1994, to $15,842,000 in the three months ended March 31, 1995. The loss and LAE ratio decreased from 77.4% in the three months ended March 31, 1994 to 69.8% in the three months ended March 31, 1995. Losses and LAE in the three months ended March 31, 1994 included $2,100,000 of losses related to unusually severe winter weather that affected the northeastern United States during that period. These weather related losses increased the loss and LAE ratio in the three months ended March 31, 1994 by
9.3 percentage points. If the effect of these storms were excluded from losses and LAE, the loss and LAE ratio would have increased 1.7 percentage points from the three months ended March 31, 1994 to the three months ended March 31, 1995.

The ratio of amortized policy acquisition costs and other underwriting expenses to net premiums earned increased from 35.5% for the three months ended March 31, 1994 to 35.8% for the three months ended March 31, 1995. Commissions, premium taxes and other state assessments that vary directly with the Company's premium volume represented 22.4% of net premiums earned in the three months ended March 31, 1995 compared to 23.3% of net premiums earned in the three months ended March 31, 1994.

The Company's effective federal income tax rate on operating income for the three months ended March 31, 1995 was 27.1%. Tax-exempt bond income reduced the Company's effective tax rate by 15 percentage points for the three months ended March 31, 1995.

Liquidity and Capital Resources
- -------------------------------

In developing its investment strategy, the Company determines a level of cash and short-term investments which, when combined with expected cash flow, is estimated to be adequate to meet expected cash obligations. Historically, the excess of premiums collected over payments on claims, combined with cash flow from investments, has provided the Company with short-term funds in excess of normal operating demands for cash.

Net cash provided by operations decreased by $1,858,000 from a $1,882,000 in the three months ended March 31, 1994 to $24,000 in the three months ended March 31, 1995. This decrease was due to a $1,700,000 increase in the payment of losses and LAE, and a $1,247,000 reduction in cash from the collection of premiums. These decreases were somewhat offset by a $261,000 decrease in income taxes paid and a $313,000 increase in investment income received. Paid losses related to direct premiums written increased $967,000, paid losses assumed from state administered reinsurance facilities increased $392,000 and ceded paid losses decreased $341,000, compared to the three months ended March 31, 1994.

Net cash used in investing activities decreased $10,625,000 from a $10,501,000 use of cash in the three months ended March 31, 1994 to a $124,000 source of cash in the three months ended March 31, 1995. This decrease in net cash used in investing activities resulted primarily from a $7,560,000 decrease in cash used to purchase fixed maturities.

Net cash provided by financing activities decreased $8,785,000 from an $8,627,000 source of cash in the three months ended March 31, 1994 to a $158,000 use of cash in the three months ended March 31, 1995. This decrease was primarily due to an $8,775,000 decline in funds borrowed under repurchase agreements.

The Company has several objectives with respect to its investment portfolio, which include maximizing total return while protecting policyholders' surplus, maintaining flexibility and liquidity, and maintaining a reasonable duration match between assets and liabilities. Like other property and casualty insurers, the Company relies on premiums as a major source of cash, and therefore liquidity. Cash flows from the Company's investment portfolio, either in the form of interest or principal payments, are an additional source of liquidity. Because the duration of the Company's investment portfolio and liabilities are relatively matched, substantial increases or decreases in market interest rates are not expected to have a material effect on the Company's liquidity, or its results of operations.

The Company generally designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. The Company's investment in Signet Group Plc. ("Signet") cumulative auction rate preference shares included in other long-term investments is carried at fair value. At December 31, 1994, the Company had recorded $10,421,000 of unrealized losses associated with its fixed maturity investments. During the three months ended March 31, 1995, the Company recorded a $300,000 unrealized gain related to its Signet investment. Further, as a result of the stabilization of interest rates during the period and the $300,000 unrealized gain recorded related to Signet, the Company recorded $1,542,000 of unrealized gains net of tax, during the three months ended March 31, 1995.

At March 31, 1995, the Company's bond portfolio represented 96.4% of invested assets. Management believes that this level of bond holdings will not adversely affect the Company's liquidity because it expects that cash receipts from net premiums written and investment income will be sufficient to enable the Company to satisfy its cash obligations in 1995. Furthermore, a substantial portion of the Company's bond portfolio is invested in mortgage-backed and other asset-backed securities, which, in addition to interest income, provide monthly paydowns of bond principal.

At March 31, 1995, $74,230,000 or 42.9% of the Company's investment portfolio was invested in mortgage-backed and other asset backed securities, primarily planned amortization class ("PAC") and sequential pay CMO's. A PAC-CMO has an amortization schedule that is protected against prepayment risk under a wide range of interest rate scenarios and is therefore less susceptible to prepayment risk than other mortgage backed securities. The Company has not invested in the more volatile types of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company's CMO investments have an active secondary market and their effect on the Company's liquidity does not differ from that of other fixed maturity investments. The Company does not own any other derivative financial instruments such as futures or options.

At March 31, 1995, $1,558,000, or .9%, of the Company's investment portfolio was invested in non-investment grade securities.

As a holding company, the Company is dependent on cash dividends from MNH to meet its obligations and pay any cash dividends. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's statutory policyholders' surplus as of the preceding December 31. The maximum amount of dividends that MNH could pay during any twelve month period ending in 1995 without the prior approval of the New Hampshire Insurance Commissioner is $5,168,000. MNH did not pay any dividends to the Company during the three months ended March 31, 1995.

Under a management agreement, Mutual provides employees, services and facilities for MNH to carry on its insurance business on a cost reimbursed basis. The balance in the payable to affiliate account represents the amount owed to Mutual by the Company for the difference between premiums collected and payments made for losses, employees, services and facilities by Mutual on behalf of MNH.

During 1990 MNH paid Mutual approximately $6,000,000 for losses related to the 1987 through 1990 policy years on involuntary automobile insurance policies issued by Mutual under automobile insurance plans ("AIP"). In connection with the New York Insurance Department's statutory examination of Mutual, in December 1993 the New York Insurance Department stated that MNH should pay Mutual approximately $800,000 to compensate Mutual for the time value of these funds. It is the Company's position that Mutual and MNH properly addressed this matter in 1990 and settled any remaining claim for payment as part of the 1994 settlement of AIP losses previously reported, and no additional payments are due.

On November 1, 1994, Mutual filed an application with the New York Insurance Department to convert from a mutual to a stock corporation under the New York law that permits a mutual insurance company to demutualize. In such a demutualization a mutual insurance company's policyholders and surplus note holders are entitled to receive their equitable share of that company's appraised fair market value in cash or securities or a combination thereof. Mutual's application is currently pending with the Department, and must ultimately be approved by the Department and Mutual's policyholders after the Department has determined Mutual's fair market value based upon an independent appraisal. The Company has advised Mutual and the New York Insurance Department of its interest in sponsoring Mutual's demutualization, and Mutual has granted the Company a right of first refusal in that regard. The Company would consider acquiring Mutual if it determines that the appraised value is acceptable and it has sufficient capital to fund the acquisition. In the event the Company is not able to acquire Mutual at a price, on terms or in a time frame acceptable to the Company, the Company may elect to develop its own management structure and might, therefore, terminate the management agreement with Mutual, subject to its required five year notice provision, or request that Mutual and the New York Insurance Department agree to amend the management agreement. Such an amendment might include, but not be limited to, a shortening of the termination period.

MNH, like many other property-casualty insurance companies, is subject to environmental damage claims asserted by or against its insureds. Management of the Company is of the opinion that based on various court decisions throughout the country, such claims should not be recoverable under the terms of MNH's insurance policies because of either specific or general coverage exclusions contained in the policies. However, there is no assurance that the courts will agree with MNH's position in every case, nor can there be assurance that material claims will not be asserted under policies which a court will find do not explicitly or implicitly exclude claims for environmental damages. Management, however, is not aware of any pending claim or group of claims which would result in a liability that would have a material adverse effect on the financial condition of the Company or MNH.

Industry and regulatory guidelines suggest that the ratio of a property-casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. The Company has consistently followed a business strategy that would allow it to meet this 3 to 1 regulatory guideline. For the first three months of 1995 MNH's ratio of net premiums written to statutory surplus, annualized for a full year, was 1.6 to 1.

                         PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

          (a)  Exhibits

          (11) Statement re computation of per share earnings
                   (filed herewith).

          (27) Financial Data Schedule

          (b)  Reports on Form 8-K.

                   No reports on Form 8-K were filed during the period for which this report is filed.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MERCHANTS GROUP, INC.
                                (Registrant)




Date: May 11, 1995              By: /s/ Robert M. Zak
                                    ------------------
                                    Robert M. Zak
                                    Senior Vice President,
                                    Secretary and Treasurer (duly
                                    authorized officer
                                    of the registrant and chief accounting
                                    officer)