Form 10-Q
period 1995-06-30
MERCHANTS GROUP INC
filed 1995-08-11
CIK 803027

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549



X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
                               ---------------------------------------

                                      OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________ to ______________

Commission file number 1-9640
                       -----------------------------------------------

                             MERCHANTS GROUP, INC.
- ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                16-1280763
- ------------------------------                  ------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

250 Main Street, Buffalo, New York                     14202
- --------------------------------------             ---------------
(Address of principal executive offices)             (Zip Code)

                                 (716) 849-3333
- ----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                x   Yes            No
               ___             ___

       As of August 1, 1995, 3,158,188 shares of Common Stock, $.01 par value per share, were outstanding.





            The Exhibit Index for this document appears on page 18.

                        This document contains 21 pages.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (in thousands)

                                                                December 31,     June 30,
                      Assets                                       1994            1995
                      --------                                 ------------     ----------
Investments:
         Fixed maturities:
                 Held to maturity at amortized cost
                 (fair value $31,863 in 1994 and
                 $33,818 in 1995)                                    $ 33,933       $ 34,034
         Available for sale at fair value
                 (amortized cost $135,034 in 1994
                 and $138,151 in 1995)                                127,972        134,450
   Other long-term investments at
         fair value (amortized cost
         $5,557 in 1994 and $4,615 in 1995)                             4,387          4,615
   Short-term investments                                               4,455          3,155
                                                                 ------------   ------------

                      Total investments                               170,747        176,254

Cash                                                                       18             53

Interest due and accrued                                                1,965          1,715

Premiums receivable, net of allow-
   ance for doubtful accounts of
   $368 in 1994 and $876 in 1995                                       18,051         20,395

Deferred policy acquisition costs                                      11,587         12,629

Ceded reinsurance balances receivable                                   7,632          4,743

Prepaid reinsurance premiums                                            2,370          2,764

Receivable from affiliate                                                 -            1,752

Deferred federal income tax benefit                                     7,738          6,104

Other assets                                                            2,299          5,648
                                                                 ------------     ----------

                      Total assets                                   $222,407       $232,057
                                                                 ============     ==========




              See Notes to the Consolidated Financial Statements.

                             MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                      (in thousands except share amounts)


                                                                    December 31,    June 30,
                                                                        1994          1995
                                                                ---------------  -------------
     Liabilities and Stockholders' Equity
     ------------------------------------

Liabilities:
     Reserve for losses and loss
                      adjustment expenses                               $104,015       $106,490
     Unearned premiums                                                    45,449         49,738
     Other liabilities                                                     5,267          7,235
     Payable to affiliate                                                    397            -
                                                                 ---------------  -------------

                        Total liabilities                                155,128        163,463
                                                                 ---------------  -------------

Stockholders' equity:
     Common stock, 3,158,188 shares
              issued and outstanding at
              December 31, 1994 and June 30, 1995                             32             32
     Additional paid in capital                                           34,678         34,678
     Unrealized investment losses,
              net of tax                                                  (6,878)        (2,442)
     Accumulated earnings                                                 39,447         36,326
                                                                 ---------------  -------------

                        Total stockholders' equity                        67,279         68,594
                                                                 ---------------  -------------
     Commitments and contingent liabilities                                  -              -

                        Total liabilities and stock-
                             holders' equity                            $222,407       $232,057
                                                                 =============== ==============




              See Notes to the Consolidated Financial Statements.

                             MERCHANTS GROUP, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                    (in thousands except per share amounts)

                                              Three Months          Six Months
                                            Ended June 30,        Ended June 30,
                                            ---------------       ---------------
                                            1994       1995       1994       1995
                                            ----       ----       ----       ----

 Revenues:
     Net premiums earned                   $22,643    $23,392    $45,205    $46,102
     Net investment income                   2,420      2,588      4,970      5,111
     Realized investment
        gains (losses)                         30       (832)        27       (832)
     Other revenues (expenses)                182       (224)       264         49
                                       ---------- ---------- ---------- ----------
                      Total revenues       25,275     24,924     50,466     50,430
                                       ---------- ---------- ---------- ----------

 Expenses:
     Net losses and loss
       adjustment expenses                 19,292     23,517     36,759     39,359
     Amortization of deferred
       policy acquisition costs             6,086      6,284     12,152     12,563
     Other underwriting expenses            1,279      3,022      3,220      4,882
                                       ---------- ---------- ----------  ---------
                      Total expenses       26,657     32,823     52,131     56,804
                                       ---------- ---------- ----------  ---------

 Loss before income taxes                  (1,382)    (7,899)    (1,665)    (6,374)
 Benefit for income taxes                    (611)    (3,983)      (919)    (3,569)
                                       ---------- ---------- ----------  ---------
                      Net loss            $  (771)   $(3,916)   $  (746)   $(2,805)
                                       ========== ========== ==========  =========

 Primary and fully diluted
     loss per share                       $  (.24)   $ (1.23)   $  (.23)   $  (.88)
                                       ========== ========== ==========  =========

 Weighted average shares
     outstanding:
       Primary                              3,177      3,181      3,177      3,178
       Fully diluted                        3,179      3,186      3,179      3,186





              See Notes to the Consolidated Financial Statements.


                             MERCHANTS GROUP, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (in thousands)

                                                 Six Months
                                               Ended June 30,
                                             ------------------
                                               1994      1995
                                               ----      ----
Common stock, beginning and end              $    32   $    32
                                             -------   -------

Additional paid in capital:
     Beginning of period                      34,659    34,678
     Exercise of common stock options              9       -
                                             -------   -------
     End of period                            34,668    34,678
                                             -------   -------

Unrealized investment gains (losses),
     net of tax:
     Beginning of period                       1,445    (6,878)
     Change during the period                 (6,126)    4,436
                                             -------   -------
     End of period                            (4,681)   (2,442)
                                             -------   -------

Accumulated earnings:
     Beginning of period                      38,947    39,447
     Net loss                                   (746)   (2,805)
     Cash dividend on common stock              (316)     (316)
                                             -------   -------
     End of period                            37,885    36,326
                                             -------   -------

              Total stockholders' equity     $67,904   $68,594
                                             =======   =======


              See Notes to the Consolidated Financial Statements.




                             MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                          INCREASE (DECREASE) IN CASH

                                 (in thousands)
                                                Six Months
                                              Ended June 30,
                                            ------------------
                                              1994       1995
                                              ----       ----
Cash flows from operations:
     Collection of premiums                  $42,589    $44,421
     Payment of losses and loss
              adjustment expenses            (31,930)   (33,428)
     Payment of other underwriting
              expenses                       (15,673)   (16,047)
     Investment income received                4,892      5,402
     Investment expenses paid                    (77)       (63)
     Income taxes paid                          (585)      (345)
     Other cash receipts                         264         49
                                             -------    -------
              Net cash used in operations       (520)       (11)
                                             -------    -------

Cash flows from investing activities:
     Proceeds from fixed maturities
              sold or matured                 14,504      6,947
     Purchase of fixed maturities            (17,908)    (7,854)
     Net decrease in other
              long-term investments               33         12
     Net (increase) decrease in
              short-term investments          (2,257)     1,300
     Purchase of equipment, net                 (104)       (43)
                                             -------    -------
          Net cash provided by (used in)
              investing activities            (5,732)       362
                                             -------    -------

Cash flows from financing activities:
   Funds borrowed under repurchase
     agreement                                 6,563       -
   Exercise of common stock options                9       -
   Cash dividend on common stock                (316)      (316)
                                             -------    -------
     Net cash provided by (used in)
              financing activities             6,256       (316)
                                             -------    -------

     Increase in cash and cash equivalents         4         35

Cash:
   Beginning of period                             4         18
                                             -------    -------
   End of period                             $     8    $    53
                                             =======    =======


              See Notes to the Consolidated Financial Statements.


                             MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    RECONCILIATION OF NET INCOME TO NET CASH

                             PROVIDED BY OPERATIONS

                                 (in thousands)


                                               Six Months
                                             Ended June 30,
                                           -----------------
                                             1994      1995
                                             ----      ----
Net loss                                   $  (746)  $(2,805)

Adjustments:
   Depreciation and amortization               (40)       71
   Realized investment (gains) losses          (27)      832

(Increase) decrease in assets:
   Interest due and accrued                    (34)      250
   Premiums receivable                      (1,791)   (2,344)
   Deferred policy acquisition costs           (33)   (1,042)
   Ceded reinsurance balances receivable      (474)    2,889
   Prepaid reinsurance premiums                (83)     (394)
   Deferred federal income tax benefit        (455)     (651)
   Federal income taxes receivable            (986)      -
   Receivable from affiliate                  (379)   (1,752)
   Other assets                               (142)   (3,400)

Increase (decrease) in liabilities:
   Reserve for losses and loss
     adjustment expenses                     5,544     2,475
   Unearned premiums                           193     4,289
   Other liabilities                          (244)    1,968
   Payable to affiliate                       (760)     (397)
   Federal income taxes payable                (63)     -
                                          --------   -------
     Net cash used in operations          $   (520)  $   (11)
                                          ========   =======



              See Notes to the Consolidated Financial Statements.


                             MERCHANTS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Principles of Consolidation and Basis of Presentation
   -----------------------------------------------------

        The consolidated balance sheet as of June 30, 1995 and the related consolidated statement of income, of changes in stockholders' equity and of cash flows for the six months ended June 30, 1994 and 1995 are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of financial position and results of operations. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

2. Related Party Transactions
   --------------------------

        The Company and MNH do not have any paid employees. Under a management agreement, Merchants Mutual Insurance Company ("Mutual") which owns 8.1% of the Company's common stock at June 30, 1995, provides the Company and MNH with the facilities, management and personnel required to manage their day-to-day business. All underwriting, administrative, claims and investment expenses incurred on behalf of Mutual and MNH are shared on an allocated cost basis, determined as follows: for underwriting and administrative expenses, the respective share of total direct premiums written for Mutual and MNH serves as the basis of allocation; for claims expenses, the average number of outstanding claims is used; investment expenses are shared based on each company's share of total invested assets.

3. Earnings Per Share
   ------------------

         Primary and fully diluted loss per share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period, increased by the assumed exercise of 74,352 and 66,073 shares of common stock options in 1995 and 1994, respectively, which would have resulted in 27,372 and 20,532 additional shares outstanding, respectively, assuming the proceeds to the Company from exercise were used to purchase shares of the Company's common stock, at its average market value per share during the quarter.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations for the Six Months Ended June 30, 1995 As Compared to the
- -------------------------------------------------------------------------------
Six Months Ended June 30, 1994
- ------------------------------

        Total revenues of $50,430,000 for the six months ended June 30, 1995 were substantially unchanged from $50,466,000 for the six months ended June 30, 1994. Net premiums earned increased $897,000, or 2% and net investment income increased $141,000, or 3%. Net realized investment gains and losses decreased from a gain of $27,000 for the six months ended June 30, 1994 to a loss of $832,000 for the six months ended June 30, 1995. Other revenues decreased $215,000 or 81%.

        Net premiums earned increased by 2% from $45,205,000 in the six months ended June 30, 1994 to $46,102,000 in the six months ended June 30, 1995. This increase resulted from a 10% increase in net premiums written, which was partly offset by a lower contribution to 1995 earnings from unearned premiums at December 31, 1994 compared to the contribution to 1994 earnings from unearned premiums at December 31, 1993.

        Net premiums written increased from $45,315,000 for the six months ended June 30, 1994 to $49,997,000 for the six months ended June 30, 1995 primarily as a result of a 7% increase in direct premiums written.

        Voluntary commercial lines direct premiums written increased by 8% from $26,768,000 in the six months ended June 30, 1994 to $28,828,000 in the six months ended June 30, 1995. Workers' compensation direct premiums written increased 7% and commercial auto direct written premiums increased 8% in the six months ended June 30, 1995 compared to the six months ended June 30, 1994. Commercial policy retention rates for the period ended June 30, 1995 improved by 2.1 percentage points compared to the year earlier period. Commercial new business units (policies which were written by the company for the first time) for the six months ended June 30, 1995 increased by 7% compared to the six months ended June 30, 1994. Voluntary commercial lines policies in force at June 30, 1995 increased by 1% compared to June 30, 1994.

        Voluntary personal lines direct premiums written increased by 5% from $15,682,000 in the six months ended June 30, 1994 to $16,502,000 in the six months ended June 30, 1995, due to a 3% increase in private passenger automobile ("PPA") direct premiums written and a 16% increase in homeowners policies direct premiums written. The growth in PPA direct premiums written was primarily the result of a 3% increase in new business units in 1995 compared to the prior year. The growth in homeowners policies direct premiums written resulted primarily from a 10% increase in new business units in 1995 compared to 1994.

         Involuntary direct premiums written, primarily involuntary PPA insurance, which comprised 7% of total direct premiums written during both the six months ended June 30, 1994 and 1995, increased by 4% from $3,170,000 in the six months ended June 30, 1994 to $3,307,000 in the six months ended June 30, 1995.

         Net investment income increased by 3% from $4,970,000 for the six months ended June 30, 1994 to $5,111,000 for the six months ended June 30, 1995. On a taxable equivalent basis, net investment income increased by 1%. During the six months ended June 30, 1994, the Company enhanced investment income by executing certain trades that involved borrowing funds on a short-term basis and investing the proceeds long-term at higher interest rates. These trades increased investment income during the six months ended June 30, 1994 by approximately $56,000. Similar trades were not available during the six months ended June 30, 1995. Further, the Company periodically re-evaluates expected future cash flows pertaining to its collateralized mortgage obligation ("CMO") investments and records any resulting adjustments to investment income. In response to the increase in market interest rates experienced during 1994, which resulted in slower prepayments than previously anticipated, the Company re-evaluated the expected future cash flows associated with its CMO investments during the first quarter of 1995. This re-evaluation of expected future cash flows resulted in a decrease in investment income during the six months ended June 30, 1995 of approximately $55,000.

         The Company's investment in Signet Group PLC ("Signet") cumulative auction rate preference shares included in other long-term investments is carried at fair value. During the three months ended June 30, 1995, the Company recorded an $840,000 unrealized loss on its investment in Signet which is included as a component of realized investment gains and losses in the accompanying consolidated statement of income. Previously, such unrealized gains or losses related to Signet were recorded directly to stockholders' equity. There were no material gains or losses realized from the sale of investments in the six months ended June 30, 1994 or 1995.

         Other revenues decreased by 81% from $264,000 for the six months ended June 30, 1994 to $49,000 for the six months ended June 30, 1995. This decrease resulted primarily from a $450,000 increase in the reserve for uncollectible premiums receivable. This increase in the reserve for uncollectible premiums receivable related primarily to workers' compensation and contractors coverall policies which were not renewed or which have been cancelled. These premiums were generated upon the audit of insured records.

         Losses and loss adjustment expenses ("LAE") increased by 7% from $36,759,000 in the six months ended June 30, 1994, to $39,359,000 in the six months ended June 30, 1995. The loss and LAE ratio increased from 81.3% in the six months ended June 30, 1994 to 85.4% in the six months ended June 30, 1995. Losses in the six months ended June 30, 1995 included an increase in the reserve for losses incurred primarily in the 1993 and 1994 accident years of approximately $6,750,000, which added 14.6 percentage points to the loss and LAE ratio. These losses resulted principally from higher than expected loss severity on the Company's workers' compensation and contractors' coverall policies. Losses in the six months ended June 30, 1994 include $3,135,000 paid to Mutual for losses relating to the 1985 through 1994 accident years on involuntary automobile insurance policies issued under automobile insurance plans.

         Losses and LAE for the six months ended June 30, 1994 also included $2,400,000 of higher than normal weather related losses attributable to severe winter weather experienced in the northeast United States during that period. These weather related losses increased the loss and LAE ratio in the six months ended June 30, 1994 by 5.3 percentage points.

         The ratio of the amortization of deferred policy acquisition costs and other underwriting expenses to net premiums earned increased from 34.0% for the six months ended June 30, 1994 to 37.8% for the six months ended June 30, 1995. Other underwriting expenses for the six months ended June 30, 1995 included approximately $1,100,000 associated with the June 30, 1995 resignation of the Company's former Chief Executive Officer, which amount represents the Company's portion of the payment required in accordance with the management agreement with Mutual.

         Commissions, premium taxes and other state assessments that vary directly with the Company's premium volume represented 21.1% of net premiums earned in the six months ended June 30, 1995 compared to 21.3% of net premiums earned in the six months ended June 30, 1994.

         During the six months ended June 30, 1995, the Company recorded an income tax benefit which resulted from its pre- tax loss. The effective federal income tax rate used to derive this benefit was based upon the Company's estimate of its effective federal rate for all of 1995. The benefit recorded was larger than the statutory federal income tax rate due to tax exempt income.

Results of Operations for the Three Months Ended June 30,
- --------------------------------------------------------
1995 As Compared to the Three Months Ended June 30, 1994
- --------------------------------------------------------

         Net premiums earned increased by 3% from $22,643,000 for the three months ended June 30, 1994 to $23,392,000 for the three months ended June 30, 1995. This increase resulted primarily from the 10% increase in net premiums written experienced during the six months ended June 30, 1995 compared to the six months ended June 30, 1994.

         Net premiums written increased by 14% from $24,016,000 for the three months ended June 30, 1994 to $27,350,000 for the three months ended June 30, 1995 due to an 8% increase in direct premiums written and a $1,222,000 increase in written premiums assumed from the National Workers' Compensation Reinsurance Pool ("NWCRP"). This increase in written premiums assumed from the NWCRP resulted primarily from a reapportionment of premiums assumed from the NWCRP. At least annually, the NWCRP adjusts each participant's assumptions to properly reflect their share of the related voluntary workers' compensation market.
This adjustment or reapportionment was recorded during the three months ended June 30, 1995. During 1994, the reapportionment related to 1994 was received and recorded in the third quarter.

         Net investment income increased by 7% from $2,420,000 for the three months ended June 30, 1994 to $2,588,000 for the three months ended June 30, 1995. On a taxable equivalent basis, net investment income increased by 6%.

         The loss and LAE ratio increased 15.3 percentage points from 85.2% for the three months ended June 30, 1994 to 100.5% for the three months ended June 30, 1995, due to the reserve strengthening related to prior accident years recorded in the second quarter of 1995.

         The ratio of the amortization of deferred policy acquisition costs and other underwriting expenses to net premiums earned increased from 32.5% for the three months ended June 30, 1994 to 39.8% for the three months ended June 30, 1995, primarily due to the expenses associated with the resignation of the Company's former Chief Executive Officer.

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

         Net cash used in operations decreased by $509,000 from $520,000 in the six months ended June 30, 1994 to $11,000 in the six months ended June 30, 1995. Increases in cash provided by the collection of premiums of $1,832,000 and by investment income of $510,000 were offset by increases in the payment of losses and loss adjustment expenses of $1,498,000 and of underwriting expenses of $374,000.

         Net cash provided by investing activities increased $6,094,000 from a $5,732,000 use of cash in the six months ended June 30, 1994 to a $362,000 source of cash in the six months ended June 30, 1995. This increase in net cash provided by investing activities resulted primarily from a $3,557,000 decrease in net cash used to purchase short-term investments.

         Net cash provided by financing activities decreased $6,572,000 from a $6,256,000 source of cash in the six months ended June 30, 1994 to a $316,000 use of cash in the six months ended June 30, 1995. This decrease was due to a $6,563,000 decline in funds borrowed under repurchase agreements.

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

         The Company generally designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as a component of stockholders' equity. At December 31, 1994, the Company had recorded $6,878,000 of unrealized losses, net of tax, associated with its fixed maturity investments. During the six months ended June 30, 1995, the Company recorded $4,436,000 of unrealized gains, net of tax. These gains resulted from the decline in market interest rates experienced during the period and from the recognition of the $840,000 unrealized loss related to the Company's investment in Signet as a realized loss.

         At June 30, 1995, the Company's bond portfolio represented 95.6% of invested assets. Management believes that this level of bond holdings will not adversely affect the Company's liquidity because it expects that cash receipts from net premiums written and investment income will be sufficient to enable the Company to satisfy its cash obligations in 1995. Furthermore, a substantial portion of the Company's bond portfolio is invested in mortgage-backed and other asset-backed securities, which, in addition to interest income, provide monthly paydowns of bond principal.

         At June 30, 1995, $76,539,000 or 43.4% of the Company's investment portfolio was invested in mortgage-backed and other asset backed securities, primarily planned amortization class ("PAC") and sequential pay CMO's. A PAC-CMO has an amortization schedule that is protected against prepayment risk under a wide range of interest rate scenarios and is therefore less susceptible to prepayment risk than other mortgage backed securities. The Company has not invested in the more volatile types of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company's CMO investments have an active secondary market and their effect on the Company's liquidity does not differ from that of other fixed maturity investments. The Company does not own any other derivative financial instruments such as futures or options.

         At June 30, 1995, $2,552,000 or 1.4%, of the Company's investment portfolio was invested in non-investment grade securities.

         As a holding company, the Company is dependent on cash dividends from MNH to meet its obligations and to pay any cash dividends. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities.
These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's statutory policyholders' surplus as of the preceding December 31.
The maximum amount of dividends that MNH could pay during any twelve month period ending in 1995 without the prior approval of the New Hampshire Insurance Commissioner is $5,168,000. MNH paid $500,000 of dividends to the Company during the six months ended June 30, 1995.

         Under a management agreement, Mutual provides employees, services and facilities for MNH to carry on its insurance business on a cost reimbursed basis. The balance in the receivable from affiliate account represents the amount owed by Mutual to the Company for the difference between premiums collected and payments for losses, employees, services and facilities made by Mutual on behalf of MNH.

         On November 1, 1994, Mutual filed an application with the New York Insurance Department to convert from a mutual company to a stock corporation under the New York law that permits a mutual insurance company to demutualize. In such a demutualization, a mutual insurance company's policyholders and surplus note holders are entitled to receive their equitable share of that company's appraised fair market value in cash or securities or a combination thereof. Mutual's application is currently pending with the Department, and must ultimately be approved by the Department and Mutual's policyholders after the Department has determined Mutual's fair market value based upon an independent appraisal. The Company has advised Mutual and the Department of its interest in sponsoring Mutual's demutualization, and Mutual has granted the Company a right of first refusal in that regard. The Company would consider acquiring Mutual if it determines that the appraised value is acceptable and it has sufficient capital to fund the acquisition. In the event the Company is not able to acquire Mutual at a price, on terms or in a time frame acceptable to the Company, the Company may elect to develop its own management structure and might, therefore, terminate the management agreement with Mutual, subject to its required five year notice provision, or request that Mutual and the Department agree to amend the management agreement. Such an amendment might include, but not be limited to, a shortening of the termination period.

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

         Industry and regulatory guidelines suggest that the ratio of a property-casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. The Company has consistently followed a business strategy that would allow MNH to meet this 3 to 1 regulatory guideline. For the first six months of 1995, MNH's ratio of net premiums written to statutory surplus, annualized for a full year, was 2.1 to 1.

                 PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On May 10, 1995 the Company held its annual meeting of stockholders. During the meeting, Brent D. Baird, Richard E. Garman and James F. Marino were elected Directors of the Company. Mr. Marino subsequently resigned as a Director, effective June 30, 1995. Lawrence P. Castellani, Frank J. Colantuono, Henry P. Semmelhack and Robert M. Zak are Directors of the Company whose terms of office as Director continue beyond the date of the meeting.

         A stockholder submitted a proposal to strongly recommend that the Board of Directors conduct a search for a buyer of the Company using the services of an investment banking firm and submit the highest resulting offer to stockholders for approval within twelve months of the date of the annual meeting.

         A summary of stockholder voting with respect to the election of Directors and the stockholder proposal follows:

              Election    Election   Election     Stock-
                 of          of         of        holder
              B. Baird    R. Garman  J. Marino   Proposal
              --------    ---------  ---------   --------
For         2,438,708   2,438,708  2,438,085     702,994
Against         -           -          -       1,386,444
Withheld      240,170     240,170    240,793       -
Abstain         -           -          -         271,626
Non-votes       -           -          -         317,814

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

          (a)  Exhibits

          (11) Statement re computation of per share earnings
                   (filed herewith).

          (27) Financial Data Schedule (filed herewith).

          (b)  Reports on Form 8-K.

               In a report filed on Form 8-K dated June 30, 1995, the Company reported the resignation of its Chairman, President and Chief Executive Officer.

                                           SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MERCHANTS GROUP, INC.
                                      (Registrant)




Date: August 7, 1995                  By:/s/ Robert M. Zak
                                         -----------------------------------
                                         Robert M. Zak Senior Vice President,
                                         Secretary and Treasurer (duly
                                         authorized officer of the
                                         registrant and chief
                                         accounting officer)