Form 10-Q
period 1995-09-30
MERCHANTS GROUP INC
filed 1995-11-08
CIK 803027

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549



X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-  EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1995
                               ---------------------------

                                     OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-  EXCHANGE ACT OF 1934

For the transition period from                  to
                               -----------------   ------------------

Commission file number 1-9640
                       -------------------------------------------------------

                             MERCHANTS GROUP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                    16-1280763
----------------------------------------       --------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)


250 Main Street, Buffalo, New York                         14202
----------------------------------------       --------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (716) 849-3333
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   x   Yes         No
                                 -----       -----

        As of November 1, 1995, 3,213,894 shares of Common Stock, $.01 par value per share, were outstanding.




        The Exhibit Index for this document appears on page 18.

                        This document contains 20 pages.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                    (in thousands)

                                            December 31,   September 30,
                      Assets                    1994             1995
                      ------                ------------   ------------
Investments:
  Fixed maturities:
    Held to maturity at amortized cost
      (fair value $31,863 in 1994 and
      $34,361 in 1995)                        $ 33,933       $ 34,037
    Available for sale at fair value
      (amortized cost $135,034 in 1994
      and $140,628 in 1995)                    127,972        137,585
  Other long-term investments at
    fair value (amortized cost
    $5,557 in 1994 and $5,544 in 1995)           4,387          4,644
  Short-term investments                         4,455          6,440
                                              --------       --------

        Total investments                      170,747        182,706

Cash                                                18            566

Interest due and accrued                         1,965          1,750

Premiums receivable, net of allow-
   ance for doubtful accounts of
   $368 in 1994 and $422 in 1995                18,051         20,630

Deferred policy acquisition costs               11,587         12,815

Ceded reinsurance balances receivable            7,632          8,563

Prepaid reinsurance premiums                     2,370          2,807

Receivable from affiliate                            -            890

Federal income taxes receivable                  1,195          4,455

Deferred federal income tax benefit              7,738          6,104

Other assets                                     1,104          1,082
                                              --------       --------
        Total assets                          $222,407       $242,368
                                              ========       ========




              See Notes to the Consolidated Financial Statements.

                             MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                      (in thousands except share amounts)


                                                     December 31,  September 30,
                                                        1994           1995
                                                        ----           ----
     Liabilities and Stockholders' Equity
     ------------------------------------

Liabilities:
     Reserve for losses and loss
       adjustment expenses                              $104,015       $118,229
     Unearned premiums                                    45,449         50,473
     Other liabilities                                     5,267          6,225
     Payable to affiliate                                    397            -
                                                       ---------      ---------
                     Total liabilities                   155,128        174,927
                                                       ---------      ---------
Stockholders' equity:
     Common stock, issued and outstanding
       3,158,188 shares at December 31,
       1994 and 3,212,644 shares at
       September 30, 1995                                     32             32
     Additional paid in capital                           34,678         35,284
     Unrealized investment losses,
       net of tax                                         (6,878)        (2,047)
     Accumulated earnings                                 39,447         34,172
                                                       ---------      ---------
                    Total stockholders' equity            67,279         67,441
                                                       ---------      ---------

     Commitments and contingent liabilities                  -              -

                    Total liabilities and stock-
                       holders' equity                  $222,407       $242,368
                                                       =========      =========






              See Notes to the Consolidated Financial Statements.

                            MERCHANTS GROUP, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                   (in thousands except per share amounts)


                                             Three Months          Nine Months
                                        Ended September 30,    Ended September 30,
                                        -------------------    -------------------
                                           1994     1995         1994       1995
                                           ----     ----         ----       ----
 Revenues:
    Net premiums earned                 $23,314    $24,432     $68,519    $70,534
    Net investment income                 2,415      2,559       7,385      7,670
    Realized investment
         gains (losses)                      (3)       -            24       (832)
    Other revenues                          185         50         449         99
                                        -------    -------     -------    -------
            Total revenues               25,911     27,041      76,377     77,471
                                        -------    -------     -------    -------

 Expenses:
    Net losses and loss
       adjustment expenses               16,328     21,339      53,087     60,698
    Amortization of deferred
       policy acquisition costs           6,268      6,563      18,420     19,126
    Other underwriting expenses           1,373      1,337       4,593      6,219
                                        -------    -------     -------    -------
            Total expenses               23,969     29,239      76,100     86,043
                                        -------    -------     -------    -------
  Income (loss) before
     income taxes                         1,942     (2,198)        277     (8,572)
  Provision (benefit) for
   income taxes                             493       (202)       (426)    (3,771)
                                        -------    -------     -------    -------
            Net income (loss)           $ 1,449    $(1,996)    $   703    $(4,801)
                                        =======    =======     =======    =======

 Primary and fully diluted
     earnings (loss) per share          $   .46    $  (.62)    $   .22    $ (1.49)
                                        =======    =======     =======    =======

 Weighted average shares
     outstanding:
       Primary                            3,178      3,219       3,177      3,218
       Fully diluted                      3,178      3,220       3,177      3,220





              See Notes to the Consolidated Financial Statements.

                             MERCHANTS GROUP, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (in thousands)



                                                Nine Months
                                            Ended September, 30
                                            -------------------
                                              1994      1995
                                              ----      ----
Common stock, beginning and end              $    32    $    32
                                             -------    -------
Additional paid in capital:
     Beginning of period                      34,659     34,678
     Exercise of common stock options             19        606
                                             -------    -------
     End of period                            34,678     35,284
                                             -------    -------

Unrealized investment gains (losses),
     net of tax:
     Beginning of period                       1,445     (6,878)
     Change during the period                 (6,213)     4,831
                                             -------    -------
     End of period                            (4,768)    (2,047)
                                             -------    -------

Accumulated earnings:
     Beginning of period                      38,947     39,447
     Net income (loss)                           703     (4,801)
     Cash dividend on common stock              (474)      (474)
                                             -------    -------
     End of period                            39,176     34,172
                                             -------    -------

              Total stockholders' equity     $69,118    $67,441
                                             =======    =======





              See Notes to the Consolidated Financial Statements.

                             MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                INCREASE IN CASH

                                 (in thousands)

                                                Nine Months
                                            Ended September 30,
                                            -------------------
                                              1994       1995
                                              ----       ----
  Cash flows from operations:
     Collection of premiums                  $67,831    $70,948
     Payment of losses and loss
         adjustment expenses                 (49,715)   (47,146)
     Payment of other underwriting
         expenses                            (23,079)   (25,494)
     Investment income received                7,654      7,927
     Investment expenses paid                   (120)       (94)
     Income taxes paid                          (665)      (344)
     Other cash receipts                         449         99
                                            --------   --------
         Net cash provided by operations       2,355      5,896
                                            --------   --------

  Cash flows from investing activities:
     Proceeds from fixed maturities
         sold or matured                      17,220     10,157
     Purchase of fixed maturities            (18,899)   (13,604)
     Net increase (decrease) in other
         long-term investments                  (907)        13
     Net increase in short-term
         investments                            (112)    (1,985)
     Purchase of equipment, net                 (145)       (61)
                                            --------   --------
         Net cash used in
              investing activities            (2,843)    (5,480)
                                            --------   --------

  Cash flows from financing activities:
     Funds borrowed under repurchase
       agreement                                 945        -
     Exercise of common stock options             19        606
     Cash dividend on common stock              (474)      (474)
                                            --------   --------
     Net cash provided by
          financing activities                   490        132
                                            --------   --------
     Increase in cash                              2        548

  Cash:
     Beginning of period                           4         18
                                            --------   --------
     End of period                          $      6   $    566
                                            ========   ========



              See Notes to the Consolidated Financial Statements.

                             MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                RECONCILIATION OF NET INCOME (LOSS) TO NET CASH

                             PROVIDED BY OPERATIONS

                                 (in thousands)


                                               Nine Months
                                           Ended September 30,
                                           -------------------
                                              1994      1995
                                              ----      ----
Net income (loss)                          $   703    $(4,801)

Adjustments:
   Depreciation and amortization               (33)        88
   Realized investment (gains) losses          (24)       832

(Increase) decrease in assets:
   Interest due and accrued                    306        215
   Premiums receivable                        (782)    (2,579)
   Deferred policy acquisition costs            70     (1,228)
   Ceded reinsurance balances receivable     1,334       (931)
   Prepaid reinsurance premiums                (40)      (437)
   Deferred federal income tax benefit        (383)      (855)
   Federal income taxes receivable            (645)    (3,260)
   Receivable from affiliate                (1,606)      (890)
   Other assets                               (113)       (57)

Increase (decrease) in liabilities:
   Reserve for losses and loss
     adjustment expenses                     4,785     14,214
   Unearned premiums                          (226)     5,024
   Other liabilities                          (168)       958
   Payable to affiliate                       (760)      (397)
   Federal income taxes payable                (63)      -
                                          --------   --------
     Net cash provided by operations       $ 2,355    $ 5,896
                                          ========   ========






              See Notes to the Consolidated Financial Statements.

                             MERCHANTS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation and Basis of Presentation
   -----------------------------------------------------

        The Consolidated balance sheet as of September 30, 1995 and the related consolidated statement of income, of changes in stockholders' equity and of cash flows for the nine months ended September 30, 1994 and 1995 are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of financial position and results of operations. Such adjustments consist only of normal recurring items.
Interim results are not necessarily indicative of results for a full year.

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

2. Related Party Transactions
   --------------------------

        The Company and MNH do not have any paid employees. Under a management agreement, Merchants Mutual Insurance Company ("Mutual") which owns 7.9% of the Company's common stock at September 30, 1995, provides the Company and MNH with the facilities, management and personnel required to manage their day-to-day business. All underwriting, administrative, claims and investment expenses incurred on behalf of Mutual and MNH are shared on an allocated cost basis, determined as follows: for underwriting and administrative expenses, the respective share of total direct premiums written for Mutual and MNH serves as the basis of allocation; for claims expenses, the average number of outstanding claims is used; investment expenses are shared based on each company's share of total invested assets.

3. Earnings Per Share
   ------------------

        Primary and fully diluted earnings (loss) per share were computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during each period, increased by the assumed exercise of 23,021 and 65,164 shares of common stock options in 1995 and 1994, respectively, which would have resulted in 6,499 and 20,242 additional primary shares outstanding, respectively, assuming the proceeds to the Company from exercise were used to purchase shares of the Company's common stock, at its average market value per share during the quarter.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations for the Nine Months Ended September 30, 1995 As Compared
------------------------------------------------------------------------------
to the Nine Months Ended September 30, 1994
-------------------------------------------

        Total revenues increased by 1% from $76,377,000 for the nine months ended September 30, 1994 to $77,471,000 for the nine months ended September 30, 1995. Net premiums earned increased $2,015,000, or 3% and net investment income increased $285,000, or 4%. Net realized investment gains and losses decreased from a gain of $24,000 for the nine months ended September 30, 1994 to a loss of $832,000 for the nine months ended September 30, 1995. Other revenues decreased $350,000 or 78%.

        Net premiums earned increased by 3% from $68,519,000 in the nine months ended September 30, 1994 to $70,534,000 in the nine months ended September 30, 1995. This increase resulted from a 10% increase in net premiums written, which was partially offset by a lower contribution to 1995 earnings from unearned premiums at December 31, 1994 compared to the contribution to 1994 earnings from unearned premiums at December 31, 1993.

        Net premiums written increased from $68,252,000 for the nine months ended September 30, 1994 to $75,121,000 for the nine months ended September 30, 1995, primarily as a result of a 9% increase in direct premiums written.

        Voluntary commercial lines direct premiums written increased by 9% from $39,005,000 in the nine months ended September 30, 1994 to $42,527,000 in the nine months ended September 30, 1995. Workers' compensation direct premiums written increased 14%, commercial auto direct written premiums increased 8% and multi-peril direct premiums written increased 29% in the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994. Commercial policy retention rates for the nine months ended September 30, 1995 improved by 1.8 percentage points compared to the year earlier period. Commercial new business units (policies which were written by the Company for the first time) for the nine months ended September 30, 1995 increased by 5% compared to the nine months ended September 30, 1994. Voluntary commercial lines policies in force at September 30, 1995 increased by 3% compared to September 30, 1994.

        Voluntary personal lines direct premiums written increased by 8% from $24,140,000 in the nine months ended September 30, 1994 to $25,987,000 in the nine months ended September 30, 1995, due to a 5% increase in private passenger automobile ("PPA") direct premiums written and a 20% increase in homeowners direct premiums written.

        The growth in PPA direct premiums written was primarily the result of a 35% increase in new business units in 1995 compared to the prior year. The growth in homeowners policies direct premiums written primarily resulted from a 30% increase in new business units in 1995 compared to 1994.

        Involuntary direct premiums written, primarily involuntary PPA insurance, which comprised 7% of total direct premiums written during both the nine months ended September 30, 1994 and 1995, increased by 13% from $4,640,000 in the nine months ended September 30, 1994 to $5,281,000 in the nine months ended September 30, 1995. This increase resulted from an increase in assignments to the Company from the New York Automobile Insurance Plan and from the Company's effort to more aggressively pursue the proper premium associated with each assigned risk policy.

        Net investment income increased by 4% from $7,385,000 for the nine months ended September 30, 1994 to $7,670,000 for the nine months ended September 30, 1995. Average invested assets during the nine months ended September 30, 1995 increased 4% compared to the nine months ended September 30, 1994. On a taxable equivalent basis using statutory tax rates, net investment income increased 1%. The percentage increase in net investment income on a taxable equivalent basis was lower than the percentage increase in net investment income, due to a reduction in the percentage of invested assets allocated to tax exempt investments relative to the prior period.

        The Company's investment in Signet Group PLC ("Signet") cumulative auction rate preference shares included in other long-term investments is carried at fair value. During the nine months ended September 30, 1995, the Company recorded an $840,000 unrealized loss on its investment in Signet, which is included as a component of realized investment gains and losses in the accompanying consolidated statement of income. Previously, such unrealized gains or losses related to Signet were recorded directly to stockholders' equity. There were no material gains or losses realized from the sale of investments in the nine months ended September 30, 1994 or 1995.

        Other revenues decreased by 78% from $449,000 for the nine months ended September 30, 1994 to $99,000 for the nine months ended September 30, 1995. This decrease resulted primarily from approximately $450,000 of incremental charge-offs related to uncollectible premiums receivable. These incremental charge-offs related primarily to workers' compensation and contractors coverall policies which were not renewed or which have been cancelled. These premiums were generated primarily by the audit of insured records.

        Net losses and loss adjustment expenses ("LAE") increased by 14% from $53,087,000 in the nine months ended September 30, 1994, to $60,698,000 in the nine months ended September 30, 1995. The loss and LAE ratio increased from 77.5% in the nine months ended September 30, 1994 to 86.1% in the nine months ended September 30, 1995.

        During the second and third quarters of 1995, the Company increased its reserve for losses and LAE related to prior accident years. As a result of greater than expected reported loss experience through the end of the third quarter, the Company increased its estimate for claims that occurred in 1989 through 1994 for the homeowners, businessowners, workers' compensation, and commercial package lines of business. Partly offsetting these increases was a reduction in the Company's estimate of automobile insurance claims that occurred in 1993 and 1994. The net increase in the reserve for prior year losses and LAE approximated $12,550,000 and added 17.8 percentage points to the loss and LAE ratio in the nine months ended September 30, 1995.

        Losses in the nine months ended September 30, 1994 include $3,135,000 paid to Mutual for losses relating to the 1985 through 1994 accident years on involuntary automobile insurance policies issued under automobile insurance plans.

        Losses and LAE for the nine months ended September 30, 1994 also included $2,400,000 of higher than normal weather related losses attributable to severe winter weather experienced in the northeast United States during that period. These weather related losses increased the loss and LAE ratio in the nine months ended September 30, 1994 by 3.5 percentage points.

        The ratio of the amortization of deferred policy acquisition costs and other underwriting expenses to net premiums earned increased from 33.6% for the nine months ended September 30, 1994 to 35.9% for the nine months ended September 30, 1995. Other underwriting expenses for the nine months ended September 30, 1995 included approximately $1,100,000 associated with the June 30, 1995 resignation of the Company's former Chief Executive Officer, which amount represents the Company's portion of the payment required in accordance with the management agreement with Mutual.

        Commissions, premium taxes and other state assessments that vary directly with the Company's premium volume represented 20.3% of net premiums earned in the nine months ended September 30, 1995 compared to 20.7% of net premiums earned in the nine months ended September 30, 1994.

        During the nine months ended September 30, 1995, the Company recorded an income tax benefit which resulted from its pre-tax loss. The effective federal income tax rate used to derive this benefit was based upon the Company's estimate of its effective federal rate for all of 1995. The benefit recorded was larger than the statutory federal income tax rate due to tax exempt income.

Results of Operations for the Three Months Ended September 30, 1995 As Compared
-------------------------------------------------------------------------------
to the Three Months Ended September 30, 1994
--------------------------------------------

        Net premiums earned increased by 5% from $23,314,000 for the three months ended September 30, 1994 to $24,432,000 for the three months ended September 30, 1995. This increase resulted primarily from a 10% increase in net premiums written during the three months ended September 30, 1995 compared to the three months ended September 30, 1994.

        Net premiums written increased by 10% from $22,937,000 for the three months ended September 30, 1994 to $25,124,000 for the three months ended September 30, 1995 due to a 12% increase in direct premiums written.

        Net investment income increased by 6% from $2,415,000 for the three months ended September 30, 1994 to $2,559,000 for the three months ended September 30, 1995 primarily due to 5% increase in average invested assets. On a taxable equivalent basis using statutory tax rates, net investment income increased by 3%.

        The loss and LAE ratio increased 17.6 percentage points from 70.0% for the three months ended September 30, 1994 to 87.3% for the three months ended September 30, 1995. Losses and LAE in the three months ended September 30, 1995 included an increase in the reserve for losses and LAE incurred in the 1989 through 1994 accident years in the homeowners, businessowners, workers' compensation, and commercial package lines of business. This reserve increase approximated $5,800,000.

        The ratio of the amortization of deferred policy acquisition costs and other underwriting expenses to net premiums earned decreased from 32.8% for the three months ended September 30, 1994 to 32.3% for the three months ended September 30, 1995, primarily due to the increase in earned premiums.

Liquidity and Capital Resources
-------------------------------

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

        Net cash provided by operations increased by $3,542,000 from $2,355,000 in the nine months ended September 30, 1994 to $5,896,000 in the nine months ended September 30, 1995. Increases in cash provided by the collection of premiums of $3,117,000, investment income of $273,000 and by a decrease in the payment of losses and LAE of $2,569,000 were offset by an increase in the payment of underwriting expenses of $2,415,000.

        Net cash used in investing activities increased by $2,637,000 from $2,843,000 in the nine months ended September 30, 1994 to $5,480,000 in the nine months ended September 30, 1995. This increase in net cash provided by investing activities resulted primarily from a $1,873,000 increase in net cash used to purchase short-term investments.

        Net cash provided by financing activities decreased $358,000 from $490,000 in the nine months ended September 30, 1994 to $132,000 in the nine months ended September 30, 1995. This decrease was primarily due to a $945,000 decline in funds borrowed under repurchase agreements which was partially offset by a $587,000 increase in cash provided by the exercise of stock options.

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

        The Company generally designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as a component of stockholders' equity. At December 31, 1994, the Company had recorded $6,878,000 of unrealized losses, net of tax, associated with its fixed maturity investments. During the nine months ended September 30, 1995, the Company recorded a $4,831,000 reduction in unrealized losses, net of tax. The reduction in unrealized losses resulted from a decline in market interest rates during the period and from the recognition of the $840,000 unrealized loss related to the Company's investment in Signet as a realized loss.

        At September 30, 1995, the Company's bond portfolio represented 94.0% of invested assets. Management believes that this level of bond holdings will not adversely affect the Company's liquidity because it expects that cash receipts from net premiums written and investment income will be sufficient to enable the Company to satisfy its cash obligations in 1995. Furthermore, a substantial portion of the Company's bond portfolio is invested in mortgage-backed and other asset-backed securities, which, in addition to interest income, provide monthly paydowns of bond principal.

        At September 30, 1995, $76,238,000 or 41.7% of the Company's investment portfolio was invested in mortgage- backed and other asset backed securities, primarily planned amortization class ("PAC") and sequential pay collateralized mortgage obligations ("CMO's"). A PAC-CMO has an amortization schedule that is protected against prepayment risk under a wide range of interest rate scenarios and is therefore less susceptible to prepayment risk than other mortgage backed securities. The Company has not invested in the more volatile types of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company's CMO investments have an active secondary market and their effect on the Company's liquidity does not differ from that of other fixed maturity investments. The Company does not own any other derivative financial instruments such as futures or options.

        At September 30, 1995, $2,587,000 or 1.4%, of the Company's investment portfolio was invested in non-investment grade securities.

        As a holding company, the Company is dependent on cash dividends from MNH to meet its obligations and to pay any cash dividends. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's statutory policyholders' surplus as of the preceding December 31.
The maximum amount of dividends that MNH could pay during any twelve month period ending in 1995 without the prior approval of the New Hampshire Insurance Commissioner is $5,227,000. MNH paid $800,000 of dividends to the Company during the nine months ended September 30, 1995.

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

        Industry and regulatory guidelines suggest that the ratio of a property-casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. The Company has consistently followed a business strategy that would allow MNH to meet this 3 to 1 regulatory guideline. For the first nine months of 1995, MNH's ratio of net premiums written to statutory surplus, annualized for a full year, was 2.2 to 1.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

        On January 31, 1995, a New York State trial court dismissed a purported class action lawsuit which was filed in 1993 against the Company, Mutual, MNH and the directors of the Company and of Mutual (the "defendants") on behalf of the then minority shareholders of the Company. The Court, in granting the defendants' motion, held that plaintiff's claims, to the extent they have any merit, are derivative in nature. The complaint, which sought equitable relief and unspecified money damages, alleged that the defendants breached their fiduciary obligations to the minority shareholders of the Company, and defrauded the minority shareholders, by causing MNH to purchase from the FDIC the surplus note issued by Mutual and simultaneously reducing the principal amount plus accrued return on such surplus note to $1,350,000, which is the amount MNH paid to the FDIC for the note, and by approving the public sale of the Company's common stock sold in July 1993 at what the plaintiff alleges was an inadequate price. On March 31, 1995, the plaintiff filed a motion with the trial court for permission to reargue the defendants' motion to dismiss. On September 29, 1995, the trial court denied the plaintiff's motion to reargue. The Company and the other defendants intend to oppose any appeal or repleading by the plaintiff.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

          (a)  Exhibits

          (11) Statement re computation of per share earnings
                   (filed herewith).

          (27) Financial Data Schedule (filed herewith).

          (b)  Reports on Form 8-K

               The Registrant filed a Form 8-K, dated July 5, 1995, which indicated in a press release attached to the Form 8-K and incorporated by reference under Item 5 (Other Events) that the Registrant's Chairman, President and Chief Executive Officer had left the Registrant on June 30, 1995, and that the Registrant had appointed Richard E. Garman as Chairman, Brent D. Baird as President and Robert M. Zak as Chief Operating Officer.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MERCHANTS GROUP, INC.
                                        (Registrant)




Date: November 6, 1995                  By: /s/ Robert M.  Zak
                                           --------------------------
                                           Robert M. Zak
                                           Chief Operating Officer
                                           (duly authorized officer of the
                                           registrant and chief accounting
                                           officer)