Form 10-K405
period 1995-12-31
MERCHANTS GROUP INC
filed 1996-04-01
CIK 803027

                                   FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------


 X
- ---  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995
                          -----------------
                                       OR

- ---  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________ to _______________________

Commission file number 1-9640
                       ------

                             MERCHANTS GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                  16-1280763
- -------------------------------             -------------------
(State or other                              (I.R.S. Employer
jurisdiction ofincorporation or             Identification No.)
organization)

250 Main Street, Buffalo, New York                  14202
- ----------------------------------------          ---------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (716) 849-3333
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:

                                     Name of each exchange on
Title of each class                      which registered
- --------------------                     ----------------
Common Stock, $.01                   American Stock Exchange, Inc.
par value per share

Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   X  Yes     No
                                           ---      ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

         As of March 1, 1996, 3,213,894 shares of common stock were outstanding. The aggregate market value of the common shares held by non-affiliates of Merchants Group, Inc. on March 1, 1996 was $53,260,092.

                      DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the definitive Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III.

                             MERCHANTS GROUP, INC.

                           ANNUAL REPORT ON FORM 10-K

                               DECEMBER 31, 1995


         PART I                                                         PAGE
         -------                                                        ----
ITEM 1.  BUSINESS.                                                        3

ITEM 2.  PROPERTIES.                                                     25

ITEM 3.  LEGAL PROCEEDINGS.                                              25

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.            26


         PART II
         -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED               27
         STOCKHOLDER MATTERS.

ITEM 6.  SELECTED FINANCIAL DATA.                                        28

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL               30
         CONDITION AND RESULTS OF OPERATIONS.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.                    38

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                38
         ACCOUNTING AND FINANCIAL DISCLOSURE.


         PART III
         --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.             39

ITEM 11. EXECUTIVE COMPENSATION.                                         39

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS                 39
         AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                 39


         PART IV
         -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND                    40
         REPORTS ON FORM 8-K.

                                     PART I

Item 1.  BUSINESS.

GENERAL

         Merchants Group, Inc. (the "Company") was incorporated in August 1986 as a Delaware holding company which, through its wholly owned subsidiary Merchants Insurance Company of New Hampshire, Inc. ("MNH"), offers property and casualty insurance to preferred risk individuals and small to medium size businesses in the northeastern United States.

ADMINISTRATION

         The Company and MNH operate and manage their business in conjunction with Merchants Mutual Insurance Company ("Mutual"), a New York domiciled mutual property-casualty insurance company, under a management agreement (the "Management Agreement"). The Company and MNH do not have any significant operating assets and have no employees. Under the Management Agreement, Mutual provides the Company and MNH with the facilities, management and personnel required to operate their day-to-day business, including investment management. All costs incurred by Mutual with respect to underwriting expenses are shared pro rata between Mutual and MNH based upon their annual direct premiums written, and unallocated loss adjustment expenses are allocated on the basis of the number of claims outstanding each month that are attributable to each company. All of Mutual's and MNH's investment expenses are shared pro rata based upon the average book value of the invested assets of each company. MNH also pays Mutual an annual management fee of $50,000. The Management Agreement requires that the Company and MNH pay Mutual 110% of Mutual's costs of providing them with non-insurance related services, and that the Company pay Mutual an annual fee of one half of one percent (.5%) of the average book value of the Company's invested assets exclusive of the Company's shares of MNH. Since the inception of the Management Agreement, Mutual has not provided the Company or MNH with any non-insurance related services.

         The Management Agreement is designed to prevent conflicts of interest or to deal with them on an equitable basis should they occur. Generally, business opportunities which are presented to the common officers or employees of the companies must be presented to each company's Board of Directors and approved and determined to be fair to each company in the transaction by a majority of the directors of each company who are not affiliated with any other company in the transaction.

         Any amendment or modification of the Management Agreement must be approved by the New York Insurance Department. The Management Agreement may be terminated by any party to the agreement upon five years written notice to each of the other parties. Mutual and MNH have jointly developed and paid for all accounting, computer and insurance marketing systems used in their businesses. In the event of termination of the Management Agreement, each company has a right, at no cost, to obtain copies of all these systems, together with the right to use these systems in perpetuity.

         From 1975 through 1984, MNH and Mutual pooled their insurance businesses pursuant to a pooling agreement (the "Pooling Agreement"). Prior to January 1, 1983, premiums and losses were allocated 10% to MNH and 90% to Mutual; thereafter, pursuant to an amendment to the Pooling Agreement, the respective pooling percentages were 25% for MNH and 75% for Mutual.

         The Pooling Agreement was terminated effective December 31, 1984. The termination provided for the runoff of unearned premiums, losses and expenses associated with insurance contracts effective prior to January 1, 1985 according to the pooling percentages set forth in the Pooling Agreement. For insurance contracts effective subsequent to December 31, 1984, premiums written and related premiums earned, losses and loss adjustment expenses ("LAE"), commissions, premium taxes, and assessments are retained by the company which issues the insurance policies.

MARKETING

         The Company markets its products through approximately 665 independent agencies, which also represent Mutual. Generally, the Company's agents are located in suburban and rural areas. The Company primarily directs its marketing efforts to its independent agents and believes the more closely it works with those agents, the more likely it becomes that the agents will place business with the Company. The Company believes the opportunity for growth exists through further penetration of existing agents' new and renewal business, as well as selective expansion of this group of agents in the future. Management believes that the loss of any particular agent or group of related agents would not have a material adverse impact on the operating results or financial position of the Company.

         The Company believes that as a regional insurance company, it has certain advantages, including a closer relationship with its agents and a better knowledge of its operating territories, that enable it to compete effectively against larger national carriers. The Company believes it distinguishes itself from its competitors by providing its agents and policyholders with superior service, products that target the preferred segment of the commercial and personal insurance markets, and an agents' compensation program which, in addition to standard commission rates, provides agents with a profit sharing plan and bonus commissions for certain commercial lines of business.

         The Company services its agents from five Strategic Business Centers and from its home office in Buffalo, New York. The Strategic Business Centers are located in the Company's operating territories and focus primarily on policy sales and underwriting. The manager of a Strategic Business Center appoints new agents, agrees upon annual unit sales and premium objectives with the principal of the agency, and ensures that the principal of the agency communicates these objectives to the agency's sales staff. Strategic Business Center managers and Agency Business Managers, or "ABM's," develop customized "game plans" for each agent, which identify the opportunities to increase business and the actions required to achieve the objectives agreed to by the agent and the Company.

         In each of its Strategic Business Centers, the Company uses ABM's who are trained underwriters with at least five years of underwriting experience. ABM's meet with an agent's sales staff on a frequent basis to underwrite the Company's renewal policies, as well as to solicit and underwrite policies new to the agent and/or to the Company. ABM's carry laptop computers and can provide quotes for substantially all lines of business at the agents' offices. The Company believes personal contact between ABM's, who have underwriting authority, and an agent's sales staff provides the Company with a competitive advantage compared to many other property and casualty insurers, whose field representatives have no underwriting authority. By placing its underwriting decision maker in the agent's office, and thereby simplifying the underwriting process, the Company believes it can improve the retention rate on its renewal policies, as well as attract new policies.

         Each Strategic Business Center has an Agents' Advisory Council that meets at least twice a year. The Advisory Councils provide a forum for the Company and its agents to discuss issues of mutual interest, and to assure that the agents' business needs are being met. Additionally, the Chairmen of the Advisory Councils from each Strategic Business Center meet twice a year with senior officers of the Company.

         In addition to standard commissions paid as a percentage of premiums written, the Company's agents are eligible to participate in the Agents' Profit Sharing Plan, which rewards agents based on premiums written and a two year loss and allocated loss adjustment expense ("LAE") ratio on business placed by the agent with the Company. Payments under the Agents' Profit Sharing Plan for 1995 totalled $1,266,000 or 1.3% of direct premiums written, and increased participating agents' commissions received from the Company by approximately 22%. The Company believes the terms of its Agents' Profit Sharing Plan encourage its agents to increase the volume of profitable business they place with the Company. In June 1994, the Company instituted an Agent's Stock Option Program for MNH's agents which granted options to purchase 22,500 shares of the Company's common stock to 54 agencies based on their volume and profitability. The Company believes the Agents' Stock Option Program aligns the interests of its agents more closely with the interests of the Company and its stockholders.

         Unlike many of its competitors, the Company pays the same commission rate on policies billed directly to the insured by the Company and on policies billed to the agent and, in turn, re-billed to the insured by the agent. By offering to bill the insured directly for both personal and commercial policies, the Company helps its agents minimize their administrative costs without a reduction in commission income. Approximately 75% of the voluntary premiums written by the Company in 1994 and 1995 were billed directly to policyholders.

       In order to assist its independent agents to compete more effectively with insurance companies that have direct sales forces, and to strengthen its relationship with those agents, the Company is providing advanced automation services, such as download capability, to many of its agents. Download capability, the electronic transmission of policy transactions from a company to an agency database, is a significant step in helping agents and the Company achieve the goal of single-entry, multiple company interface. The benefits to agents are simplified client management, more time available for sales activities, and fewer errors. Currently, the Company is downloading policy transactions to approximately 70 agents for private passenger automobile and homeowners' policies. The Company plans to offer download capability for commercial insurance policies when the property-casualty insurance industry adopts standards. The Company believes that developing automation capabilities to facilitate the sharing of information with its agents will improve its competitive position compared to other property and casualty insurers that do not have such capabilities.

INSURANCE UNDERWRITING

       The Company is licensed to issue insurance policies in 13 states, primarily in the northeastern United States. In 1995, net premiums written totaled $97,577,000, with 58% of the net premiums written derived from commercial lines of insurance and 42% from personal lines of insurance.

       The following table sets forth the distribution of the Company's direct premiums written by state for the years indicated:

                                              Years Ended December 31,
                                              ------------------------
                                              1993      1994      1995
                                              -----     -----     -----
New York                                       65%       65%       64%
New Hampshire                                  12        12        11
New Jersey                                     12        11        14
Rhode Island                                    3         4         4
Pennsylvania                                    4         3         3
Massachusetts                                   2         3         3
Other                                           2         2         1
                                              -----     -----     -----
   Total                                      100%      100%      100%
                                              =====     =====     =====

         The Company is licensed to underwrite most major lines of property and casualty insurance. It issues policies primarily to preferred individuals and small to medium size commercial risks. In general, the Company does not insure risks that involve a high potential of loss or have a long-tail reporting period. The types of risks insured in the Company's lines of business include:

       - Personal automobile - full coverage of family-owned standard performance automobiles, generally requiring drivers with no major violations or at-fault accidents in the last three years, and minimal youthful operator exposure.

       - Homeowners' - properties generally with no losses in the last three years that are less than 30 years old and valued between $75,000 and $300,000.

       - Commercial automobile - primarily light and medium use vehicles operating in a limited radius, with complete background information required of all drivers.

       - Commercial multi-peril - properties with medium to high construction quality and low to moderate fire exposure, and occupancies with low to moderate exposure to hazardous materials and processes.

       - General liability - low hazard service, mercantile and light processing businesses, generally with no losses in the last three years and with three years of business experience.

       - Workers' compensation - risks with low loss frequency and severity, low to moderate exposure to hazardous materials and processes, and favorable experience modification factors. Generally, workers' compensation insurance is written in conjunction with other commercial insurance.

       The Company's underwriting strategy is to offer its insurance at rates which are designed to cover its costs, including the costs of any involuntary business associated with a particular line of insurance or a particular territory. This pricing strategy makes the Company's rates non-competitive with respect to certain lines of insurance or certain geographic regions. For example, the Company's published rates for personal automobile insurance in the New York City metropolitan area and other densely populated areas within its region of operations are significantly higher than those of some of its competitors. The Company believes that its pricing strategy allows the Company to write the types of insurance for which the price charged reflects the cost of providing coverage.

       Agents of the Company are also agents of Mutual, which generally sells the same lines of insurance as the Company to standard risk individuals and businesses. Applicants that meet the Company's preferred risk criteria are issued policies by the Company. Applicants that do not meet the Company's underwriting criteria, but which meet the less restrictive criteria of Mutual, are issued policies by Mutual, generally at higher premium rates. Under a quota share agreement with Mutual, the Company assumed 10% of the standard risks insured by Mutual, which would not generally meet the Company's more stringent underwriting guidelines. The terms of the agreement allow Mutual to reduce its cessions to MNH to 0% of Mutual's direct voluntary premiums written for any calendar year prior to the beginning of that calendar year. In December 1995, Mutual informed the Company that it would reduce its cessions to MNH to 0% of its direct voluntary premiums written for calendar year 1996.

       The Company establishes premium rates for most of its policies based on loss experience, in some cases after considering prospective loss costs suggested by the Insurance Services Office, Inc., an industry advisory group, for the preferred individual and commercial classes of business that it insures. The Company establishes rates independently for its personal automobile and homeowners insurance policies and its specialty products, such as contractors coverall and businessowners' policies.

       The following table shows, for each of the years in the three year period ended December 31, 1995, (i) the amount of the Company's net premiums written attributable to various personal lines and commercial lines and (ii) underwriting results attributable to each such line as measured by the calendar year loss ratio for such line. The loss ratio is the ratio of incurred losses to net premiums earned for a given period.

                                                          Year ended December 31,
                                         -------------------------------------------------------------------------
                                             1993                     1994                     1995
                                         -------------------------------------------------------------------------
                                           Premiums                 Premiums                 Premiums
                                            Written                  Written                  Written
                                         -------------------------------------------------------------------------
                                                          Loss                      Loss                     Loss
                                         Amount      %    Ratio   Amount     %     Ratio   Amount     %      Ratio
                                         -------------------------------------------------------------------------
                                                               (dollars in thousands)
Personal
   Auto Liability                       $23,285   25.5%  67.7%    $21,278   23.6%  79.2%   $22,556    23.1%  78.2%
   Auto Physical
       Damage                            11,430   12.5   37.3      10,603   11.8   53.0     11,546    11.8   52.1
   Homeowners'
       Multi-Peril                        5,638    6.2   62.7       5,808    6.4   76.5      6,606     6.8   77.8

       Total                             40,353   44.2   58.0      37,689   41.8   71.5     40,708    41.7   70.7
Commercial
   Auto Liability                        12,726   14.0   68.3      12,572   13.9   74.9     13,496    13.8   69.5
   Auto Physical
       Damage                             3,037    3.3   46.2       2,918    3.2   41.1      3,047     3.1   51.8
   Commercial
       Multi-Peril                       17,983   19.7   56.9      19,034   21.1   76.4     20,845    21.4   71.3
   Workers'
       Compensation                       9,045    9.9   98.3      10,229   11.3   54.0     12,223    12.5   94.7
   Other Lines                            8,048    8.9   62.4       7,745    8.7   58.8      7,258     7.5   56.0
       Total                             50,839   55.8   66.8      52,498   58.2   67.1     56,869    58.3   72.7
Total Personal
   and Commercial                       $91,192  100.0%  62.8%    $90,187  100.0%  68.9%   $97,577   100.0%  71.9%
                                        =======  ======           =======  ======          =======   ======


    Calendar year loss ratios set forth in the table above include an estimate of losses for that accident year, as well as increases or decreases made in that year for prior accident year losses. Depending on the size of the increase in prior accident year losses, calendar year ratios may not be as indicative of the profitability of policies in force in a particular year as accident year ratios, which do not take into account increases in reserves for prior accident year losses.

         Since 1987, the Company has pursued a strategy of controlled growth in commercial insurance in its existing territories. As a result, voluntary commercial direct premiums written comprise a greater portion of the Company's total voluntary direct premiums written than in previous years. The following table sets forth the composition of voluntary direct premiums written for 1991 through 1995:

                            Years Ended December 31,
                            ------------------------
                         1991   1992   1993   1994   1995
                         ----   ----   ----   ----   ----
Commercial                57%    57%    60%    62%    62%
Personal                  43     43     40     38     38
                         ----   ----   ----   ----   ----
   Total                 100%   100%   100%   100%   100%
                         ===    ===    ===    ===    ===


COMMERCIAL LINES

     The Company's commercial business is primarily retail and mercantile in nature and generally consists of small to medium size, low hazard commercial risks which as a group have relatively stable loss ratios. The Company's underwriting criteria exclude lines of business and classes of risks that are considered by the Company to be high hazard or volatile, or which involve latent injury potential or other long-tail liability exposures. Although the commercial underwriting objectives of the Company and Mutual are similar, the Company has refined its selection criteria to include specific classes of businesses, occupancies, and operations with lower hazard ratings, which present a relatively lower exposure to loss and are charged a correspondingly lower premium. The Company offers specialized products within the commercial multi-peril line such as the Contractors Coverall Plus for artisan and trade contractors, the Super Businessowners' Program and BusinessElite for specified retail, service and office risks.

         Despite the lack of significant premium rate increases since 1988 in most of its commercial lines and the increased competition in the lines of business that the Company targets, the Company believes it can insure commercial business profitably by selecting those classes of risks that offer better profit potential. The Company competes for commercial business based upon the service it provides to agents and policyholders, the compensation it pays to its agents, and in certain instances, the price of its products. The Company establishes prices after considering its costs, the exposures inherent in a particular class of risk, potential investment income, projected future trends in loss frequency and severity, and the degree of competition within a specific territory. Accordingly, the relative prices of the Company's commercial products vary considerably in relation to competitors' prices.

PERSONAL LINES

         The Company offers personal automobile and homeowners' insurance to preferred risk individuals, generally requiring experienced drivers with no accidents or moving violations in the last three years for personal automobile insurance, and medium to high value homes with systems that are less than thirty years old in fire protected areas for homeowners' insurance. Personal automobile premium rates attempt to cover costs associated with required participation in involuntary personal automobile programs, in addition to the costs directly associated with the policies written voluntarily.

         The Company and Mutual have developed automated underwriting procedures for personal automobile and homeowners business, which perform an initial review of policy applications based upon established underwriting guidelines. Applications that do not meet the guidelines for automated acceptance are either referred to personal lines underwriters who review the applications and assess exposure, or rejected if the risk characteristics are such that neither the Company nor Mutual would accept the insured.

         As a condition to writing voluntary business in most states in which it operates, the Company must participate in state-mandated programs which provide insurance for individuals and businesses unable to obtain insurance voluntarily, primarily for personal automobile insurance. The legislation creating these programs usually allocates a pro rata portion of the risks attributable to such insureds to each company writing voluntary business in the state on the basis of its voluntary premiums written or the number of automobiles which it insures voluntarily.

         The Company's gross (direct and assumed) premiums written attributable to involuntary policies were $11,010,000, $9,274,000, and $11,317,000 in 1993,
1994 and 1995, respectively, mostly in New York. The Company is unable to predict the level of its annual involuntary business for 1996 or future years.

CLAIMS

         Insurance claims on policies written by the Company are investigated and settled by claims adjustors employed by Mutual pursuant to the Management Agreement. The Company and Mutual maintain several claims offices within their operating territories. In areas where there is insufficient claim volume to justify the cost of internal claims staff, the Company and Mutual use independent appraisers and adjustors to investigate and settle claims. The Company's claims policy emphasizes timely investigation of claims, settlement of meritorious claims for equitable amounts, maintenance of adequate reserves for claims and control of external claims adjustment expenses. In order to support its claims policy, the Company has implemented a program designed to ensure that claims are assigned an accurate value, based on available information, as soon as practical. The program includes the centralization of certain branch claims operations and an emphasis on the training of claims adjustors and supervisors by senior claims staff. This claims policy is designed to support the Company's marketing policy and provide agents and policyholders with prompt service and support.

         Claims settlement authority levels are established for each adjustor, supervisor and manager based on their expertise and experience. When the Company receives notice of a claim, it is assigned to an adjustor based upon its type, severity and line of business. The claims staff then reviews the claim, obtains appropriate documentation and establishes a loss reserve. Claims that exceed certain dollar amounts or that cannot be readily settled are assigned to senior claims staff.

LOSS AND LAE RESERVES

         The Company, like other insurance companies, establishes reserves for losses and LAE. These reserves are estimates intended to cover the probable ultimate cost of settling all losses incurred and unpaid, including those losses not yet reported to the Company. An insurer's ultimate liability is likely to differ from such estimates because during the life of a claim, which may be many years, additional facts affecting an insurer's liability may become known. The reserves of an insurer are frequently adjusted based on monitoring by the insurer and periodic review by state insurance departments. Since 1989, the Company has retained an independent actuarial firm to satisfy state insurance departments' requirements with respect to the reporting of reserves for losses and LAE.

         Loss reserves are established for known claims based on the type and circumstance of the loss and the results of similar losses. For claims not yet reported to the Company, loss reserves are based on statistical information from previous experience periods, adjusted for inflation, trends in court decisions and economic conditions. LAE reserves are intended to cover the ultimate cost of investigating all losses that have occurred and defending lawsuits, if any, arising from such losses. LAE reserves are evaluated periodically using statistical techniques which compare current costs with historical data. Inflation is implicitly reflected in the reserving process through analysis of cost trends, and review of historical reserve results. With the exception of an immaterial amount relating to workers' compensation claims, loss reserves are not discounted for financial statement purposes.

         The Company's reserving process is based on the assumption that past experiences, adjusted for the effect of current developments and trends, are relevant in predicting future events. In the absence of specific developments, the process also assumes that the legal climate regarding the claims process and underlying liabilities remains constant. Other assumptions employed by the Company or its actuarial firm change from time to time as circumstances change. In estimating loss and LAE reserves, the Company employs a number of actuarial methods, depending on their applicability to each line of business, in order to balance the advantages and disadvantages of each method. No single method is used to estimate loss and LAE reserves. Although different actuarial methods may give rise to different reserve estimates, which could be higher or lower than the reserves actually established by the Company, the Company believes that those differences are not material.

         The Company has recorded increases in reserves for prior accident year losses in subsequent years. These increases were necessary because of several factors, including inaccurate estimation of the extent of liability associated with a number of claims involving serious injuries relating to the 1985 through 1989 accident years, claims handling practices in the late 1980's that did not produce accurate and timely reserve levels for a broad range of claims, and a shift in the Company's mix of business from personal lines to commercial lines, which requires different technical claims expertise which the Company had to develop. During 1995, the Company experienced greater than anticipated severity (claim value) in liability claims related to its homeowners, businessowners, workers compensation and commercial package lines of insurance.

         The following table sets forth the changes in the reserve for losses and LAE for 1993, 1994 and 1995.

                                                                 Year-Ended December 31,
                                                              ------------------------------
                                                               1993        1994        1995
                                                               -----------------------------
                                                                   (in thousands)
Reserve for losses and LAE
   at beginning of year                                        $86,159   $ 93,896  $104,015
   Less reinsurance recoverables                                  -         3,957     6,401
                                                               -------    -------   -------
   Net balance at beginning of
       year                                                     86,159     89,939    97,614

Provision for losses and LAE
   for claims occurring in:
   Current year                                                 60,282     65,818    67,150
   Prior years                                                   2,125      4,982    11,045
                                                               -------    -------    ------
                                                                62,407     70,800    78,195
                                                               -------    -------    ------
Losses and LAE payments for
   claims occurring in:
   Current year                                                 22,903     28,574    25,175
   Prior years                                                  35,724     34,551    36,916
                                                               -------    -------   -------
                                                                58,627     63,125    62,091
                                                               -------    -------   -------
   Reserve for losses and LAE
   at end of year, net                                          89,939     97,614   113,718
   Plus reinsurance recoverables                                 3,957      6,401     6,004
                                                               -------    -------  --------
   Balance at end of year                                      $93,896   $104,015  $119,722
                                                               =======   ========  ========

         In recent years, the escalation of repair costs, medical expenses and jury awards have necessitated significant periodic upward adjustments in reserves by many property and casualty insurers, including the Company. In 1993, 1994 and 1995, the Company increased its reserves for prior years by $2,125,000, $4,982,000, and $11,045,000, respectively. The increases in reserves for prior years made in 1993 was primarily attributable to higher than anticipated severity of liability claims on commercial multi-peril and workers' compensation policies. The increase in reserves for prior years made in 1994 was primarily attributable to the $3,135,000 settlement of the AIP matter discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as higher than anticipated severity of liability claims on auto, commercial multi-peril and workers' compensation policies. The increase in reserves for prior years made in 1995 was primarily attributable to higher than anticipated severity of liability claims on homeowners, businessowners, workers compensation and commercial package lines of insurance.

       The first line of the following table presents, as of the end of the year at the top of each column, the estimated amount of unpaid losses and LAE for claims arising in that year and in all prior years, including claims that had occurred but were not yet reported to the Company. For each column, the rows of the table present, for the same group of claims, the amount of unpaid losses and LAE as re-estimated as of the end of each succeeding year. The estimate is modified as more information becomes known about the number and severity of claims for each year. The "cumulative deficiency" represents the change in the estimated amount of unpaid losses and LAE from the end of the year at the top of each column through the end of 1995.

       For each column in the table, the change from the liability for losses and LAE shown on the first line to the liability as re-estimated as of the end of the following year was included in operating results for the following year. That change includes the change in the previous year's column from the liability as re-estimated one year later to the liability as re-estimated two years later, which, in turn, includes the change in the second preceding column from the liability as re-estimated two years later to the liability as re-estimated three years later, and so forth.

       The rows of the lower portion of the table present, as of the end of each succeeding year, the amount of paid losses and LAE for claims unpaid at the end of the year at the top of each column.

                                                                         Year Ended December 31,
                                                                         -----------------------

                                           1985    1986     1987      1988    1989     1990     1991     1992     1993    1994
                                          -----   ------   -------  -------  -------  ------   ------- --------  ------  ------
                                                                          (in thousands)
Liability for losses and LAE             $26,207  $32,137  $44,778  $55,412  $66,892  $71,222  $77,274  $86,159  $89,939  $97,614

Liability re-estimated as of:
         One year later                   26,466   33,520   47,519   57,238   75,614   77,548   80,841   88,284   94,921  108,659
         Two years later                  27,806   33,873   47,112   61,534   76,310   75,987   81,743   91,224  100,607
         Three years later                28,832   34,429   51,023   61,928   73,578   78,106   83,693   95,396
         Four years later                 29,564   39,086   52,104   61,014   75,672   79,563   87,105
         Five years later                 30,316   38,404   51,249   61,787   76,746   81,308
         Six years later                  30,740   38,049   51,764   62,201   77,026
         Seven years later                30,573   38,411   52,141   62,332
         Eight years later                30,712   38,368   52,035
         Nine years later                 30,444   38,283
         Ten years later                  30,217

Cumulative Deficiency  - $                (4,010)  (6,146)  (7,257)  (6,920) (10,134) (10,086)  (9,831)  (9,237) (10,668) (11,045)
                       - %                 (15.3)   (19.1)   (16.2)   (12.5)   (15.1)   (14.2)   (12.7)   (10.7)   (11.9)   (11.3)


Paid (Cumulative) as of:
         One year later                   12,913   15,225   20,649   21,393   32,538   32,666   30,082   35,724   34,551   36,916
         Two years later                  19,178   21,907   28,049   37,459   47,816   47,339   50,490   56,003   56,965
         Three years later                22,957   26,159   38,936   47,816   58,489   61,585   63,925   69,863
         Four years later                 25,500   31,943   44,819   52,758   66,466   70,219   72,917
         Five years later                 27,337   34,076   46,931   56,732   71,322   75,018
         Six years later                  28,268   35,356   48,985   59,162   73,558
         Seven years later                29,017   36,644   50,547   59,994
         Eight years later                29,719   37,495   50,815
         Nine years later                 29,931   37,525
         Ten years later                  29,787

         The loss and LAE reserves reported in the Company's consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP") differ from those reported in the statements filed by MNH with the New Hampshire Insurance Department in accordance with statutory accounting principles ("STAT") as follows:

                                                                   As of December 31,
                                                                 ----------------------
                                                                  1993       1994       1995
                                                                 ------     ------     -----
                                                                       (in thousands)
Loss and LAE reserves on a
   STAT basis                                                   $88,386    $96,624     $113,059
Adjustments:
   Loss reserves ceded under a
       quota share agreement with
       an unrelated party                                         1,482        927          595
   Ceded reinsurance balances
       recoverable                                                3,957      6,401        6,004
   Write-down of reinsurance
       recoverable                                                   71         63           64
                                                                --------   -------     --------
Loss and LAE reserves on a
   GAAP basis                                                   $93,896   $104,015     $119,722
                                                                =======   ========     ========


Reinsurance

         The Company follows the customary industry practice of reinsuring a portion of the exposure under its policies and as consideration pays to its reinsurers a portion of the premium received on its policies. Insurance is ceded principally to reduce an insurer's liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of coverage provided by its policies, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded.

       The Company is a party to reinsurance contracts under which certain types of policies are automatically reinsured without the need for approval by the reinsurer with respect to the individual risks that are covered ("treaty" reinsurance). The Company also is a party to reinsurance contracts which are handled on an individual policy or per risk basis and require the specific agreement of the reinsurer as to each risk insured ("facultative" reinsurance). Occasionally, the Company may secure facultative reinsurance to supplement its coverage under treaty reinsurance.

       Since 1980, most of the Company's treaty and facultative reinsurance has been placed with General Reinsurance Corporation ("GenRe"), the largest reinsurer domiciled in the United States. The Company's excess of loss arrangements with GenRe for automobile liability, general liability and workers' compensation insurance provide for recovery of losses over $500,000 up to a maximum of $5,000,000 per occurrence. For claims occurring prior to 1993, the $500,000 threshold is indexed for inflation for casualty lines other than workers' compensation and New York State no-fault, and applies retroactively to all occurrences until they are settled. There is no index provision for casualty claims occurring after 1992. This coverage is supplemented by additional treaty reinsurance placed with GenRe covering losses up to $5,000,000 in excess of the first $5,000,000.

       Property reinsurance agreements with GenRe provide for recovery of property losses over $500,000 up to $2,000,000 per occurrence without any index provision. Property catastrophe coverage placed with many reinsurers worldwide provides for recovery of 95% of up to $37,000,000 above aggregate retained losses of $3,000,000 for each natural disaster. The property catastrophe coverage limits are shared by the Company and Mutual on a pro rata basis based upon the gross reported losses of the Company and Mutual for a covered event. The reinsurance premium rate paid to GenRe varies by each line of business.

       As of December 31, 1995, the Company had $6,007,000 of reinsurance recoverable on unpaid losses and paid losses, all of which it expects to recover. The excess of loss reinsurance agreement with GenRe has no definite term, but may be renegotiated yearly. The property catastrophe reinsurance agreement expires December 31, 1996.

       In 1987, the Company and GenRe agreed to limit the losses which could be recovered by the Company under its excess of loss treaties with GenRe for the 1980 through 1986 accident years in exchange for a cap on retrospective premiums due GenRe. At December 31, 1995, recoverable losses have exceeded the cap by $370,000, and the excess losses have been retained by the Company.

       Effective January 1, 1993, Mutual and MNH entered into a quota share reinsurance agreement under which MNH assumed 10% of Mutual's direct voluntary written premiums and related losses and allocated LAE in exchange for a reinsurance commission of 35%. The agreement also provides for MNH to pay a contingent commission to Mutual equal to any underwriting profit on the premiums assumed. Mutual pays the ceded premiums, net of commissions and paid losses, to MNH on a monthly basis and MNH invests these funds and earns investment income. To the extent commissions and paid losses exceed premiums, MNH is required to pay the net monthly balance to Mutual. The agreement has a term ending on January 1, 1996, and may be terminated by either party effective as of that date or on any January 1 thereafter with the prior approval of the New York Superintendent of Insurance upon six months' notice to the other party. In addition, the agreement may be terminated by MNH at any time if any amount payable to MNH by Mutual becomes more than 90 days overdue or if there is a change in control of Mutual approved by the New York Superintendent of Insurance. Further, the agreement allows Mutual to reduce its cessions to MNH to 0% of Mutual's direct voluntary premiums written for any calendar year prior to the beginning of that calendar year. In December 1995, Mutual notified the Company that it was reducing its cessions to the Company for calendar year 1996 to 0% of its voluntary direct written premiums.

INVESTMENTS

       The primary source of funds for investment by the Company is premiums received. Although premiums, net of commissions and other underwriting costs, are taken into income ratably over the terms of the policies, they provide funds for investment from the date they are received. Similarly, although establishment of and changes in reserves for losses and LAE are included in results of operations immediately, the amounts so set aside may be invested until the Company pays those claims.

       The investments of the Company are regulated by New Hampshire insurance law and are reviewed by the Board of Directors of the Company. Other than certain short-term investments held to maintain liquidity, the Company primarily invests in medium-term bonds, mortgage-backed and other asset-backed securities including collateralized mortgage obligations, and tax-exempt securities. The mortgage-backed securities he1d by the Company are typically purchased at expected yields which are greater than comparable maturity Treasury securities and are AAA or AA rated.

       The Company had $60,837,000 of tax-exempt bonds in its investment portfolio at December 31, 1995. The Company believes these tax-exempt bonds are of high quality (rated A or better) and offer an after-tax total return greater than comparable taxable securities.

         As of December 31, 1995, the Company owned $3,000,000 stated value of Signet Group PLC ("Signet") (formerly Ratners Group, PLC) auction rate preference shares. These securities have a variable dividend rate reset every 28 days through auction procedures. Beginning in 1991, the auction process failed, due to the lack of a sufficient number of buyers willing to purchase the shares. In 1992, Signet suspended dividend payments on all of its preference shares, including those owned by the Company. No dividends were received during the period from 1992 to 1995. This investment is carried at its fair value of $1,500,000 at December 31, 1995. The Company has not accrued or recorded any dividend income related to this investment since 1991.

   At December 31, 1995, the Company had $4,470,000 of short-term investments with maturities less than 30 days, and $2,557,000 of non-investment grade securities, which includes the Signet preference shares. These non-investment grade securities represented 1.3% of its investment portfolio.

        The table below gives information regarding the Company's investments as of the dates indicated.

                                                       As of December 31,
                                    ---------------------------------------------------------
                                           1993              1994                 1995
                                          -----             ------               ------
                                     Amount     %          Amount     %        Amount       %
                                    ---------   -         --------    -       --------      -
                                                   (dollars in thousands)
Fixed Maturities (1):
U.S. Government
and Agencies                        $ 54,614   31.1%   $ 49,113    28.8%    $ 58,421     30.4%
Corporate Bonds                       36,521   20.8      50,742    29.7       63,997     33.3
Tax-Exempt Bonds                      77,884   44.3      62,050    36.3       60,837     31.7
                                    --------  ------   --------   -----     --------    ------
   Total Bonds                       169,019   96.2     161,905    94.8      183,255     95.4
Short-Term Invest-
   ments(2)                            2,113    1.2       4,455     2.6        4,470      2.3
Other(3)                               4,630    2.6       4,387     2.6        4,493      2.3
                                    --------  ------   --------   -----     --------    ------
Total Invested
   Assets                           $175,762  100.0%   $170,747   100.0%    $192,218    100.0%
                                    ========  ======   ========   ======    ========    ======
- -------------------------------

(1) Fixed Maturities are shown at their carrying amounts in the respective balance sheet. Held to Maturity fixed maturities are included at amortized cost. Available for Sale fixed maturities are included at fair value.
(2)    Shown at cost, which approximates fair value.
(3)    Shown at unpaid principal balance or estimated fair value.

        The table below sets forth the Company's net investment income and net realized gains, excluding the effect of income taxes, for the periods shown:


                                                                   Year Ended December 31,
                                                                  --------------------------
                                                                   1993      1994      1995
                                                                  --------------------------
                                                                    (dollars in thousands)
Average investments (1)                                           $165,585  $176,791  $181,760
Net investment income                                                9,155     9,849    10,368
Net investment income
   as a percentage of average
   investments (2)                                                     5.5%      5.6%      5.7%
Net realized gains (losses)
   on investments                                                 $  1,467  $     20  $   (832)
- ------------------------------------

(1)    At amortized cost.
(2) The tax equivalent yield for the years ended December 31, 1993, 1994 and 1995 were 6.2%, 6.4%, and 6.6%, respectively, assuming an effective tax rate of 34%.


   The table below sets forth the carrying value of bonds and percentage distribution of various maturities at the dates indicated. Fixed Maturities are shown at their carrying amounts in the respective balance sheet. Held to Maturity fixed maturities are included at amortized cost. Available for Sale fixed maturities are included at fair value. The estimated repayment date was used instead of the ultimate repayment date for mortgage backed and other asset backed securities.


                                                      As of December 31,
                                     ---------------------------------------------------
                                          1993              1994               1995
                                          ----              ----               ----
                                      Amount     %        Amount     %      Amount     %
                                     ----------  -      -----------  -     ----------  -
                                                   (dollars in thousands)
1 year or less                       $ 19,982    11.8%   $ 10,560    6.5%  $ 24,175   13.2%
1 year through 5
   years                               92,390    54.7      94,697    58.5   114,823   62.7
5 years through 10
   years                               56,647    33.5      49,825    30.8    36,967   20.1
More than 10 years                       -        -         6,823     4.2     7,290    4.0
                                     --------    ----    ----------  ------   -------  ---
   Total                             $169,019   100.0%   $161,905   100.0% $183,255  100.0%
                                     ========   ======   ========   ====== ========  ======



COMPETITION

       The property and casualty insurance business is highly competitive. The Company is in direct competition with many national and regional multiple-line insurers, many of which are substantially larger than the Company and have considerably greater financial resources. Competition is further intensified by the independent agency system because each of the independent agents who sells the Company's policies also represents one or more other insurers. Also, the Company's agents compete with direct writing insurers and this indirectly affects the Company.

       Historically, the property and casualty industry has tended to be cyclical in nature. During the "up" cycle, or "hard market," the industry is characterized by price increases, strengthening of loss and LAE reserves, surplus growth and improved underwriting results. Near the end of the "up" cycle, an increase in capacity causes insurance companies to begin to compete for market share on the basis of price. This price competition causes the emergence of the "down" cycle, or "soft market," characterized by a reduction in the premium growth rate and a general decline in profitability. Generally, the down cycle is eventually accompanied by a decline in the adequacy of loss and LAE reserves and a decrease in premium writing capacity. The property casualty insurance industry has experienced a cyclical downturn for the past eight years due primarily to intense premium rate competition, which has resulted in lower profitability. Many of the circumstances which led to the current cyclical downturn in the property and casualty insurance industry continue to exist, and the Company cannot predict when or if market conditions for the industry will improve.

REGULATION

   GENERAL

       MNH is subject to regulation under applicable insurance statutes, including insurance holding company statutes, of the various states in which it writes insurance. Insurance regulation is intended to provide safeguards for policyholders rather than to protect stockholders of insurance companies or their holding companies. Insurance laws of the various states establish regulatory agencies with broad administrative powers including, but not limited to, the power to grant or revoke licenses to transact insurance business and to regulate trade practices, investments, premium rates, the deposit of securities, the form and content of financial statements and insurance policies, accounting practices and the maintenance of specified reserves and capital. The regulatory agencies of each state have statutory authority to enforce their laws and regulations through various administrative orders, civil and criminal enforcement proceedings, and the suspension or revocation of certificates of authority. In extreme cases, including insolvency, impending insolvency and other matters, a regulatory authority may take over the management and operation of an insurer's business and assets.

       Under insolvency or guaranty laws in the states in which MNH operates, insurers doing business in those states can be assessed up to prescribed limits for policyholder losses caused by other insurance companies that become insolvent. The extent of any requirement for MNH to make any further payment under these laws is not determinable. Most laws do provide, however, that an assessment may be excused or deferred if it would threaten a solvent insurer's financial strength. In addition, MNH is required to participate in various mandatory pools or underwriting associations in certain states in which it operates.

       The property and casualty insurance industry has been the subject of new regulations and legislative activity in various states attempting to address the affordability and availability of different lines of insurance. The regulations and legislation generally restrict the discretion an insurance company has in operating its business. Specific regulatory developments which could materially adversely affect the operations of the Company include, but are not limited to, the possible repeal of or amendment to the McCarran-Ferguson Act (which exempts insurance companies from a variety of federal regulatory requirements) and rate roll-back legislation. It is not possible to predict the effect, if any, that new regulations and legislation would have on the Company and MNH.

       The Company depends on cash dividends from MNH to pay cash dividends to its stockholders and to meet its expenses. MNH is subject to New Hampshire state insurance laws which restrict its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's policyholders' surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve month period ending in 1996 without the prior approval of the New Hampshire Insurance Commissioner is $4,661,000.

       In certain states in which it operates, MNH is required to maintain deposits with the appropriate regulatory authority to secure its obligations under certain insurance policies written in the jurisdiction. At December 31, 1995, investments of MNH having a par value of $1,800,000 were on deposit with regulatory authorities.

       MNH and Mutual are required to file detailed annual reports with the appropriate regulatory agency in each of the states in which they do business. Their business and accounts are subject to examination by such agencies at any time, and the laws of many states require periodic examination. During 1995 the New Hampshire Insurance Department issued its report on MNH for the 5 year period ended December 31, 1992. In its report the New Hampshire Insurance Department concluded that MNH's loss and loss adjustment expense reserves were deficient; however, no regulatory action was taken related to this report. Also, during 1995 the New York Insurance Department issued its report on the Mutual's financial condition as of December 31, 1994, and concluded that Mutual's loss and loss adjustment expense reserves were adequate.

       In 1993 the National Association of Insurance Commissioners ("NAIC") adopted a risk-based capital measurement formula to be applied to all property and casualty insurance companies. The formula calculates a minimum required statutory net worth, based on the underwriting, investment, credit, loss reserve and other business risks inherent in an individual company's operations. Any insurance company that does not meet threshold risk-based capital measurement standards could be forced to reduce the scope of its operations and ultimately could become subject to statutory receivership proceedings. MNH's capital substantially exceeds the statutory minimum as determined by the risk based capital measurement formula as of December 31, 1995.

       The NAIC has established eleven financial ratios (the Insurance Regulatory Information System, or "IRIS") to assist state insurance departments in their oversight of the financial condition of insurance companies operating in their respective states. The NAIC calculates these ratios based on information submitted by insurers on an annual basis and shares the information with the applicable state insurance departments. The ratios relate to leverage, profitability, liquidity and loss reserve development. Each of the Company's ratios for 1991 through 1994 fell within the usual or acceptable range as published by the NAIC. Three of the Company's ratios as of December 31, 1995 relating to profitability and loss reserve development fell outside of the acceptable range of ratios. All three of the ratios were outside of the acceptable ranges due to the $11,045,000 increase in the provision for losses and LAE recorded in 1995, for claims occurring in years prior to 1995, as discussed in this Item under the heading "Loss and LAE Reserves".

   RATES

       Premium rate regulations vary greatly among states and lines of insurance, but generally require approval of the regulatory authority or limited review by the authority prior to changes in rates. However, in New York, insurers writing in designated commercial risk, professional liability and public entity insurance markets may periodically revise rates within the limits of applicable flexibility bands ("flex-bands") on a file and use basis, but must obtain the Department's prior approval in order to implement rate increases or decreases beyond these flex-bands.

   INSURANCE HOLDING COMPANIES

       The Company is subject to statutes governing insurance holding company systems. Typically, such statutes require the Company to file information periodically concerning its capital structure, ownership, financial condition and general business operations and material inter-company transactions not in the ordinary course of business. Under the terms of applicable New Hampshire statutes, any person or entity desiring to purchase shares which would result in such person beneficially owning 10% or more of the Company's outstanding voting securities would be required to obtain regulatory approval prior to the purchase.

   INVOLUNTARY INSURANCE

       As a condition to writing voluntary insurance in most of the states in which it operates, the Company must participate in programs that provide insurance for persons unable to obtain insurance voluntarily. Uncertainties as to the size of the involuntary market population make it difficult to predict the amount of involuntary business in a given year. Further complicating the ability to predict assignments in New York is the Territorial Credit Program ("TCP") instituted by the Department in 1990. The TCP provides companies credits against their NYAIP assignments based upon their voluntary automobile writings in designated territories two years prior to the assignment year. Designated territories are territories in which the ratio of NYAIP-insured car years to total-insured car years exceeds the statewide average of the same ratio. The designated territories are primarily in or near the New York City metropolitan area, an area in which the Company does not have, or intend to develop, a significant market presence. The Company's voluntary market share in the designated territories is less than its statewide market share, which may result in an increase in the Company's NYAIP assignments in 1996 and subsequent years.

EMPLOYEES

       The Company has no employees. At December 31, 1995, Mutual had 352 full-time employees. The Company believes that Mutual's relationship with its employees is satisfactory.

Item 2.  PROPERTIES.

       Although the Company has no facilities, it benefits from the facilities of Mutual pursuant to the Management Agreement, under which the Company is charged a proportionate share of the costs of such facilities.

       The Company's corporate headquarters are located in Buffalo, New York in a building owned by Mutual that contains approximately 113,000 square feet of office space. Mutual also has regional underwriting and/or claims office facilities in Buffalo, Albany and Central Islip, New York; Bedford, New Hampshire; and Moorestown, New Jersey. All of the offices except the Buffalo office are leased.

Item 3.  LEGAL PROCEEDINGS.

       On January 31, 1995, a New York State trial court dismissed a purported class action lawsuit which was filed in 1993 against the Company, Mutual, MNH and certain directors of the Company and of Mutual (the "defendants") on behalf of the then minority shareholders of the Company. The Court, in granting the defendants' motion, held that plaintiff's claims, to the extent they have any merit, are derivative in nature. The complaint, which sought equitable relief and unspecified money damages, alleged that the defendants breached their fiduciary obligations to the minority shareholders of the Company, and defrauded the minority shareholders, by causing MNH to purchase from the FDIC a surplus note issued by Mutual and simultaneously reducing the principal amount plus accrued return on such surplus note to $1,350,000, which is the amount MNH paid to the Federal Deposit Insurance Corporation ("FDIC") for the note, and by approving the public sale of the Company's common stock sold in July 1993 at what the plaintiff alleges was an inadequate price. On March 31, 1995, the plaintiff filed a motion with the trial court for permission to reargue the defendants motion to dismiss. On September 29, 1995, the trial court denied the plaintiff's motion to reargue. The plaintiff then filed an amended complaint dated November 6, 1995, which asserts the same claims as were asserted in his class action lawsuit but in the form of a derivative suit. The Company's Board of Directors appointed a special committee to investigate and determine the Company's position with respect to this derivative lawsuit, and, based on that committee's report and recommendation, the Board of Directors determined in its business judgment that continuation of this lawsuit was not in the Company's best interest. Accordingly, the Company and the other defendants filed a motion to dismiss this lawsuit on February 23, 1995, and that motion is pending.

         MNH, like many other property and casualty insurance companies, is subject to environmental damage claims asserted by or against its insureds. Management of the Company is of the opinion that based on various court decisions throughout the country such claims should not be recoverable under the terms of MNH's insurance policies because of either specific or general coverage exclusions contained in the policies. However, there is no assurance that the courts will agree with MNH's position in every case, nor can there be assurance that material claims will not be asserted under policies which a court will find do not explicitly or implicitly exclude claims for environmental damages. Management, however, is not aware of any pending claim or group of claims which would result in a liability that would have a material adverse effect on the financial condition of the Company or MNH.

         In addition to the foregoing matters, MNH is a defendant in a number of other legal proceedings in the ordinary course of its business. Management of the Company is of the opinion that the ultimate aggregate liability, if any, resulting from such proceedings will not materially affect the financial condition of the Company or MNH.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

     The Company's common stock is traded on the American Stock Exchange (AMEX symbol: MGP). The following table sets forth the high and low closing prices of the common stock for the periods indicated as reported on the American Stock Exchange.

1995:                                           High     Low
- -----                                           ----     ---

Fourth Quarter                                 $19.38   $16.75
Third Quarter                                   19.63    16.38
Second Quarter                                  18.88    14.75
First Quarter                                   15.75    14.50

1994:
- -----

Fourth Quarter                                 $15.25   $14.12
Third Quarter                                   16.75    15.12
Second Quarter                                  16.50    14.50
First Quarter                                   17.12    14.50


     The number of stockholders of record of the Company's Common Stock as of March 1, 1996 was 127. Securities held by nominees are counted as one stockholder of record.

     The Company began paying a quarterly cash dividend of $.05 per share to its common stockholders during the third quarter of 1993. Continued payment of this dividend and its amount will depend upon the Company's operating results, financial condition, capital requirements and other relevant factors, including legal restrictions applicable to the payment of dividends by its insurance subsidiary, MNH.

     As a holding company, the Company depends on dividends from its subsidiary, MNH, to pay cash dividends to its stockholders. MNH is subject to New Hampshire state insurance laws which restrict its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's policyholders' surplus as of the preceding December 31. The maximum amount of dividends that MNH could pay during any twelve month period ending in 1996 without prior approval of the New Hampshire Insurance Commissioner is $4,661,000.

Item 6.  SELECTED FINANCIAL DATA.

     The selected financial data set forth in the following table for each of the five years in the period ended December 31, 1995 have been derived from the audited consolidated financial statements of the Company.

                                                  Year Ended December 31,
                                  -----------------------------------------------------
                                    1991      1992      1993        1994         1995
                                    ----      ----      ----        ----         ----
                                           (in thousands, except per share amounts)
Income Data:
- ------------
Net premiums written              $ 90,988   $84,341   $91,192   $  90,187    $  97,577
                                  ========   =======   =======   =========    =========

Net premiums earned               $ 89,136   $87,912   $88,181   $  90,845    $  94,749
Net investment income               10,764     9,003     9,155       9,849       10,368
Net realized investment
    gains (losses)                   1,687     1,066     1,467          20         (832)
Other revenues                         845       615       693         638          259
                                  --------   -------   -------   ---------    ---------
Total revenues                     102,432    98,596    99,496     101,352      104,544
                                  --------   -------   -------   ---------    ---------
Losses and loss
    adjustment expenses             63,049    61,803    62,407      70,800       78,195
Amortization of deferred
    policy acquisition costs        23,621    23,297    23,739      24,424       25,458
Other underwriting expenses          7,012     7,143     6,020       5,892        7,709
                                  --------   -------   -------   ---------    ---------
Total expenses                      93,682    92,243    92,166     101,116      111,362
                                  --------   -------   -------   ---------    ---------
Income (loss) before
    income taxes                     8,750     6,353     7,330         236       (6,818)
Provision (benefit)
    for income taxes                 2,490     1,238     1,727        (895)      (2,999)
                                  --------   -------   -------   ---------    ---------
Income (loss) before
    cumulative effect of change
    in accounting for income
    taxes                            6,260     5,115     5,603       1,131       (3,819)
Cumulative effect of change
    in accounting for income
    taxes                               --        --       306          --           --
                                  --------   -------   -------   ---------    ---------
Net income (loss)                 $  6,260   $ 5,115   $ 5,909   $   1,131    $  (3,819)
                                  ========   =======   =======   =========    =========

                              Merchants Group, Inc.
                       Selected Financial Data - continued


                                                  Year Ended December 31,
                                  -------------------------------------------------------
                                    1991       1992       1993       1994        1995
                                    ----       ----       ----       ----        ----
                                          (in thousands, except per share amounts)

Primary and fully diluted
    earnings (loss) per
    share:
    Before cumulative effect
        of change in accounting
        for income taxes          $   2.91   $   2.31   $   2.12   $    .36   $   (1.19)
    Cumulative effect of
        change in accounting
        for income taxes                --         --        .12         --          --
                                  --------   --------   --------   --------   ---------
    Primary and fully diluted
        earnings (loss) per
        share                     $   2.91   $   2.31   $   2.24   $    .36   $   (1.19)
                                  ========   ========   ========   ========   =========
Weighted average number
    of shares outstanding:
    Primary                          2,005      2,108      2,641      3,177       3,219
    Fully diluted                    2,407      2,109      2,641      3,177       3,220

Balance Sheet Data:
- -------------------
    (at year end)
    -------------
Total investments                 $144,977   $157,478   $175,762   $170,747   $ 192,218
Total assets                       181,405    193,202    219,188    227,750     252,808
Reserve for losses and
    loss adjustment expenses        77,274     86,159     93,896    104,015     119,722
Unearned premiums                   44,296     40,725     46,006     45,449      48,773
Stockholders' equity                51,792     53,265     75,083     67,279      69,970

Dividend Data:
- --------------
Cash dividend per
    common share                  $     --   $     --   $    .10   $    .20   $     .20
                                  ========   ========   ========   ========   =========

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

1995 Compared to 1994.
- ----------------------

     Total revenues increased 3% from $101,352,000 in 1994 to $104,544,000 in 1995. Of the $3,192,000 increase, $3,904,000 was attributable to a 4% increase in net premiums earned and $519,000 was attributable to an 5% increase in net investment income. These increases were partly offset by a $852,000 decrease in net realized investment gains and a $379,000 decrease in other revenues.

     Net premiums written increased 8% from $90,187,000 in 1994 to $97,577,000 in 1995, primarily due to 10% increase in direct premiums written. This increase in direct premiums written was partially offset by a 48% decrease in premiums written assumed from Mutual in accordance with the quota share reinsurance agreement between Mutual and MNH. In December 1995, Mutual informed MNH that it would exercise its option to reduce its cessions to MNH under the agreement to 0% of Mutual's direct voluntary premiums written effective for calendar year 1996, including premiums written in 1995 but which were unearned as of December 31, 1995. As a result, premiums written assumed by the Company from Mutual under this reinsurance agreement decreased from $4,086,000 in 1994 to $2,110,000 in 1995.

     Voluntary commercial lines direct premiums written increased 11% from $51,602,000 in 1994 to $57,304,000 in 1995. Commercial lines retention rates held constant and commercial lines policies in force increased 1% in 1995 compared to 1994. Average premium per policy increased 10% in 1995 compared to 1994. Direct premiums written in each commercial line of business, except contractors' coverall, increased in 1995 compared to 1994.

     Voluntary personal lines direct premiums written increased 7% from $32,101,000 in 1994 to $34,393,000 in 1995. Private passenger automobile direct premiums written, which comprised 79% of total voluntary personal lines direct premiums written in 1995, increased 5% in 1995 compared to 1994. Homeowners' direct premiums written increased 17% in 1995 compared to 1994 due to a 4% increase in policies in force and a 13% increase in average premium per policy.

     Net investment income increased 5% from $9,849,000 in 1994 to $10,368,000 in 1995, primarily due to a 3% increase in average invested assets. On a taxable equivalent basis, net investment income increased 3% in 1995 compared to 1994.

     The Company's investment in Signet included in other long-term investments is carried at fair value. During 1995, the Company recorded an $840,000 loss on its investment in Signet which is included as a component of realized investment gains and losses in the consolidated statement of income. There were no material gains or losses realized from the sale of investments in 1994 or 1995.

     Losses and LAE increased 10% from $70,800,000 in 1994 to $78,195,000 in 1995. The loss and LAE ratio increased from 77.9% in 1994 to 82.5% in 1995. As a result of greater than expected reported loss experience during 1995, the Company increased its estimate for claims that occurred in 1989 through 1994 for the homeowners, businessowners, workers' compensation, and commercial lines of business. Partly offsetting these increases was a reduction in the Company's estimate of automobile insurance claims that occurred in 1993 and 1994. The net increase in the reserve for prior year losses and LAE approximated $11,000,000 and added 11.6 percentage points to the loss and LAE ratio in 1995.

     Losses in 1994 included $3,135,000 paid to Mutual as a one time settlement for losses relating to the 1985 through 1994 accident years on involuntary automobile insurance policies issued by Mutual under automobile insurance plans ("AIP").

     In accordance with various states' AIP rules, Mutual historically has received the assignment of MNH's, as well as its own, AIP policies based on its and MNH's combined voluntary automobile market share, issued the policies and settled the claims associated with those polices. Mutual then allocated the results of the involuntary AIP business to MNH based on MNH's share of the combined voluntary automobile business of Mutual and MNH.

     In July 1994, Mutual informed the Company that it had failed to identify and bill MNH during the period January 1, 1985 through June 30, 1994 for a portion of MNH's share of AIP losses paid by Mutual in that period. The amount of unbilled AIP losses was approximately $7,500,000. After extensive negotiations, between the Company's and Mutual's independent Directors, MNH agreed to pay Mutual $3,135,000 in full and complete settlement of the unbilled AIP paid losses for the period noted above. This settlement increased the 1994 loss and LAE ratio by 3.5 percentage points.

     Also included in losses in 1994 was approximately $2,400,000 of losses related to severe winter weather that struck the northeastern United States. The losses from these storms increased the loss and LAE ratio in 1994 by 2.6 percentage points.

     In 1995, the Company increased its reserve for losses and LAE related to prior years by $11,045,000, compared to an increase in reserve for losses and LAE related to prior years of $4,982,000 recorded in 1994.

     Involuntary automobile insurance business increased MNH's calendar year loss and LAE ratio by approximately 3.1 percentage points and decreased MNH's calendar year loss and LAE ratio by .6 percentage points for the years ended December 31, 1994 and 1995, respectively. The combined ratio on involuntary automobile business was greater than the combined ratio on voluntary automobile business.

     The ratio of policy acquisition costs and other underwriting expenses to net premiums earned increased from 33.4% in 1994 to 35.0% in 1995. In 1995, other underwriting expenses included approximately $1,100,000 related to the 1995 resignation of the Company's former Chief Executive Officer. These expenses added approximately 1.2 percentage points to the ratio of policy acquisition costs and other underwriting expenses to net premiums earned in 1995.

     Commissions, premium taxes and other state assessments that vary directly with the Company's premium volume represented 20.6% of net premiums earned in 1995 and 1994. Certain other underwriting expenses, such as salaries, employee benefits, and other operating expenses vary indirectly with volume and comprise the remainder of the Company's underwriting expenses.

     The Company recorded an income tax benefit in 1995 and 1994. The benefits recorded were larger than that calculated using the statutory federal income tax rate due to tax exempt bond income.

1994 Compared to 1993.
- ----------------------

     Total revenues increased 2% from $99,496,000 in 1993 to $101,352,000 in 1994. Of the $1,856,000 increase, $2,664,000 was attributable to a 3% increase in net premiums earned and $694,000 was attributable to an 8% increase in net investment income. These increases were partly offset by a $1,447,000 decrease in net realized investment gains and a $55,000 decrease in other revenues.

     Net premiums written decreased 1% from $91,192,000 in 1993 to $90,187,000 in 1994, primarily due to a decline in the premiums assumed from Mutual in accordance with the quota share reinsurance agreement. The Company assumed $6,114,000 and $4,086,000 of written premiums from Mutual in 1993 and 1994, respectively, under the terms of this agreement. This decrease in net premiums written was partially offset by a 2% increase in direct written premiums.

     Voluntary commercial lines direct premiums written increased by 7% from $48,304,000 in 1993 to $51,602,000 in 1994. Commercial lines retention rates held constant in 1994 compared to 1993 as did the number of commercial policies in force. Average premium per policy increased 3% in 1994 compared to 1993. Direct premiums written in each commercial line of business, except contractors' coverall, increased in 1994 compared to 1993.

     Voluntary personal lines direct premiums written increased 2% from $31,575,000 in 1993 to $32,101,000 in 1994. Private passenger automobile direct premiums written, which comprised 82% of total voluntary personal lines direct premiums written in 1994, were unchanged in 1994 compared to 1993. Homeowners' direct premiums written increased 10% in 1994 compared to 1993.

     Net investment income increased 8% from $9,155,000 in 1993 to $9,849,000 in 1994, primarily due to a 7% increase in average invested assets. On a taxable equivalent basis, net investment income increased 9% in 1994 compared to 1993.

     Losses and LAE increased 13% from $62,407,000 in 1993 to $70,800,000 in 1994. The loss and LAE ratio increased from 70.8% in 1993 to 77.9% in 1994. Losses in 1994 included $3,135,000 paid to Mutual as a one time settlement for losses relating to the 1985 through 1994 accident years on involuntary automobile insurance policies issued by Mutual under AIP's.

     Also included in losses in 1993 and 1994, respectively, were approximately $630,000 and $2,400,000, of losses related to severe winter weather that struck the northeastern United States. The losses from these storms increased the loss and LAE ratio in 1993 and 1994 by .7 and 2.6 percentage points, respectively.

     In 1994, the Company increased its reserve for losses and LAE related to prior years by $4,982,000, compared to an increase in reserve for losses and LAE related to prior years of $2,125,000 recorded in 1993. Approximately $3,100,000 of the $4,982,000 related to the settlement of AIP losses with Mutual.

     Involuntary automobile insurance business increased MNH's calendar year loss and LAE ratio by approximately 2.1 and 3.1 percentage points for the years ended December 31, 1993 and 1994, respectively. The combined ratio on involuntary automobile business was substantially greater than the combined ratio on voluntary automobile business.

     The ratio of policy acquisition costs and other underwriting expenses to net premiums earned decreased from 33.7% in 1993 to 33.4% in 1994. In 1993, policy acquisition costs and other underwriting expenses included a $368,000 credit for New Hampshire Business and Profits Tax credits, relating to the years 1989 through 1992. Excluding the effect of this non-recurring credit, the ratio of amortized policy acquisition costs and other underwriting expenses to net premiums earned in 1993 would have been 34.2%

     Commissions, premium taxes and other state assessments that vary directly with the Company's premium volume represented 20.6% of net premiums earned in 1994, compared to 21.6% of net premiums earned in 1993. In addition, certain other underwriting expenses, such as salaries, employee benefits, and other operating expenses vary indirectly with volume and comprise the remainder of the Company's underwriting expenses.

     The Company recorded an income tax benefit in 1994. The benefit recorded was larger than that calculated using the statutory federal income tax rate due to tax exempt bond income. The Company's effective federal income tax rate on operating income for 1993 was 23.6%. Tax exempt bond income reduced the Company's effective tax rate by 10 percentage points in 1993.

Liquidity and Capital Resources
- -------------------------------

     In developing its investment strategy, the Company determines a level of cash and short-term investments which, when combined with expected cash flow, is estimated to be adequate to meet expected cash obligations. Historically, the excess of premiums collected over payments on claims, combined with cash income from investments, has provided the Company with short-term funds in excess of normal operating demands for cash.

     Net cash provided by operations increased by $4,190,000 from $8,315,000 in 1994 to $12,505,000 in 1995. This increase resulted primarily from a $1,547,000 increase in premiums collected, a $1,034,000 decrease in payments of losses and LAE and a $702,000 decrease in income taxes paid.

     Net cash used in investing activities increased $4,785,000 from $7,688,000 in 1994 to $12,473,000 in 1995. This increase resulted primarily from a $6,375,000 decrease in cash provided by the maturity or sale of fixed maturities.

     Net cash used in financing activities decreased $602,000 from $613,000 in 1994 to $11,000 in 1995 primarily due to a $624,000 increase in proceeds from the exercise of employee stock options.

     The Company has several objectives with respect to its investment portfolio, which include maximizing total return while protecting policyholders' surplus, maintaining flexibility and liquidity, and maintaining a reasonable duration match between assets and liabilities. Like other property casualty insurers, the Company relies on premiums as a major source of cash, and therefore liquidity. Cash flows from the Company's investment portfolio, either in the form of interest or principal payments, are an additional source of liquidity. Because the duration of the Company's investment portfolio and liabilities are relatively matched, substantial increases or decreases in market interest rates are not expected to have a material effect on the Company's liquidity, or its results of operations.

     The Company generally designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. In December 1995, the Company re-assessed the classification of all its fixed maturity investments as permitted by the Financial Accounting Standards Board. As a result, the Company reclassified as available for sale certain fixed maturity securities that had previously been classifed as held to maturity. This transfer resulted in a $1,044,000 increase in stockholders' equity at December 31, 1995.

     The Company's investment in Signet cumulative auction rate preference shares included in other long-term investments is carried at its fair value of $1,500,000 at December 31, 1995. During 1995, the Company determined that the decline in fair value of its Signet investment was other than temporary and recorded an $840,000 loss in its Consolidated Statement of Income as a component of realized gains and losses. Subsequent adjustments to the fair value of Signet are considered temporary and are recorded directly to stockholders' equity.

     As a result of the decrease in market interest rates during 1995 and their favorable impact on bond prices, and the effect of the realized loss recognized on the Signet investment, the Company recorded a before tax reduction of $9,880,000 to its unrealized losses during 1995.

     At December 31, 1995 the Company's bond portfolio represented 95.3% of invested assets. Management believes that this level of bond holdings will not adversely affect the Company's liquidity because it expects that cash receipts from net premiums written and investment income will be sufficient to enable the Company to satisfy its cash obligations in 1996. Furthermore, a substantial portion of the Company's bond portfolio is invested in mortgage-backed and other asset-backed securities, which, in addition to interest income, provide monthly paydowns of bond principal.

     At December 31, 1995, $81,597,000, or 44.5% of the Company's bond portfolio was invested in mortgage-backed and other asset-backed securities, primarily planned amortization class ("PAC") and sequential pay collateralized mortgage obligations ("CMO"). A PAC-CMO has an amortization schedule that is protected against prepayment risk under a wide range of interest rate scenarios and is therefore less susceptible to prepayment risk than other mortgage backed securities. The Company has not invested in the more volatile types of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company's CMO investments have an active secondary market and their effect on the Company's liquidity does not differ from that of other fixed maturity investments. The Company does not own any other derivative financial instruments such as futures or options.

     At December 31, 1995, $2,557,000, or 1.3%, of the Company's investment portfolio was invested in non-investment grade securities.

     As a holding company, the Company is dependent upon cash dividends from MNH to meet its obligations and pay any cash dividends. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's policyholders' surplus as of the preceding December 31. The maximum amount of dividends that MNH could pay during any twelve month period ending in 1996 without the prior approval of the New Hampshire Insurance Commissioner is $4,661,000. The Company paid a $.05 per share quarterly cash dividend to its common stockholders totalling $635,000 in 1995.

     On November 1, 1994, Mutual filed an application with the New York Insurance Department ("Department") to convert from a mutual to a stock corporation under the New York law that permits a mutual insurance company to demutualize. In a demutualization, a mutual insurance company's policyholders and surplus note holders are entitled to receive their equitable share of that company's appraised fair market value in cash or securities or a combination thereof. Mutual's application is currently pending with the Department and must ultimately be approved by the Department and Mutual's policyholders after the Department has determined Mutual's fair market value based upon an independent appraisal. The Company has advised Mutual and the Department of its interest in sponsoring Mutual's demutualization, and Mutual has granted the Company a right of first refusal in that regard. The Company would consider acquiring Mutual if it determines that the appraised value is acceptable and it has sufficient capital to fund the acquisition. In the event the Company is not able to acquire Mutual at a price, on terms or in a time frame acceptable to the Company, the Company may elect to develop its own management structure and might, therefore, terminate the Management Agreement, subject to its required five year notice provision, or request that Mutual and the Department agree to amend the Management Agreement. Such an amendment might include, but not be limited to, a shortening of the termination period.

     MNH, like many other property and casualty insurance companies, is subject to environmental damage claims asserted by or against its insureds. Management of the Company is of the opinion that based on various court decisions throughout the country, such claims should not be recoverable under the terms of MNH's insurance policies because of either specific or general coverage exclusions contained in the policies. However, there is no assurance that the courts will agree with MNH's position in every case, nor can there be assurance that material claims will not be asserted under policies which a court will find do not explicitly or implicitly exclude claims for environmental damages.

Management, however, is not aware of any pending claim or group of claims which would result in a liability that would have a material adverse effect on the financial condition of the Company or MNH.

     Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. The Company has consistently followed a business strategy that would allow it to meet this 3 to 1 regulatory guideline. MNH's ratio of net premiums written to statutory surplus during 1995 was 2.1 to 1.

Inflation
- ---------

     Inflation affects the Company, like other companies in the property and casualty insurance industry, by contributing to higher losses, LAE and operating costs, as well as greater investment income resulting from the higher interest rates which can prevail in an inflationary period. Premium rates, however, may not keep pace with inflation since competitive forces generally limit the Company's ability to increase premium rates.

     The Company considers inflationary trends in estimating its reserves for claims reported and for incurred but not reported claims. Management believes that its policy of timely recording and settling claims has helped it to lessen the potential effect that inflation can have on claims which remain open for several years.

Federal Taxation
- ----------------

     The Company and MNH are subject to federal income taxation under the provisions of the Internal Revenue Code of 1986, as amended.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements required in response to this Item are submitted as part of Item 14 (a) of this report.

     Quarterly data for the two most recent fiscal years is set forth below:

                                                            Three months ended
                                                            ------------------
                                              3/31        6/30        9/30       12/31
                                              ----        ----        ----       -----
                                              (in thousands, except per share amounts)
1995
- ----
    Net premiums earned                    $ 22,710    $ 23,392    $ 24,432    $ 24,215
    Net investment income                     2,523       2,588       2,559       2,698
    Net realized investment
        losses                                   --        (832)         --          --
    Other revenues
        (expenses), net                         273        (224)         50         160
                                           --------    --------    --------    --------
    Total revenues                           25,506      24,924      27,041      27,073
                                           ========    ========    ========    ========
    Income (loss) before
        income taxes                          1,525      (7,899)     (2,198)      1,754
    Net income (loss)                         1,111      (3,916)     (1,996)        982
    Net income (loss) per
        common share                            .35       (1.23)       (.62)        .30

1994
- ----
    Net premiums earned                    $ 22,562    $ 22,643    $ 23,314    $ 22,326
    Net investment income                     2,550       2,420       2,415       2,464
    Net realized investment
        gains (losses)                           (3)         30          (3)         (4)
    Other revenues                               82         182         185         189
                                           --------    --------    --------    --------
    Total revenues                           25,191      25,275      25,911      24,975
                                           ========    ========    ========    ========
    Income (loss) before
        income taxes                           (283)     (1,382)      1,942         (41)
    Net income (loss)                            25        (771)      1,449         428
    Net income (loss) per
        common share                            .01        (.24)        .46         .13


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Company's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION.

     The Company's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The Company's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year is incorporated herein by reference.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

    (a) (1) The following financial statements of Merchants Group, Inc. are included on pages F-1 to F-24:

            Report of Independent Accountants
            Consolidated Balance Sheet - December 31, 1994 and 1995. Consolidated Statement of Income - Years ended December
                31, 1993, 1994 and 1995.
            Consolidated Statement of Changes in Stockholders'
                Equity - Years ended December 31, 1993, 1994 and 1995      .
            Consolidated Statement of Cash Flows - Years ended
                December 31, 1993, 1994 and 1995.
            Notes to Consolidated Financial Statements.

         (2) The following financial statement schedules of Merchants Group, Inc. are filed herewith pursuant to Item 8:

                Schedule I -
                   Summary of Investments - Other Than Investments in Related Parties.

                Schedule II -
                   Amounts Receivable From Related Parties, and
                   Underwriters, Promoters and Employees Other Than Related Parties.

                Schedule III -
                   Condensed Financial Information of Registrant.

                Schedule V -
                   Supplemental Insurance Information (see Schedule X).

                Schedule VI - Reinsurance

                Schedule X  -
                   Supplemental Insurance Information Concerning Property
                   - Casualty Subsidiaries

        (b)  Reports on Form 8-K.
             There were no reports on Form 8-K filed for the quarter ended December 31, 1995.

        (c)  Exhibits required by Item 601 of Regulation S-K:

                  (3)  (a)  Restated Certificate of Incorporation (incorporated by reference to Exhibit No. 3C to Amendment No. 1 to the Company's Registration Statement (No. 33-9188) on Form S-1 filed on November 7, 1986).

                       (b) Restated By-laws (incorporated by reference to Exhibit No. 3D to Amendment No. 1 to the Company's Registration Statement (No. 33-9188) on Form S-1 filed on November 7, 1986).

                (10)   (a)  Management Agreement dated as of September 29, 1986
                            by and among Merchants Mutual Insurance Company, Registrant and Merchants Insurance Company of New Hampshire, Inc. (incorporated by reference to Exhibit No. 10A to the Company's Registration Statement (No. 33-9188) on Form S-1 filed on September 30, 1986).

                       (b) Agreement of Reinsurance No. 6922 between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and General Reinsurance Corporation (incorporated by reference to Exhibit No. 10E to the Company's Registration Statement (No. 33-9188) on Form S-1 filed on September 30, 1986).

                       (c) Agreement of Reinsurance No. 7299 between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and General Reinsurance Corporation, (incorporated by reference to Exhibit No. 10o to the Company's 1987 Annual Report on Form 10-K (File No. 1-9640) filed on March 19, 1988).

                       (d) Agreement of Reinsurance dated January 27, 1993, between Merchants Mutual Insurance Company and Merchants Insurance Company of New Hampshire, Inc. (incorporated by reference to Exhibit (3) in the Company's Current Report on Form 8-K (File No. 1-9640) filed on January 29, 1993).

                       (e) Agreement of Reinsurance No. 8009 between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and General Reinsurance Corporation, (filed herewith).

                       (f) Property Catastrophe Reinsurance Agreement (HCI Agreement No. 345) between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and General Reinsurance Corporation, et. al., dated January 1, 1995, (incorporated by reference to Exhibit No. 10e to the Company's 1994 Annual

                            Report on Form 10-K (File No.
                            1-9640) filed on March 31, 1995).

                     * (g) Merchants Mutual Capital Accumulation Plan (incorporated by reference to Exhibit No. 10G to the Company's Registration Statement (No. 33-9188) on Form S-1 filed on September 30, 1986).

                     * (h) Merchants Mutual Capital Accumulation Plan, second amendment, effective January 1, 1994 (incorporated by reference to Exhibit No. 10G to the Company's 1994 Annual Report on Form 10-K (File No. 1-9640) filed on March 31, 1995).

                     * (i) Merchants Mutual Capital Accumulation Plan Trust Agreement dated September 30, 1992 (incorporated by reference to Exhibit No. 10Q to the Company's 1992 Annual Report on Form 10-K (File No. 1-9640) filed on March 31, 1993).

                     * (j) Merchants Mutual Supplemental Executive Retirement Plan dated as of December 29, 1989 and Agreement of Trust dated as of December 29, 1989 (incorporated by reference to Exhibit No. 10K to the Company's 1989 Annual Report on Form 10-K (File No. 1-9640) filed on March 21, 1990).

                     * (k) Amendment dated June 10, 1992 to Agreement of Trust under Merchants Mutual Supplemental Executive Retirement Plan dated as of December 29, 1989 (incorporated by reference to Exhibit No. 10R to the Company's 1992 Annual Report on Form 10-K (File No. 1-9640) filed on March 31, 1993).

                     * (l) Merchants Group, Inc. 1986 Stock Option Plan As Amended Through February 16, 1993 (incorporated by reference to Exhibit No. 10E to the Company's 1992 Annual Report on Form 10-K (File No. 1-9640) filed on March 31, 1993).

                       (m) Form of Amended Indemnification Agreement entered into by Registrant with each director and executive officer of Registrant (incorporated by reference to Exhibit No. 10N to Amendment No. 1 to the Company's Registration Statement on (No. 33-9188) Form S-1 filed on November 7, 1986).

                     * (n) Merchants Mutual Insurance Company Incentive Compensation Plan, as amended January 24, 1996 (filed herewith).

                     * (o) Employment Agreement between Robert M. Zak and Merchants Mutual Insurance Company dated as of June 1, 1994 (incorporated by reference to Exhibit No. 10O to the Company's 1994 Annual Report on Form 10-K (File No. 1-9640) filed on March 31, 1995).

                  (11) (a) Statement re computation of per share earnings (incorporated herein by reference to Note 1 to the Consolidated Financial Statements included in Item
                            8).

                  (21) List of Subsidiaries of Registrant (incorporated by reference to Exhibit No. 22 to the Company's Registration Statement (No. 33-9188) on Form S-1 filed on September 30, 1986).

                  (23)      Consent of Independent Accountants.

                  (27)      Financial Data Schedule (filed herewith).

                  (28) (a) Schedule P furnished to state insurance regulatory authorities by Merchants Insurance Company of New Hampshire, Inc. for the year ended December 31, 1995 (filed herewith).

* Indicates a management contract or compensation plan or arrangement.

                              MERCHANTS GROUP, INC.
                      SCHEDULE I - SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                December 31, 1995
                                 (in thousands)


                                                        Amount at
                                                        which shown
                                 Amortized     Market   in the
    Type of Investment              cost       value    balance sheet
    ------------------              ----       -----    -------------
Fixed maturities:

United States Government
    and government agencies
    and authorities               $ 29,100   $ 28,832   $ 28,853
Corporate bonds                     12,037     11,968     11,968
Mortgage and asset backed
    securities                      81,166     82,489     81,597
Tax exempt bonds                    60,423     60,837     60,837
                                  --------   --------   --------

         Total fixed maturities    182,726   $184,126    183,255
                                  --------   ========   --------

Short-term investments               4,470                 4,470

Other                                6,053                 4,493
                                  --------              --------
                                  $193,249              $192,218
                                  ========              ========

                              MERCHANTS GROUP, INC.
             SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES,
                 AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER
                              THAN RELATED PARTIES
                  Years ended December 31, 1993, 1994 and 1995
                                 (in thousands)


                                    1993     1994       1995
                                    ----     ----       ----
Receivable from (payable to)
    Merchants Mutual Insurance
    Company(1):

Balance at beginning of period   $(2,827)   $(760)   $  (397)
Increase (decrease)                2,067      363      1,488
                                 -------    -----    -------

Balance at end of period         $  (760)   $(397)   $ 1,091
                                 =======    =====    =======

(1) Under a Management Agreement, Merchants Mutual Insurance Company ("Mutual") provides employees, services and facilities for Merchants Insurance Company of New Hampshire, Inc. ("MNH") to carry on its insurance business on a cost reimbursed basis. The balance in the intercompany receivable (payable) account indicates the amount due from (to) Mutual for the excess (deficiency) of premiums collected over (from) payments for losses, employees, services and facilities provided to MNH.

                              MERCHANTS GROUP, INC.
        SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (in thousands except per share and share amounts)

BALANCE SHEET
- -------------

                                                         December 31,
                                                    --------------------
                                                       1994        1995
                                                       ----        ----
         Assets
         ------
Investment in subsidiary                            $ 64,230    $ 66,362
Other assets                                           3,251       3,908
                                                    --------    --------
         Total Assets                               $ 67,481    $ 70,270
                                                    ========    ========
         Liabilities and Stockholders' Equity
         ------------------------------------

Other liabilities                                   $    202    $    300
                                                    --------    --------
         Total liabilities                               202         300
                                                    --------    --------

Stockholders' equity:
    Preferred stock, $.01 par value,
        authorized and unissued 3,000,000
        shares                                            --          --
    Preferred stock, no par value, $424.30
        stated value, no shares issued or
        outstanding at December 31, 1994
        or 1995                                           --          --
    Common stock, $.01 par value,
        authorized 10,000,000 shares;
        issued and outstanding of
        3,158,188 shares at December 31, 1994 and
        3,213,894 shares at December 31, 1995             32          32
    Additional paid in capital                        34,678      35,302
    Unrealized investment gains (losses),
        net of tax                                    (6,878)       (357)
    Accumulated earnings                              39,447      34,993
                                                    --------    --------
         Total stockholders' equity                   67,279      69,970
                                                    --------    --------
         Total liabilities and stockholders'
             equity                                 $ 67,481    $ 70,270
                                                    ========    ========

                              MERCHANTS GROUP, INC.
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                    Continued
                (in thousands except per share and share amounts)



INCOME STATEMENT
- ----------------

                                                          Year ended
                                                          December 31,
                                               ------------------------------
                                                  1993       1994       1995
                                                  ----       ----       ----
Revenues:

         Equity in net income (loss)
             of subsidiary                     $ 6,030    $ 1,307    $(2,856)
         Investment income                         123         69         73
         Net realized investment losses             --         --       (840)
                                               -------    -------    -------
                         Total revenues          6,153      1,376     (3,623)

Expenses:
         General and administrative expenses       295        336        246
                                               -------    -------    -------
Operating income before income taxes             5,858      1,040     (3,869)
Income tax benefit                                 (51)       (91)       (50)
                                               -------    -------    -------
                           Net income          $ 5,909    $ 1,131    $(3,819)
                                               =======    =======    =======

                              MERCHANTS GROUP, INC.
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 (in thousands)


STATEMENT OF CASH FLOWS
- -----------------------


Increase (Decrease) in Cash and Cash
    Equivalents:

                                                        Year ended
                                                        December 31,
                                              --------------------------
                                                1993     1994     1995
                                                ----     ----     ----
                                                      (in thousands)
Cash flows from operating activities:         $   (250)   $(129)   $(311)
                                              --------    -----    -----
Cash flows from investing activities:
         Receipt of subsidiary common
             stock dividend                      2,162      600      800
         Additional investment in
             subsidiary                        (10,567)      --       --
         Sale (purchase) of other
             investments, net                   (3,763)     143     (480)
                                              --------    -----    -----
             Cash flows from investing
                activities                     (12,168)     743      320

Cash flows from financing activities:
         Cash dividend on common stock            (316)    (631)    (635)
         Repayment of funds borrowed
             to repurchase preferred stock      (1,925)      --       --
         Repurchase of preferred stock              --       --       --
         Proceeds from sale of common stock     15,921       --       --
         Expenses related to sale of common
             stock                              (1,271)      --       --
         Exercise of common stock options           11       19      624
                                              --------    -----    -----
             Cash flows from financing
                activities                      12,420     (612)     (11)

Net increase (decrease) in cash and
    cash equivalents                                 2        2       (2)
Cash and cash equivalents, beginning
    of year                                          1        3        5
                                              --------    -----    -----
Cash and cash equivalents, end of year        $      3    $   5    $   3
                                              ========    =====    =====

                              MERCHANTS GROUP, INC.
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 (in thousands)


STATEMENT OF CASH FLOWS - continued
- -----------------------

                                                      Year ended
                                                      December 31,
                                              ------------------------------
                                                 1993       1994       1995
                                                 ----       ----       ----
                                                     (in thousands)
Reconciliation of Net Income to Net
    Cash Provided By Operations:

Net income (loss)                             $ 5,909    $ 1,131    $(3,819)

Adjustments to reconcile net income
    to net cash provided by operations:

         Equity in (income) loss
             of subsidiary                     (6,030)    (1,307)     2,856
         Net realized investment losses            --         --        840
         Increase (decrease) in liabilities      (300)       136         98
         Increase (decrease) in other
             (non-investment) assets               --       (292)        94
         Other, net                               171        203       (380)
                                              -------    -------    -------
Net cash provided by (used in)
    operating activities                      $  (250)   $  (129)   $  (311)
                                              =======    =======    =======

NOTES TO CONDENSED FINANCIAL STATEMENTS
- ---------------------------------------

     Cash dividends of $2,162,000, $600,000 and $800,000 were paid to the Registrant by its consolidated subsidiary in the years ended December 31, 1993, 1994 and 1995, respectively.

                              MERCHANTS GROUP, INC.
                            SCHEDULE VI - REINSURANCE
                  Years ended December 31, 1993, 1994 and 1995
                                 (in thousands)




                                                                           Percentage
                                          Ceded      Assumed               of amount
                                 Gross    to other   from other   Net      assumed
                                 amount   companies  companies   amount    to net
                                 ------   ---------  ---------   ------    ----------

Year ended December 31, 1993
Property and Casualty Premiums   $88,198   $ 6,094   $ 9,088     $91,192    10.0%

Year ended December 31, 1994
Property and Casualty Premiums   $89,808   $ 6,876   $ 7,255     $90,187     8.0%

Year ended December 31, 1995
Property and Casualty Premiums   $98,553   $ 7,548   $ 6,572     $97,577     6.7%

                              MERCHANTS GROUP, INC.
           SCHEDULE X - SUPPLEMENTAL INSURANCE INFORMATION CONCERNING
                        PROPERTY - CASUALTY SUBSIDIARIES
                  Years ended December 31, 1993, 1994 and 1995
                                 (in thousands)



                             Reserves                                          Losses & loss      Amoritiza- Paid
                             for                                               adjustment         tion of    losses
                    Deferred losses    Discount                                expenses incurred  deferred   and
                    policy   & loss    if any,                        Net      related to         policy     loss
                    acquis-  adjust-   deducted            Net        invest-   (1)       (2)     acquisi-   adjust-   Direct
                    ition    ment      from      Unearned  earned     ment     Current   Prior    tion       ment      premiums
                    costs    expenses  reserves  premiums  premiums   income   years     years    costs      expenses  written

Year ended:

December 31, 1993   $11,763   $ 93,896   $ 21   $46,006   $88,181   $ 9,155   $60,282   $ 2,125   $23,739   $58,627   $88,198

December 31, 1994   $11,587   $104,015   $242   $45,449   $90,845   $ 9,849   $65,818   $ 4,982   $24,424   $63,125   $89,808

December 31, 1995   $12,165   $119,722   $460   $48,773   $94,749   $10,368   $67,150   $11,045   $25,458   $62,091   $98,553

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Merchants Group, Inc.

Date: March 26, 1996              BY: /s/ Robert M. Zak, Senior Vice President
                                      ---------------------------------------
                                      Robert M. Zak, Senior Vice President
                                      and Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                  TITLE                   DATE
         ---------                  -----                   ----

/s/ Richard E. Garman          Director, Chairman      March 26, 1996
- --------------------------     of the Board
Richard E. Garman

/s/ Brent D. Baird             Director, President     March 26, 1996
- --------------------------
Brent D. Baird

/s/ Robert M. Zak              Director, Sr. VP &      March 26, 1996
- --------------------------     COO (principal
Robert M. Zak                  financial and
                               accounting officer)

/s/ Lawrence P. Castellani     Director                March 26, 1996
- --------------------------
Lawrence P. Castellani

/s/ Frank J. Colantuono        Director                March 26, 1996
- --------------------------
Frank J. Colantuono

/s/ Henry P. Semmelhack        Director                March 26, 1996
- --------------------------
Henry P. Semmelhack

                        Report of Independent Accountants
                        ---------------------------------



To the Board of Directors
and Stockholders of
Merchants Group, Inc.



In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 40 present fairly, in all material respects, the financial position of Merchants Group, Inc. and its subsidiary at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 8 to the financial statements, the Company changed its method of accounting for income taxes in 1993.




Buffalo, New York
February 20, 1996

                              MERCHANTS GROUP, INC.
                              ---------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                 (in thousands)


                                                  December 31,
                                              -------------------
                                                1994       1995
                                                ----       ----
                 Assets
                 ------
Investments:
    Fixed maturities:
        Held to maturity at amortized cost
           (fair value $31,863 in 1994
             and $20,348 in 1995)             $ 33,933   $ 19,477
        Available for sale at fair value
           (amortized cost $135,034 in 1994
             and $163,249 in 1995)             127,972    163,778
    Other long-term investments at
        fair value (amortized cost
        $5,557 in 1994 and $6,053 in 1995)       4,387      4,493
    Short-term investments                       4,455      4,470
                                              --------   --------
                  Total investments            170,747    192,218

Cash                                                18         39
Interest due and accrued                         1,965      1,886
Premiums receivable, net of allow-
    ance for doubtful accounts of
    $368 in 1994 and $416 in 1995               18,051     20,360
Deferred policy acquisition costs               11,587     12,165
Ceded reinsurance balances receivable            7,632      7,014
Prepaid reinsurance premiums                     2,370      2,866
Receivable from affiliate                           --      1,091
Federal income taxes receivable                  1,197      3,143
Deferred federal income tax benefit              7,738      5,491
Other assets                                     6,445      6,535
                                              --------   --------
                  Total assets                $227,750   $252,808
                                              ========   ========





                     The accompanying notes are an integral
                part of these consolidated financial statements.

                              MERCHANTS GROUP, INC.
                              ---------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                       (in thousands except share amounts)


                                                          December 31,
                                                    ----------------------
                                                       1994         1995
                                                       ----         ----

           Liabilities and Stockholders' Equity
           ------------------------------------
Liabilities:
    Reserve for losses and loss
        adjustment expenses                         $ 104,015    $ 119,722
    Unearned premiums                                  45,449       48,773
    Other liabilities                                  10,610       14,343
    Payable to affiliate                                  397           --
                                                    ---------    ---------
                  Total liabilities                   160,471      182,838
                                                    ---------    ---------

Stockholders' equity:
    Preferred stock                                        --           --
    Common stock, issued and outstanding
        3,158,188 shares at December 31, 1994
        and 3,213,894 shares at December 31, 1995          32           32
    Additional paid in capital                         34,678       35,302
    Unrealized investment losses, net of tax           (6,878)        (357)
    Accumulated earnings                               39,447       34,993
                                                    ---------    ---------
                  Total stockholders' equity           67,279       69,970
                                                    ---------    ---------
    Commitments and contingent liabilities                 --           --

                  Total liabilities and
                    stockholders' equity            $ 227,750    $ 252,808
                                                    =========    =========






                     The accompanying notes are an integral
                part of these consolidated financial statements.

                              MERCHANTS GROUP, INC.
                              ---------------------
                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------
                (in thousands except per share and share amounts)

                                                         Year ended December 31,
                                                 ---------------------------------------
                                                     1993          1994           1995
                                                     ----          ----           ----
Revenues:
  Net premiums earned                            $   88,181   $    90,845    $    94,749
  Net investment income                               9,155         9,849         10,368
  Net realized investment gains
      (losses)                                        1,467            20           (832)
  Other revenues                                        693           638            259
                                                 ----------   -----------    -----------
      Total revenues                                 99,496       101,352        104,544
                                                 ----------   -----------    -----------

Expenses:
  Net losses and loss adjustment
      expenses                                       62,407        70,800         78,195
  Amortization of deferred policy
      acquisition costs                              23,739        24,424         25,458
  Other underwriting expenses                         6,020         5,892          7,709
                                                 ----------   -----------    -----------
      Total expenses                                 92,166       101,116        111,362
                                                 ----------   -----------    -----------

Income (loss) before income taxes
  and cumulative effect of change
  in accounting principle                             7,330           236         (6,818)
Provision (benefit) for income taxes                  1,727          (895)        (2,999)
                                                 ----------   -----------    -----------
Income (loss) before cumulative
  effect of change in accounting for
  income taxes                                        5,603         1,131         (3,819)
Cumulative effect of change in
  accounting for income taxes                           306            --             --
                                                 ----------   -----------    -----------
      Net income (loss)                          $    5,909   $     1,131    $    (3,819)
                                                 ==========   ===========    ===========
Primary and fully diluted earnings
  (loss) per share:
  Income (loss) before cumulative
      effect of change in accounting
      principle                                  $     2.12   $       .36    $     (1.19)
  Cumulative effect of change in
      accounting for income taxes                       .12            --             --
                                                 ----------   -----------    -----------
         Net income (loss)                       $     2.24   $       .36    $     (1.19)
                                                 ==========   ===========    ===========
Weighted average number of shares outstanding:
      Primary                                     2,641,493     3,176,624      3,219,463
      Fully diluted                               2,641,493     3,176,624      3,220,292




                     The accompanying notes are an integral
                part of these consolidated financial statements.

                              MERCHANTS GROUP, INC.
                              ---------------------
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            ---------------------------------------------------------
                (in thousands except per share and share amounts)

                                                         Year ended December 31,
                                                    --------------------------------
                                                      1993        1994        1995
                                                      ----        ----        ----
Common stock:
  Beginning of year                                 $     21    $     32    $     32
  Issuance of additional shares                           11          --          --
                                                    --------    --------    --------
  End of year                                             32          32          32
                                                    --------    --------    --------

Additional paid in capital:
  Beginning of year                                   20,009      34,659      34,678
  Exercise of common stock options                        11          19         624
  Issuance of additional shares                       14,639          --          --
                                                    --------    --------    --------
  End of year                                         34,659      34,678      35,302
                                                    --------    --------    --------

Unrealized investment gains (losses), net of tax:
  Beginning of year                                     (119)      1,445      (6,878)
  Appreciation (depreciation)                          2,370     (12,611)      9,880
  Benefit (provision) for
      income taxes                                      (806)      4,288      (3,359)
                                                    --------    --------    --------
  End of year                                          1,445      (6,878)       (357)
                                                    --------    --------    --------

Accumulated earnings:
  Beginning of year                                   33,354      38,947      39,447
  Net income (loss)                                    5,909       1,131      (3,819)
  Cash dividends                                        (316)       (631)       (635)
                                                    --------    --------    --------
  End of year                                         38,947      39,447      34,993
                                                    --------    --------    --------

           Total stockholders' equity               $ 75,083    $ 67,279    $ 69,970
                                                    ========    ========    ========




                     The accompanying notes are an integral
                part of these consolidated financial statements.

                              MERCHANTS GROUP, INC.
                              ---------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                           INCREASE (DECREASE) IN CASH
                           ---------------------------
                                 (in thousands)

                                                  Year ended December 31,
                                            ---------------------------------
                                               1993        1994        1995
                                               ----        ----        ----
Cash flows from operations:
  Collection of premiums                    $  86,145    $ 92,397    $ 93,944
  Payment of losses and loss
    adjustment expenses                       (58,627)    (63,125)    (62,091)
  Payment of other underwriting expenses      (29,895)    (30,444)    (29,903)
  Investment income received                    9,320       9,775      10,479
  Investment expenses paid                       (179)       (166)       (125)
  Income taxes paid                            (1,932)       (760)        (58)
  Other cash receipts                             693         638         259
                                            ---------    --------    --------
    Net cash provided by operations             5,525       8,315      12,505
                                            ---------    --------    --------

Cash flows from investing activities:
  Proceeds from fixed maturities sold
    or matured                                127,591      21,696      15,321
  Purchase of fixed maturities               (145,380)    (25,851)    (27,800)
  Net (increase) decrease in other
    long-term investments                        (977)       (922)        164
  Net (increase) decrease in short-term
    investments                                 3,902      (2,342)        (15)
  Purchase of equipment, net                      (83)       (269)       (143)
                                            ---------    --------    --------
    Net cash used in investing activities     (14,947)     (7,688)    (12,473)
                                            ---------    --------    --------

Cash flows from financing activities:
  Funds repaid to repurchase
    preferred stock                            (1,925)         --          --
  Repayment of funds borrowed to
    acquire short-term investments             (2,995)         --          --
  Proceeds from sale of common stock           15,921          --          --
  Proceeds from exercise of common
    stock options                                  --          --         624
  Expenses related to sale of
    common stock                               (1,271)         --          --
  Cash dividends and other (net)                 (305)       (613)       (635)
                                            ---------    --------    --------
    Net cash provided by (used in)
      financing activities                      9,425        (613)        (11)
                                            ---------    --------    --------
Increase in cash                                    3          14          21

Cash beginning of year                              1           4          18
                                            ---------    --------    --------
Cash end of year                            $       4    $     18    $     39
                                            =========    ========    ========



                     The accompanying notes are an integral
                part of these consolidated financial statements.

                              MERCHANTS GROUP, INC.
                              ---------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
         RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS
         ---------------------------------------------------------------
                                 (in thousands)


                                             Year ended December 31,
                                        --------------------------------
                                          1993        1994        1995
                                          ----        ----        ----
Net income (loss)                       $ 5,909    $  1,131    $ (3,819)

Adjustments:
  Depreciation and amortization             530          22         100
  Net realized investment (gains)
      losses                             (1,467)        (20)        832

(Increase) decrease in assets:
  Interest due and accrued                 (369)        (88)         79
  Premiums receivable                       (92)       (820)     (2,309)
  Deferred policy acquisition costs        (970)        176        (578)
  Ceded reinsurance balances
      receivable                         (6,878)        984         618
  Prepaid reinsurance premiums           (2,270)       (100)       (496)
  Receivable from affiliate                  --          --      (1,091)
  Federal income taxes receivable            --      (1,197)     (1,946)
  Deferred federal income tax benefit      (323)       (396)     (1,111)
  Other assets                               (1)     (5,375)       (141)

Increase (decrease) in liabilities:
  Reserve for losses and loss
      adjustment expenses                 7,737      10,119      15,707
  Unearned premiums                       5,281        (557)      3,324
  Other liabilities                         693       4,862       3,733
  Payable to affiliate                   (2,067)       (363)       (397)
  Federal income taxes payable             (188)        (63)         --
                                        -------    --------    --------
      Net cash provided by operations   $ 5,525    $  8,315    $ 12,505
                                        =======    ========    ========





                     The accompanying notes are an integral
                part of these consolidated financial statements.

                              MERCHANTS GROUP, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.  Significant Accounting Policies
    -------------------------------

        Principles of consolidation and basis of presentation
        -----------------------------------------------------

        The consolidated financial statements of Merchants Group, Inc. (the Company) include the accounts of the Company, its wholly owned subsidiary, Merchants Insurance Company of New Hampshire, Inc. (MNH), and M.F.C. of New York, Inc., an inactive premium finance company which is a wholly owned subsidiary of MNH. MNH is a stock property and casualty insurance company domiciled in the state of New Hampshire. MNH offers property and casualty insurance to preferred risk individuals and small to medium sized businesses in the Northeast United States, primarily in the states of New York, New Hampshire and New Jersey where a majority of its policies are written. As a holding company, the Company has had no operations.

        The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) which differ in some respects from those followed in reports to insurance regulatory authorities. In the 1995 Annual Statement filed with regulatory authorities, MNH reported statutory capital of $31,458,000 and total surplus of $46,609,000. MNH's net income (loss) as reported in its Annual Statement was ($4,490,000) in 1995, $900,000 in 1994 and
        $4,642,000 in 1993. All significant intercompany balances and transactions have been eliminated. Certain 1994 amounts have been reclassified to conform with the 1995 presentation.

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Investments
        -----------

        Fixed maturities consist primarily of debt securities. The Company has classified its investments in fixed maturities as either available for sale or held to maturity. Fixed maturities classified as held to maturity are presented at amortized cost and consist of debt securities that management intends and has the ability to hold until maturity.

        Fixed maturities classified as available for sale are presented at fair value and consist of debt securities that management may not hold until maturity. The net aggregate unrealized gain or loss, net of applicable income taxes, related to fixed maturities available for sale is included as a component of stockholders' equity.

        In December 1995, the Company re-assessed the appropriateness of the accounting classification of its fixed maturity investments as permitted by the FASB. As a result of this re-assessment the Company reclassified certain fixed maturity securities with an amortized cost and fair value of $15,674,000 and $15,639,000 respectively, from held to maturity to available for sale which resulted in a $1,044,000 increase in stockholders' equity at December 31, 1995.

        Other long-term investments include collateralized mortgage obligation residuals, carried at unpaid principal balances which do not vary significantly from fair value, a $1,350,000 capital advance carried at cost, which approximates fair value (see Note 3) and auction rate preference shares carried at fair value (see Note 5). Short-term investments, consisting primarily of money market mutual funds, have original maturities of three months or less, and are carried at cost, which approximates fair value. Realized gains and losses on the sale of investments are based on the cost of the specific investment sold.

        Other financial instruments
        ---------------------------

        The fair values of the Company's other financial instruments, principally premiums receivable and certain non-insurance related liabilities, do not vary significantly from the amounts assigned in these financial statements.

        Premium revenue
        ---------------

        Premiums are recorded as revenue ratably over the terms of the policies written (principally one year). Unearned premiums are calculated using a monthly pro rata method.

        Deferred policy acquisition costs
        ---------------------------------

        Policy acquisition costs, such as commissions (net of reinsurance commissions), premium taxes and certain other underwriting expenses, are deferred and amortized over the terms of the related insurance policies. Deferred policy acquisition costs do not exceed estimated recoverable amounts after allowing for anticipated investment income.

        Reserve for losses and loss adjustment expenses
        -----------------------------------------------

         Liabilities for unpaid losses and loss adjustment expenses are estimates of future payments to be made to settle all insurance claims for reported losses and estimates of incurred but not reported losses based upon past experience modified for current trends. With the exception of an immaterial amount for workers' compensation losses, loss reserves are not discounted. Estimated amounts of salvage and subrogation on unpaid losses are deducted from the liability for unpaid claims. The estimated liabilities may be more or less than the amount ultimately paid when the claims are settled. Management and its independent consulting actuaries regularly review the estimates of reserves needed and any changes are reflected in current operating results.

        Structured settlements have been negotiated for claims on certain insurance policies. Structured settlements are agreements to provide periodic payments to claimants, and are funded by annuities purchased from various life insurance companies. Because the Company remains primarily liable for payment of these claims, a reserve for loss and loss adjustment expense and the corresponding deposit which is included in other assets are recorded in the Company's consolidated balance sheet at December 31, 1994 and 1995.

        Reinsurance
        -----------

        Reinsurance assumed from business written through state reinsurance facilities has been reflected in unearned premiums, loss reserves, premiums earned and losses incurred based on reports received from such pools. Ceded reinsurance premiums, losses and ceding commissions are netted against earned premiums, losses and commission expense, respectively.

        Income taxes
        ------------

        The Company and its wholly owned subsidiary file a consolidated federal income tax return. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", effective January 1, 1993. SFAS No. 109 requires the use of the liability method when accounting for income taxes. This approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Adoption of SFAS 109 resulted in the recognition of an additional deferred tax benefit as of January 1, 1993 of $306,000, which was recorded as a cumulative effect of a change in accounting principle in the 1993 Consolidated Statement of Income.

        Earnings per share
        ------------------

        Primary and fully diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each year. Primary and fully diluted earnings per share for 1993, 1994 and 1995, assume the exercise of 59,741, 65,166 and 22,083 shares of common stock options, respectively.

        2.  Stockholders' Equity
            --------------------

        Preferred and common stock
        --------------------------

        Stockholders' equity is comprised of the following:

        Preferred stock, no par value, $424.30 stated value, 10,000 shares authorized; no shares issued or outstanding at December 31, 1994 or December 31, 1995. The Company also has 3,000,000 shares of $.01 par value preferred stock which is authorized and unissued.

        Common stock, $.01 par value, authorized 10,000,000 shares; issued and outstanding 3,158,188 shares at December 31, 1994 and 3,213,894 shares at December 31, 1995.

        Sale of common stock
        --------------------

        In July 1993, the Company sold 1,061,425 shares of its common stock in a secondary public offering at $15.00 per share. Net proceeds to the Company from the sale of its stock after underwriters' discount of $997,000 and offering expenses of $274,000 were $14,650,000. As part of the offering, Merchants Mutual Insurance Company (Mutual) sold 900,000 of its 1,155,000 shares of the Company's common stock. Mutual owned 7.9% of the Company's common stock at December 31, 1995 (see Note 3).

        Dividends
        ---------

        The Company depends on dividends from its subsidiary, MNH, to pay cash dividends to its stockholders and to meet its expenses. MNH is subject to New Hampshire state insurance laws which restrict its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's policyholders' surplus as of the preceding December 31. The maximum amount of dividends that MNH could pay during any twelve month period ending in 1996, without the prior approval of the New Hampshire Insurance Commissioner is $4,661,000. The Company has paid a quarterly cash dividend to its common stockholders since the third quarter of 1993. Dividends paid during 1995 totalled to $635,000.

        Stock option plan
        -----------------

        The Board of Directors has reserved 200,000 shares of common stock for issuance to officers and key employees of the Company and its affiliates, including Mutual, under a qualified and non-qualified stock option plan. Options may be granted at the fair market value of the Company's stock on the date of grant with durations of up to 10 years.

        In March 1994, the Company's Board of Directors approved a stock option program providing for the issuance to certain of MNH's independent insurance agents, options to purchase a total of 25,000 shares of the Company's common stock. In connection with this program, the Board of Directors approved a plan to repurchase up to 25,000 shares of the Company's common stock in the open market. In June 1994, the Company issued options to purchase 22,500 shares of common stock to certain of MNH's agents under the option program. These options are exercisable after May 31, 1996 at $16.38 per share.

        No options were granted in 1995. During 1995 options for 55,706 shares were exercised. At December 31, 1995, options to purchase 49,333 shares were outstanding, of which 27,771 were exercisable. These options carry exercise prices ranging from $9.38 to $16.38 per share.

        In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 "Accounting for Stock Based Compensation". This statement requires the Company to either apply a fair value measurement to any stock options granted by the Company or to continue to apply the valuation provisions of existing accounting standards, but with pro forma net income and earnings per share disclosures using a fair value methodology to value the stock options.

        The Company is required to adopt the disclosure requirements of SFAS No. 123 by the end of 1996. Measurement of compensation cost under SFAS No. 123, if adopted is effective for all awards granted after the beginning of the fiscal year in which that method is first applied. Management is currently reviewing the provisions of SFAS No. 123. If the fair value based measurement provisions are adopted they are not expected to have a material impact on the results of operations or financial condition of the Company.

        3.  Related Party Transactions
            --------------------------

        The Company and MNH do not have any paid employees. Under a management agreement, Mutual provides the Company and MNH with the facilities, management and personnel required to manage their day-to-day business. All underwriting, administrative, claims and investment expenses incurred on behalf of Mutual and MNH are shared on an allocated cost basis, determined as follows: for underwriting and administrative expenses, the respective share of total direct premiums written for Mutual and MNH serves as the basis of allocation; for claims expenses, the average number of outstanding claims is used; investment expenses are shared based on each company's share of total invested assets. Mutual also receives an annual management fee of $50,000 from MNH. Management believes that the methods used to allocate expenses to MNH and Mutual are reasonable and fair to both companies. The management agreement may be terminated by either Mutual or the Company upon five years written notice.

        MNH's agents are also licensed to sell Mutual's products. The agents are informed of the underwriting criteria of each company as well as the classes of business that are acceptable to each company. Underwriters review each application submitted by an agent to determine which company's underwriting criteria the risk meets and then issue a policy in the appropriate company. Involuntary automobile policies are shared in accordance with the plan assignment ratios of the applicable governing jurisdictions. The payable to or receivable from Mutual is non-interest bearing and represents the net of premiums collected and loss and operating expense payments made by Mutual on behalf of MNH. This balance is settled in cash on a monthly basis.

        In January 1993, MNH purchased from the Federal Deposit Insurance Corporation (FDIC) for $1,350,000 a capital advance which had been made to Mutual by a savings institution which was seized by the FDIC in 1991. That savings institution had provided the advance to Mutual in 1982 and 1985 in accordance with the provisions of Section 1307 of the New York Insurance Law. In connection with MNH's purchase of the capital advance from the FDIC, the capital advance was rewritten in order to obtain the required consents of Mutual and the New York Insurance Department. The new capital advance is for $1,350,000 and carries a dividend of 4% per annum. Mutual cannot repay the capital advance or pay dividends without the prior approval of the Superintendent of the New York Insurance Department. The capital advance is included in other long-term investments.

        On November 1, 1994, Mutual filed an application with the New York Insurance Department to convert from a mutual company to a stock corporation. The Company has indicated to Mutual its willingness to consider sponsoring this conversion.

        The Company is subject to statutes governing insurance holding company systems. Under the terms of the applicable New Hampshire statute, any person or entity desiring to effect a purchase or other acquisition of the Company's securities that would result in such person or entity owning 10% or more of the Company's outstanding voting securities would be required to obtain the approval of the New Hampshire Insurance Department prior to the purchase or other acquisition.

        Effective January 1, 1993, Mutual and MNH entered into a quota share reinsurance agreement under which MNH assumes 10% of Mutual's direct voluntary written premium and related losses in exchange for a reinsurance commission of 35%. The agreement also provides for MNH to pay a contingent commission to Mutual equal to any underwriting profit on the premiums assumed. The agreement allows Mutual the option to reduce its cessions to MNH to 0% for any calendar year. Mutual informed MNH that it will reduce its cessions under the agreement to 0% of its direct voluntary written premiums for calendar year 1996.

        In accordance with various states' automobile insurance plan (AIP) rules, Mutual historically has received the assignment of AIP polices based upon its and MNH's combined voluntary automobile market share, issued the policies and settled the claims associated with those policies. Mutual then allocated the results of the involuntary AIP business to MNH through a series of accounting entries based on MNH's share of the combined voluntary business of Mutual and MNH.

        During 1994, Mutual informed the Company that it had failed to identify and bill to MNH during the period January 1, 1985 through June 30, 1994 a portion of MNH's share of AIP losses paid by Mutual in that period. The amount of unbilled AIP losses was approximately $7,500,000. After extensive negotiations, between the Company's and Mutual's independent Directors, MNH agreed to pay Mutual $3,135,000 in full and complete settlement of the unbilled AIP paid losses for the period noted above. This amount is included in loss and loss adjustment expenses for the year ended December 31, 1994.

        4.  Reserve for Losses and Loss Adjustment Expenses
            -----------------------------------------------

        Activity in the reserve for losses and loss adjustment expenses (LAE) is summarized as follows:

                                             1994       1995
                                             ----       ----
                                              (in thousands)
        Reserve for losses and LAE
           at beginning of year            $ 93,896   $104,015
           Less reinsurance recoverables      3,957      6,401
                                           --------   --------
           Net balance at beginning of
           year                              89,939     97,614
                                           --------   --------
        Provision for losses and LAE for
           claims occurring in:
           Current year                      65,818     67,150
           Prior years                        4,982     11,045
                                           --------   --------
                                             70,800     78,195
                                           --------   --------
        Losses and LAE payments for
           claims occurring in:
           Current year                      28,574     25,175
           Prior years                       34,551     36,916
                                           --------   --------
                                             63,125     62,091
                                           --------   --------
        Reserve for losses and LAE
           at end of year, net               97,614    113,718
           Plus reinsurance recoverables      6,401      6,004
                                           --------   --------
           Balance at end of year          $104,015   $119,722
                                           ========   ========

        In recent years, the escalation of repair costs, medical expenses and jury awards have necessitated significant periodic upward adjustments in reserves by many property and casualty insurers, including the Company. In 1994 and 1995, the Company increased its reserves for prior years by $4,982,000, and $11,045,000, respectively. The increase in reserves for prior years made in 1994 was primarily attributable to the $3,135,000 settlement of the AIP matter discussed in Note 3, as well as higher than anticipated severity of liability claims on auto, commercial multi-peril and workers' compensation policies. The increase in reserves for prior years made in 1995 was primarily attributable to higher than anticipated severity of liability claims on homeowners, businessowners, workers' compensation and commercial package lines of business.

        5.  Investments
            -----------

        Investments in fixed maturities
        -------------------------------

        The amortized cost and estimated fair values of fixed maturities available for sale and held to maturity are as follows:

                                                   Gross       Gross     Estimated
                                      Amortized  Unrealized  Unrealized    Fair
                                        Cost       Gains       Losses      Value
                                      --------    -------      ------     --------
                                                    (in thousands)
        December 31, 1994
        -----------------
        Held to maturity
        ----------------
            U.S. Treasury
               securities and
               obligations of U.S.
               government corpora-
               tions and agencies     $  2,191    $    --     $   63     $  2,128
            Mortgage and asset
               backed securities        31,742         --      2,007       29,735
                                      --------    -------     ------     --------
                 Total                $ 33,933    $    --     $2,070     $ 31,863
                                      ========    =======     ======     ========

        December 31, 1994
        -----------------
        Available for sale
        ------------------
            U.S. Treasury
               securities and
               obligations of U.S.
               government corpora-
               tions and agencies     $ 17,999    $    --     $1,765     $ 16,234
            Obligations of
               states and political
               subdivisions             62,641          2      2,673       59,970
            Corporate securities        12,040         --         65       11,975
            Mortgage and asset
               backed securities        42,354         15      2,576       39,793
                                      --------    -------     ------     --------
                 Total                $135,034    $    17     $7,079     $127,972
                                      ========    =======     ======     ========


                                         Gross      Gross      Estimated
                           Amortized  Unrealized  Unrealized      Fair
                             Cost        Gains      Losses        Value
                          ----------  ----------  ----------   ---------
                                          (in thousands)
December 31, 1995
- -----------------
Held to maturity
- ----------------
U.S. Treasury
   securities and
   obligations of U.S.
   government corpora-
   tions and agencies     $  2,157     $   15       $ 37         $  2,135
Mortgage and asset
   backed securities        17,320        902          9           18,213
                          --------     ------       ----         --------
     Total                $ 19,477     $  917       $ 46         $ 20,348
                          ========     ======       ====         ========

December 31, 1995
- -----------------
Available for sale
- ------------------
U.S. Treasury
   securities and
   obligations of U.S.
   government corpora-
   tions and agencies     $ 26,943     $   30       $277         $ 26,696
Obligations of
   states and political
   subdivisions             60,423        580        166           60,837
Corporate securities        12,037          4         73           11,968
Mortgage and asset
   backed securities        63,846        502         71           64,277
                          --------     ------       ----         --------
     Total                $163,249     $1,116       $587         $163,778
                          ========     ======       ====         ========

        The amortized cost and fair values of fixed maturities by expected maturity at December 31, 1995 are shown below. Mortgage and asset backed securities are distributed in the table based upon management's estimate of repayment periods. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                               Estimated
                                                    Amortized     Fair
                                                       Cost       Value
                                                     --------   --------
                                                       (in thousands)
            Held to maturity
            ----------------
            Due in one year or less                  $  5,376   $  5,532
            Due after one year through five years       8,805      9,247
            Due after five years through ten years      4,381      4,607
            Due after ten years                           915        962
                                                     --------   --------
                    Total                            $ 19,477   $ 20,348
                                                     ========   ========
            Available for sale
            ------------------
            Due in one year or less                  $ 18,696   $ 18,799
            Due after one year through five years     105,771    106,018
            Due after five years through ten years     32,411     32,586
            Due after ten years                         6,371      6,375
                                                     --------   --------
                    Total                            $163,249   $163,778
                                                     ========   ========

        Discount and premium pertaining to collateralized mortgage obligations are amortized over the securities' estimated redemption periods using the effective interest method. Yields used to calculate premium or discount are adjusted for prepayments annually.

        Fixed maturities with a par value of $1,800,000 were on deposit at December 31, 1995 with various state insurance departments in compliance with applicable insurance laws.


        Proceeds from sales of available for sale fixed maturity securities and gross realized gains and losses related to such sales are as follows:

                                  Year ended December 31,
                                ---------------------------
                                  1993      1994     1995
                                  ----      ----     ----
                                       (in thousands)
        Proceeds from sales     $104,284   $12,891   $1,797
        Gross realized gains       1,551        29        8
        Gross realized losses         84         9       --

        Net investment income
        ---------------------

        Net investment income consists of:

                                       Year ended December 31,
                                     --------------------------
                                       1993      1994      1995
                                       ----      ----      ----
                                           (in thousands)
         Short-term investments      $  169   $   252   $   238
         Fixed maturities             8,814     9,872    10,078
         Other                          351       188       177
                                     ------   -------   -------
           Total investment income    9,334    10,312    10,493
         Investment expenses            179       463       125
                                     ------   -------   -------
           Net investment income     $9,155   $ 9,849   $10,368
                                     ======   =======   =======

        Investment in auction rate preference shares
        --------------------------------------------

        As of December 31, 1995, the Company owns $3,000,000 par value of Signet Group PLC (Signet) cumulative auction rate preference shares. These securities were to pay a variable dividend, the amount of which was to be reset every 28 days through auction procedures. As a result of a failed auction in 1991, Signet suspended dividend payments on all its preference shares including those owned by the Company. No dividends have been received since 1991.

        This investment is carried at its fair value of $1,500,000 and is included in other long-term investments in the accompanying Consolidated Balance Sheet at December 31, 1995. During 1995, the Company determined that the decline in fair value of its Signet investment was other than temporary and recorded an $840,000 loss in its Consolidated Statement of Income as a component of realized investment gains and losses. Subsequent adjustments in the fair value of Signet since the recognition of this loss, net of tax, are deemed to be temporary and are recorded directly to stockholders' equity.

        6.  Reinsurance
            -----------

        MNH follows the customary practice of reinsuring a portion of the exposure under its policies and as consideration pays to the reinsurer a portion of the premium received on such policies. Insurance is ceded principally to reduce net liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of coverage provided by its policies, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded. MNH cedes premiums and losses primarily to General Reinsurance Corporation (GenRe).

        MNH maintains a casualty excess of loss reinsurance agreement with GenRe which provides for recovery of losses over $500,000 up to $5,000,000 per occurrence. This coverage is supplemented by a contingent casualty layer of reinsurance of $5,000,000 in excess of the first $5,000,000. MNH also maintains a property excess of loss reinsurance agreement with GenRe which provides for recovery of property losses over $500,000 up to $2,000,000 per occurrence. Property catastrophe coverage provides for recovery of 95% of $37,000,000 above aggregate retained losses of $3,000,000 per each natural disaster. The limits of property catastrophe coverage are shared by MNH and Mutual on a pro rata basis based upon the gross reported losses of MNH and Mutual for a covered event.

        The effect of reinsurance on premiums written and earned for the years ended December 31, 1994 and 1995 is as follows:

                                   1994                   1995
                                   ----                   ----
                           Premiums    Premiums    Premiums    Premiums
                           Written      Earned     Written      Earned
                           --------    --------    --------    --------
                                        (in thousands)
        Direct             $ 89,808    $ 90,422    $ 98,553    $ 93,502
        Assumed               7,255       7,198       6,572       8,299
        Ceded                (6,876)     (6,775)     (7,548)     (7,052)
                           --------    --------    --------    --------
            Net premiums   $ 90,187    $ 90,845    $ 97,577    $ 94,749
                           ========    ========    ========    ========

        Reinsurance ceded transactions decreased losses and loss adjustment expenses by $2,426,000 and $1,527,000 for the years ended December 31, 1994 and 1995, respectively.

        As a result of the reinsurance agreements maintained by MNH, primarily with GenRe, MNH is exposed to certain credit risk if GenRe were to become financially unstable. As of December 31, 1995, MNH has recognized amounts to be recovered from GenRe related to ceded losses and ceded unearned premiums totalling $7,964,000. MNH generally does not require collateral for reinsurance recoverable.

7.  Benefit Programs
    ----------------

    Mutual maintains a capital accumulation plan which is a profit sharing plan under Section 401(a) of the Internal Revenue Code that covers all full-time employees who have completed one year of service. Mutual matches at least 15% and up to 100% of employee contributions, based on the combined net operating profits of Mutual and MNH. Additional contributions may be made at the discretion of the Board of Directors of Mutual. Under the terms of the management agreement, the Company's portion of the total contribution was $316,000, $404,000 and $186,000 for the years ended December 31, 1993, 1994 and 1995, respectively.

8.  Income Taxes
    ------------

    The provision (benefit) for federal income taxes consists of:

                                                   Year ended December 31,
                                                ----------------------------
                                                  1993      1994      1995
                                                  ----      ----      ----
                                                      (in thousands)
    Provision (benefit) for income taxes:
         Current                                $ 1,744    $(500)   $(1,888)
         Deferred                                   (17)    (395)    (1,111)
                                                -------    -----    -------
    Total income tax
         provision (benefit)                    $ 1,727    $(895)   $(2,999)
                                                =======    =====    =======

    Deferred tax liabilities (assets) are comprised of the following:

                                                December 31,
                                              1994        1995
                                              ----        ----
                                               (in thousands)
    Deferred policy acquisition costs       $  3,940    $  4,136
        Other                                    377         462
                                            --------    --------
    Gross deferred tax liabilities             4,317       4,598
                                            --------    --------

    Discounting of reserve for losses
       and loss adjustment expenses           (5,147)     (6,004)
    Unearned premiums                         (2,929)     (3,122)
    Unrealized investment losses              (3,543)       (674)
    Other                                       (436)       (289)
                                            --------    --------
    Gross deferred tax assets                (12,055)    (10,089)
       Net deferred federal income
           tax benefit                      $ (7,738)   $ (5,491)
                                            ========    ========

        Although realization is not assured, based upon the available evidence, the Company believes that it is more likely than not that the net deferred federal income tax benefit will be realized. The amount of the deferred tax benefit considered realizable, however, could be reduced in the near term if estimates of future taxable income are not achieved.

        A reconciliation of the difference between the Company's total income tax provision and that calculated using the federal statutory income tax rate is as follows:

                                             Year ended December 31,
                                          ----------------------------
                                           1993       1994      1995
                                           ----       ----      ----
                                                 (in thousands)
        Computed provision at
           statutory rate                 $ 2,492    $  80    $(2,318)
        Adjustments:
           Tax-exempt investment income      (784)    (980)      (878)
           Other items                         19        5        197
                                          -------    -----    -------
        Total income tax
           provision (benefit)            $ 1,727    $(895)   $(2,999)
                                          =======    =====    =======

        9.  Commitments and Contingencies
            -----------------------------
        On January 31, 1995, a New York State trial court dismissed a purported class action lawsuit which was filed in 1993 against the Company, Mutual, MNH and certain directors of the Company and of Mutual ("the defendants") on behalf of the then minority shareholders of the Company. The Court, in granting the defendants' motion, held that plaintiff's claims, to the extent they have any merit, are derivative in nature. The complaint, which sought equitable relief and unspecified money damages, alleged that the defendants breached their fiduciary obligations to the minority shareholders of the Company, and defrauded the minority shareholders, by causing MNH to purchase from the FDIC the surplus note issued by Mutual and simultaneously reducing the principal amount plus accrued return on such surplus note to $1,350,000, which is the amount MNH paid to the FDIC for the note, and by approving the public sale of the Company's common stock sold in July 1993 at what the plaintiff alleges was an inadequate price. On March 31, 1995, the plaintiff filed a motion with the trial court for permission to reargue the defendants' motion to dismiss. On September 29, 1995, the trial court denied the plaintiff's motion to reargue. The Company and the other defendants intend to oppose any appeal or repleading by the plaintiff.

        MNH, like many other property-casualty insurance companies, is subject to environmental damage claims asserted by or against its insureds. Management is of the opinion that based on various court decisions throughout the country, such claims should not be recoverable under the terms of MNH's insurance policies because of either specific or general coverage exclusions contained in the policies. However, there is no assurance that the courts will agree with MNH's position in every case, nor can there be assurance that material claims will not be asserted under policies which a court will find do not explicitly or implicitly exclude claims for environmental damages. Management, however, is not aware of any pending claim or group of claims which would result in a liability that would have a material adverse effect on the financial condition of MNH.

        In addition to the foregoing matters, MNH is a defendant in a number of other legal proceedings in the ordinary course of its business. Management of the Company is of the opinion that the ultimate aggregate liability, if any, resulting from such proceedings will not materially affect the financial condition of MNH or the Company.