Form 10-Q
period 1996-03-31
MERCHANTS GROUP INC
filed 1996-05-10
CIK 803027

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549



X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -  EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               ---------------------------------------

                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               ---------------   ---------------
Commission file number 1-9640


                             MERCHANTS GROUP, INC.
- ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                16-1280763
- -------------------------------                ----------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

250 Main Street, Buffalo, New York                     14202
- -----------------------------------------      ----------------------
(Address of principal executive offices)             (Zip Code)


                                (716) 849-3333
- ---------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

       As of May 1, 1996, 3,214,519 shares of Common Stock, $.01 par value per share, were outstanding.

                         PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                             MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                    (in thousands)
                                                         December 31,     March 31,
                      Assets                                 1995           1996
                      ------                            -------------  -------------
Investments:
   Fixed maturities:
     Held to maturity at amortized cost
        (fair value $20,348 in 1995 and
        $19,554 in 1996)                                    $ 19,477       $ 19,502
     Available for sale at fair value
        (amortized cost $163,249 in 1995
        and $159,652 in 1996)                                163,778        157,445
   Other long-term investments at
     fair value (amortized cost
     $6,053 in 1995 and $8,135 in 1996)                        4,493          7,250
   Short-term investments                                      4,470          9,285
                                                        ------------  -------------

                      Total investments                      192,218        193,482

Cash                                                              39              4

Interest due and accrued                                       1,886          1,883

Premiums receivable, net of allow-
   ance for doubtful accounts of
   $416 in 1995 and $388 in 1996                              20,360         19,014

Deferred policy acquisition costs                             12,165         11,639

Ceded reinsurance balances receivable                          7,014          6,932

Prepaid reinsurance premiums                                   2,866          2,772

Receivable from affiliate                                      1,091            -

Federal income tax receivable                                  3,143          2,484

Deferred federal income tax benefit                            5,491          6,084

Other assets                                                   6,535          6,537
                                                        ------------   ------------

                      Total assets                          $252,808       $250,831
                                                        ============   ============




              See Notes to the Consolidated Financial Statements.

                             MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                      (in thousands except share amounts)


                                                            December 31,     March 31,
                                                               1995             1996
                                                         --------------     ------------
     Liabilities and Stockholders' Equity
     ----------- --- ------------- ------

Liabilities:
     Reserve for losses and loss
       adjustment expenses                                     $119,722       $123,212
     Unearned premiums                                           48,773         46,694
     Other liabilities                                           14,343         11,508
     Payable to affiliate                                         -                593
                                                               --------       --------

                        Total liabilities                       182,838        182,007
                                                               --------       --------

Stockholders' equity:
     Common stock, issued and outstanding
       3,213,894 shares December 31, 1995
       and 3,214,519 shares at March 31, 1996                        32             32
     Additional paid in capital                                  35,302         35,311
     Unrealized investment losses,
       net of tax                                                  (357)        (1,090)
     Accumulated earnings                                        34,993         34,571
                                                               --------       --------

                        Total stockholders' equity               69,970         68,824
                                                               --------       --------

     Commitments and contingent liabilities                      -              -
                        Total liabilities and stock-
                              holders' equity                  $252,808       $250,831
                                                               ========       ========





              See Notes to the Consolidated Financial Statements.

                             MERCHANTS GROUP, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                    (in thousands except per share amounts)

                                                                 Three Months
                                                                Ended March 31,
                                                             --------------------
                                                               1995         1996
                                                               -----        ----
     Revenues:
           Net premiums earned                               $22,710      $23,441
           Net investment income                               2,523        2,800
           Net realized investment gains                         -              7
           Other revenues                                        273          126
                                                             -------      -------
                Total revenues                                25,506       26,374
                                                             -------      -------

     Expenses:
           Net losses and loss adjustment
              expenses                                        15,842       18,817
           Amortization of deferred policy
              acquisition costs                                6,279        6,212
           Other underwriting expenses                         1,860        1,673
                                                             -------      -------
                Total expenses                                23,981       26,702
                                                             -------      -------

     Income (loss) before income taxes                         1,525         (328)
     Provision (benefit) for income taxes                        414          (67)
                                                             -------      -------
                Net income (loss)                            $ 1,111      $  (261)
                                                             =======      =======
     Primary and fully diluted earnings
           (loss) per share                                  $   .35      $  (.08)
                                                             =======      =======


     Weighted average shares outstanding:

              Primary and fully diluted                        3,176        3,222





              See Notes to the Consolidated Financial Statements.

                             MERCHANTS GROUP, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (in thousands)



                                                   Three Months
                                                  Ended March 31,
                                               --------------------
                                                1995           1996
                                                ----           ----
Common stock, beginning and end              $    32          $    32
                                             -------          -------

Additional paid in capital:
    Beginning of period                       34,678           35,302
    Exercise of common stock options             -                  9
                                             -------          -------
    End of period                             34,678           35,311
                                             -------          -------

Unrealized investment losses,
    net of tax:
    Beginning of period                       (6,878)            (357)
    Appreciation (depreciation)                1,542             (733)
                                             -------          -------
    End of period                             (5,336)          (1,090)
                                             -------          -------

Accumulated earnings:
    Beginning of period                       39,447           34,993
    Net income (loss)                          1,111             (261)
    Cash dividend on common stock               (158)            (161)
                                             -------          -------
    End of period                             40,400           34,571
                                             -------          -------

              Total stockholders' equity     $69,774          $68,824
                                             =======          =======





              See Notes to the Consolidated Financial Statements.

                             MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                          INCREASE (DECREASE) IN CASH
                                 (in thousands)

                                                 Three Months
                                                Ended March 31,
                                              -----------------
                                               1995       1996
                                               ----       ----
Cash flows from operations:
   Collection of premiums                    $20,921    $24,874
   Payment of losses and loss
         adjustment expenses                 (16,268)   (15,614)
   Payment of other underwriting
         expenses                             (7,961)   (10,180)
   Investment income received                  3,097      2,780
   Investment expenses paid                      (38)       (36)
   Income taxes recovered                        -          509
   Other cash receipts                           273        126
                                            --------    -------
         Net cash provided by operations          24      2,459
                                            --------    -------

Cash flows from investing activities:
   Proceeds from fixed maturities
         sold or matured                       1,773      8,541
   Purchase of fixed maturities               (4,254)    (3,891)
   Net (increase) decrease in other
         long-term investments                    10     (2,142)
   Net (increase) decrease in
         short-term investments                2,625     (4,815)
   Purchase of equipment, net                    (30)       (35)
                                            --------    -------
         Net cash provided by (used in)
              investing activities               124     (2,342)
                                            --------    -------

Cash flows from financing activities:
   Exercise of common stock options              -            9
   Cash dividend on common stock                (158)      (161)
                                            --------    -------
         Net cash used in
              financing activities              (158)      (152)
                                            --------    -------

         Decrease in cash
              and cash equivalents               (10)       (35)

Cash:
   Beginning of period                            18         39
                                            --------    -------
   End of period                            $      8    $     4
                                            ========    =======





              See Notes to the Consolidated Financial Statements.

                             MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    RECONCILIATION OF NET INCOME TO NET CASH

                             PROVIDED BY OPERATIONS

                                 (in thousands)


                                                 Three Months
                                                Ended March 31,
                                               ----------------
                                               1995       1996
                                               ----       ----
Net income (loss)                           $ 1,111   $  (261)

Adjustments:
   Depreciation and amortization                 87       (12)
   Realized investment gains                    -          (7)

(Increase) decrease in assets:
   Interest due and accrued                     495         3
   Premiums receivable                       (1,268)    1,346
   Deferred policy acquisition costs             22       526
   Ceded reinsurance balances receivable        434        82
   Prepaid reinsurance premiums                (128)       94
   Receivable from affiliate                    -       1,091
   Federal income taxes receivable              514       659
   Deferred federal income tax benefit         (100)     (217)
   Other assets                                  23       (14)

Increase (decrease) in liabilities:
   Reserve for losses and loss
     adjustment expenses                     (1,382)    3,490
   Unearned premiums                             64    (2,079)
   Other liabilities                             86    (2,835)
   Payable to affiliate                          66       593
                                            -------   -------

     Net cash provided by operations       $     24   $ 2,459
                                           ========   =======





              See Notes to the Consolidated Financial Statements.

                             MERCHANTS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Principles of Consolidation and Basis of Presentation
   -----------------------------------------------------

The consolidated balance sheet as of March 31, 1996 and the related consolidated statements of income, of changes in stockholders' equity and of cash flows for the three months ended March 31, 1995 and 1996 are unaudited.
In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of financial position and results of operations. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

2. Related Party Transactions
   --------------------------

The Company and MNH do not have any paid employees. Under a management agreement, Merchants Mutual Insurance Company ("Mutual"), which owns 7.9% of the Company's common stock at March 31, 1996, provides the Company and MNH with the facilities, management and personnel required to manage their day-to-day business. All underwriting, administrative, claims and investment expenses incurred on behalf of Mutual and MNH are shared on an allocated cost basis, determined as follows: for underwriting and administrative expenses, the respective share of total direct premiums written for Mutual and MNH serves as the basis of allocation; for claims expenses, the average number of outstanding claims is used; investment expenses are shared based on each company's share of total invested assets.

3. Earnings Per Share
   ------------------

Primary and fully diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each period, increased by the assumed exercise of 25,915 and 72,434 shares of common stock options in 1996 and 1995, respectively, which would have resulted in 7,770 and 17,406 additional shares outstanding, respectively, assuming the proceeds to the Company from exercise were used to purchase shares of the Company's common stock at its average market value per share during the quarter.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations for the Three Months Ended March 31,
- ---------------------------------------------------------
1996 As Compared to the Three Months Ended March 31, 1995
- ---------------------------------------------------------

Total revenues increased by 3% from $25,506,000 for the three months ended March 31, 1995 to $26,374,000 for the three months ended March 31, 1996.

Net premiums earned increased $731,000, or 3%, from $22,710,000 for the three months ended March 31, 1995 to $23,441,000 for the three months ended March 31, 1996. The increase in net premiums earned resulted from a higher contribution to 1996 first quarter earnings from unearned premiums at December 31, 1995 compared to the contribution to 1995 first quarter earnings from unearned premiums at December 31, 1994.

Net premiums written decreased by 5% from $22,647,000 for the three months ended March 31, 1995 to $21,456,000 for the three months ended March 31, 1996 primarily as a result of a $943,000 decrease in written premiums assumed from Mutual under the quota share reinsurance agreement between MNH and Mutual. In December 1995, Mutual informed MNH that it was not terminating the agreement but was exercising its right under the agreement to eliminate all cessions of its voluntary direct written premiums to MNH for calendar year 1996, while retaining the right to resume such cessions, up to the 10% level, for subsequent years. As a result, MNH assumed no written premiums from Mutual during the three months ended March 31, 1996.

Direct premiums written increased 2% from $22,537,000 for the three months ended March 31, 1995 to $23,043,000 for the three months ended March 31, 1996.

Voluntary commercial lines direct premiums written decreased by 5% from $13,418,000 for the three months ended March 31, 1995 to $12,808,000 for the three months ended March 31, 1996. This decrease resulted primarily from a 4% decrease in commercial lines policies in force. Policies in force at March 31, 1996 declined as compared to March 31, 1995 in each of the Company's commercial lines of business except commercial automobile.

Voluntary personal lines direct premiums written increased by 7% from $7,688,000 for the three months ended March 31, 1995 to $8,246,000 for the three months ended March 31, 1996, primarily due to private passenger automobile ("PPA") direct premiums written, which increased 6% from the year earlier period. This increase in PPA business resulted primarily from a 6% increase in average premiums per policy.

Involuntary direct premiums written, primarily involuntary personal automobile insurance, which comprised 6% and 9% of all direct premiums written during the three months ended March 31, 1995 and 1996 respectively, increased by 39% from $1,431,000 in the three months ended March 31, 1995 to $1,989,000 in the three months ended March 31, 1996. The amount of the Company's involuntary direct personal automobile premiums written varies depending upon the Company's share of the voluntary personal automobile market in prior years and upon the size of the involuntary market.

Net investment income increased by 11% from $2,523,000 for the three months ended March 31, 1995 to $2,800,000 for the three months ended March 31, 1996, due to an 8% increase in average invested assets. On a taxable equivalent basis, net investment income increased by 8%.

Other revenues decreased $147,000 or 54% as other revenues during the three months ended March 31, 1995 were unusually high due to certain one-time income received from state administered reinsurance facilities.

Loss and loss adjustment expenses ("LAE") increased by 19% from $15,842,000 in the three months ended March 31, 1995, to $18,817,000 in the three months ended March 31, 1996. The loss and LAE ratio increased from 69.8% in the three months ended March 31, 1995 to 80.3% in the three months ended March 31, 1996. Losses and LAE in the three months ended March 31, 1996 included $2,200,000 of losses related to unusually severe winter weather that affected the northeastern United States during that period. These higher than normal weather related losses increased the loss and LAE ratio in the three months ended March 31, 1996 by 9.4 percentage points. If the effect of these storms were excluded from losses and LAE, the loss and LAE ratio would have increased
1.1 percentage points from the three months ended March 31, 1995 to the three months ended March 31, 1996.

The ratio of amortized policy acquisition costs and other underwriting expenses to net premiums earned decreased from 35.8% for the three months ended March 31, 1995 to 33.6% for the three months ended March 31, 1996. Commissions, premium taxes and other state assessments that vary directly with the Company's premium volume represented 19.8% of net premiums earned in the three months ended March 31, 1996 compared to 21.0% of net premiums earned in the three months ended March 31, 1995.

During the three months ended March 31, 1996, the Company recorded an income tax benefit which resulted from its pre-tax loss. The effective federal income tax rate used to compute this benefit was based upon the Company's estimate of its effective federal income tax rate for all of 1996. The benefit recorded was smaller than that computed using the statutory federal income tax rate due to tax exempt income.

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

Net cash provided by operations increased by $2,435,000 from $24,000 in the three months ended March 31, 1995 to $2,459,000 in the three months ended March 31, 1996. This increase was primarily due to a $3,953,000 increase in cash collected from premiums. This increase in premiums collected resulted from a 12% increase in direct written premiums during the last three months of 1995 as compared to the last three months of 1994. Approximately 75% of the Company's insureds pay their premiums on an installment basis, thereby deferring payment of their premiums into periods subsequent to the period in which the premium was written. This increase in cash provided by premium collections was somewhat offset by a $2,219,000 increase in the payment of other underwriting expenses which resulted from Mutual's decision to reduce it ceded written premiums to the Company under the quota share reinsurance agreement between the Company and Mutual to zero in 1996.

Net cash used in investing activities increased $2,466,000 from a $124,000 source of cash in the three months ended March 31, 1995 to a $2,342,000 use of cash in the three months ended March 31, 1996. This increase in net cash used in investing activities resulted from a $7,440,000 increase in net cash used to acquire short-term investments and a $2,152,000 increase in net cash used to acquire long-term investments, which were partly offset by a $6,768,000 increase in proceeds from fixed maturities.

Net cash used in financing activities was substantially unchanged from $158,000 in the three months ended March 31, 1995 to $152,000 in the three months ended March 31, 1996.

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

The Company generally designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. The Company's investment in Signet Group PLC. ("Signet") cumulative auction rate preference shares included in other long-term investments is carried at fair value. At March 31, 1996, the Company had recorded unrealized losses of $1,090,000, net of tax, associated with its investment portfolio. On April 16, 1996, after the close of the first quarter, the Company sold all of its Signet shares for $2,460,000, and will record an after tax gain of $630,000 and an increase in stockholders' equity reported as of March 31, 1996 of $240,000.

At March 31, 1996, the Company's portfolio of fixed maturities represented 91.5% of invested assets. Management believes that this level of bond holdings will not adversely affect the Company's liquidity because it expects that cash receipts from net premiums written and investment income will be sufficient to enable the Company to satisfy its cash obligations in 1996. Furthermore, a substantial portion of the Company's bond portfolio is invested in mortgage-backed and other asset-backed securities, which, in addition to interest income, provide monthly paydowns of bond principal.

At March 31, 1996, $81,344,000 or 42.0% of the Company's investment portfolio was invested in mortgage-backed and other asset backed securities, primarily planned amortization class ("PAC") and sequential pay collateralized mortgage obligations ("CMO"). A PAC-CMO has an amortization schedule that is protected against prepayment risk under a wide range of interest rate scenarios and is therefore less susceptible to prepayment risk than other mortgage backed securities. The Company has not invested in the more volatile types of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company's CMO investments have an active secondary market and their effect on the Company's liquidity does not differ from that of other fixed maturity investments. The Company does not own any other derivative financial instruments such as futures or options.

At March 31, 1996, $3,099,000, or 1.6%, of the Company's investment portfolio was invested in non-investment grade securities. This amount includes the Company's investment in Signet which had a carrying value of $2,100,000 as of March 31, 1996. Excluding the Signet investment which was sold on April 16, 1996, $999,000 or .5% of the Company's investment portfolio was invested in non-investment grade securities as of March 31, 1996.

As a holding company, the Company is dependent on cash dividends from MNH to meet its obligations and pay any cash dividends. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's statutory policyholders' surplus as of the preceding December 31. The maximum amount of dividends that MNH could pay during any twelve month period ending in 1996 without the prior approval of the New Hampshire Insurance Commissioner is $4,661,000. MNH did not pay any dividends to the Company during the three months ended March 31, 1996.

Under a management agreement, Mutual provides employees, services and facilities for MNH to conduct its insurance business on a cost reimbursed basis. The balance in the payable to affiliate account represents the amount owed to Mutual by the Company for the difference between premiums collected and payments made for losses, employees, services and facilities by Mutual on behalf of MNH.

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

Industry and regulatory guidelines suggest that the ratio of a property-casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. The Company has consistently followed a business strategy that would allow it to meet this 3 to 1 regulatory guideline. For the first three months of 1996 MNH's ratio of net premiums written to statutory surplus, annualized for a full year, was 1.8 to 1.

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

                                 MERCHANTS GROUP, INC.
                                 (Registrant)




Date: May 8, 1996                By:/s/ Robert M. Zak
                                    ------------------------------
                                    Robert M. Zak
                                    Chief Operating Officer
                                    Secretary and Treasurer (duly
                                    authorized officer
                                    of the registrant and
                                    chief accounting
                                    officer)