Form 10-Q
period 1996-06-30
MERCHANTS GROUP INC
filed 1996-08-06
CIK 803027

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---   EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                     OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              --------------------    -------------------

Commission file number 1-9640
                       --------------------------------------------------


                         MERCHANTS GROUP, INC.
- -------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

            Delaware                                   16-1280763
- -------------------------------                 -------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

250 Main Street, Buffalo, New York                        14202
- ----------------------------------------        -------------------------
(Address of principal executive offices)               (Zip Code)

                               (716) 849-3333
- -------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

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

         As of July 22, 1996, 3,189,519 shares of Common Stock, $.01 par value per share, were outstanding.

                             PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            MERCHANTS GROUP, INC.

                         CONSOLIDATED BALANCE SHEET

                               (in thousands)


                                                         December 31   June 30,
                              Assets                        1995         1996
                              ------                    -----------   ----------
Investments:
   Fixed maturities:
       Held to maturity at amortized cost
          (fair value $20,348 in 1995 and
          $19,309 in 1996)                                $ 19,477      $ 19,502
       Available for sale at fair value
          (amortized cost $163,249 in 1995
          and $161,832 in 1996)                            163,778       158,858
   Other long-term investments at
       fair value (amortized cost
       $6,053 in 1995 and $6,153 in 1996)                    4,493         6,153
   Short-term investments                                    4,470        14,421
                                                          --------      --------

                 Total investments                         192,218       198,934

Cash                                                            39            34

Interest due and accrued                                     1,886         1,771

Premiums receivable, net of allow-
   ance for doubtful accounts of
   $416 in 1995 and $601 in 1996                            20,360        21,966

Deferred policy acquisition costs                           12,165        12,110

Ceded reinsurance balances receivable                        7,014         7,726

Prepaid reinsurance premiums                                 2,866         2,890

Receivable from affiliate                                    1,091         2,120

Federal income taxes receivable                              3,143         2,228

Deferred federal income tax benefit                          5,491         6,204

Other assets                                                 6,535         6,778
                                                          --------      --------

                 Total assets                             $252,808      $262,761
                                                          ========      ========




             See Notes to the Consolidated Financial Statements.

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                       (in thousands except share amounts)


                                                       December 31,    June 30,
                                                          1995          1996
                                                       -----------   ----------
             Liabilities and Stockholders' Equity
             ------------------------------------
Liabilities:
   Reserve for losses and loss
       adjustment expenses                             $ 119,722      $ 123,244
   Unearned premiums                                      48,773         48,589
   Payable for securities                                   --            8,786
   Other liabilities                                      14,343         12,726
                                                       ---------      ---------

                 Total liabilities                       182,838        193,345
                                                       ---------      ---------

Stockholders' equity:
   Common stock, issued and outstanding
       3,213,894 shares at December 31,
       1995 and 3,189,519 shares at
       June 30, 1996                                          32             32
   Additional paid in capital                             35,302         35,311
   Treasury stock                                           --             (441)
   Unrealized investment losses,
       net of tax                                           (357)        (1,962)
   Accumulated earnings                                   34,993         36,476
                                                       ---------      ---------

                 Total stockholders' equity               69,970         69,416
                                                       ---------      ---------

   Commitments and contingent liabilities                   --             --

                 Total liabilities and stock-
                     holders' equity                   $ 252,808      $ 262,761
                                                       =========      =========



             See Notes to the Consolidated Financial Statements.

                              MERCHANTS GROUP, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                     (in thousands except per share amounts)


                                        Three Months              Six Months
                                        Ended June 30,          Ended June 30,
                                    -------------------     --------------------
                                       1995       1996        1995        1996
                                       ----       ----        ----        ----
Revenues:
   Net premiums earned              $ 23,392    $ 24,432    $ 46,102    $ 47,873
   Net investment income               2,588       2,807       5,111       5,607
   Net realized investment
       gains (losses)                   (832)        935        (832)        942
   Other revenues (expenses)            (224)        (68)         49          58
                                    --------    --------    --------    --------
            Total revenues            24,924      28,106      50,430      54,480
                                    --------    --------    --------    --------

Expenses:
   Net losses and loss
       adjustment expenses            23,517      17,575      39,359      36,392
   Amortization of deferred
       policy acquisition costs        6,284       6,474      12,563      12,686
   Other underwriting expenses         3,022       1,406       4,882       3,079
                                    --------    --------    --------    --------
            Total expenses            32,823      25,455      56,804      52,157
                                    --------    --------    --------    --------
Income (loss) before
   income taxes                       (7,899)      2,651      (6,374)      2,323

Provision (benefit) for
   income taxes                       (3,983)        586      (3,569)        519
                                    --------    --------    --------    --------
            Net income (loss)       $ (3,916)   $  2,065    $ (2,805)   $  1,804

Primary and fully diluted
   earnings (loss) per share        $  (1.23)   $    .64    $   (.88)   $    .56
                                    ========    ========    ========    ========



 Weighted average shares
   outstanding:
        Primary                        3,181       3,210       3,178       3,217
        Fully diluted                  3,186       3,212       3,186       3,219





             See Notes to the Consolidated Financial Statements.

                            MERCHANTS GROUP, INC.

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                               (in thousands)


                                                              Six Months
                                                             Ended June 30,
                                                        -----------------------
                                                          1995           1996
                                                          ----           ----

Common stock, beginning and end                         $     32       $     32
                                                        --------       --------

Additional paid in capital:
   Beginning of period                                    34,678         35,302
   Exercise of common stock options                         --                9
                                                        --------       --------
   End of period                                          34,678         35,311
                                                        --------       --------

Treasury stock:
   Beginning of period                                      --             --
   Change during period                                     --             (441)
                                                        --------       --------
   End of period                                            --             (441)
                                                        --------       --------

Unrealized investment losses,
   net of tax:
   Beginning of period                                    (6,878)          (357)
   Change during the period                                4,436         (1,605)
                                                        --------       --------
   End of period                                          (2,442)        (1,962)
                                                        --------       --------

Accumulated earnings:
   Beginning of period                                    39,447         34,993
   Net income (loss)                                      (2,805)         1,804
   Cash dividend on common stock                            (316)          (321)
                                                        --------       --------
   End of period                                          36,326         36,476
                                                        --------       --------

       Total stockholders' equity                       $ 68,594       $ 69,416
                                                        ========       ========






             See Notes to the Consolidated Financial Statements.

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                INCREASE IN CASH

                                 (in thousands)


                                                              Six Months
                                                             Ended June 30,
                                                        -----------------------
                                                           1995           1996
                                                           ----           ----
Cash flows from operations:
   Collection of premiums                               $ 44,421       $ 44,973
   Payment of losses and loss
       adjustment expenses                               (33,428)       (33,731)
   Payment of other underwriting
       expenses                                          (16,047)       (17,163)
   Investment income received                              5,402          5,716
   Investment expenses paid                                  (63)          (119)
   Income taxes paid (recovered)                            (345)           510
   Other cash receipts                                        49             58
                                                        --------       --------
       Net cash provided by
          (used in) operations                               (11)           244
                                                        --------       --------

Cash flows from investing activities:
   Proceeds from fixed maturities
       sold or matured                                     6,947         28,965
   Purchase of fixed maturities                           (7,854)       (26,407)
   Net (increase) decrease in other
       long-term investments                                  12           (688)
   Net (increase) decrease in
       short-term investments                              1,300         (9,951)
   Purchase of equipment, net                                (43)          (201)
                                                        --------       --------
       Net cash provided by (used in)
          investing activities                               362         (8,282)
                                                        --------       --------

Cash flows from financing activities:
   Cash borrowed to purchase securities                     --            8,786
   Purchase of treasury stock                               --             (441)
   Exercise of common stock options                         --                9
   Cash dividend on common stock                            (316)          (321)
                                                        --------       --------
       Net cash provided by (used in)
          financing activities                              (316)         8,033
                                                        --------       --------

       Increase (decrease) in cash                            35             (5)

Cash:

   Beginning of period                                        18             39
                                                        --------       --------
   End of period                                        $     53       $     34
                                                        ========       ========



             See Notes to the Consolidated Financial Statements.

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                 RECONCILIATION OF NET INCOME (LOSS) TO NET CASH

                             PROVIDED BY OPERATIONS

                                 (in thousands)


                                                               Six Months
                                                              Ended June 30,
                                                         ----------------------
                                                           1995           1996
                                                           ----           ----
Net income (loss)                                        $(2,805)       $ 1,804

Adjustments:
   Depreciation and amortization                              71            (27)
   Realized investment (gains) losses                        832           (942)

(Increase) decrease in assets:
   Interest due and accrued                                  250            115
   Premiums receivable                                    (2,344)        (1,606)
   Deferred policy acquisition costs                      (1,042)            55
   Ceded reinsurance balances receivable                   2,889           (712)
   Prepaid reinsurance premiums                             (394)           (24)
   Deferred federal income tax benefit                      (651)           114
   Federal income taxes receivable                           --             915
   Receivable from affiliate                              (1,752)        (1,029)
   Other assets                                           (3,400)          (140)

Increase (decrease) in liabilities:
   Reserve for losses and loss
       adjustment expenses                                 2,475          3,522
   Unearned premiums                                       4,289           (184)
   Other liabilities                                       1,968         (1,617)
   Payable to affiliate                                     (397)           --
                                                         -------        -------

       Net cash provided by operations                   $   (11)       $   244
                                                         =======        =======







             See Notes to the Consolidated Financial Statements.

                            MERCHANTS GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation and Basis of Presentation
   -----------------------------------------------------

        The consolidated balance sheet as of June 30, 1996 and the related consolidated statement of income, of changes in stockholders' equity and of cash flows for the six months ended June 30, 1995 and 1996 are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of financial position and results of operations. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

2. Related Party Transactions

        The Company and MNH do not have any paid employees. Under a management agreement, Merchants Mutual Insurance Company ("Mutual") which owns 8.0% of the Company's common stock at June 30, 1996, provides the Company and MNH with the facilities, management and personnel required to manage their day-to-day business. All underwriting, administrative, claims and investment expenses incurred on behalf of Mutual and MNH are shared on an allocated cost basis, determined as follows: for underwriting and administrative expenses, the respective share of total direct premiums written for Mutual and MNH serves as the basis of allocation; for claims expenses, the average number of outstanding claims is used; investment expenses are shared based on each company's share of total invested assets.

3. Earnings Per Share

        Primary and fully diluted earnings (loss) per share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period, increased by the assumed exercise of 48,458 and 74,352 shares of common stock options in 1996 and 1995, respectively, which would have resulted in 11,954 and 27,372 additional primary shares outstanding, respectively, assuming the proceeds to the Company from exercise were used to purchase shares of the Company's common stock, at its market value per share as of June 30, 1996.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations for the Six Months Ended June 30, 1996
- ------------------------------------------------------------
As Compared to the Six Months Ended June 30, 1995
- -------------------------------------------------

        Total revenues increased by 8% from $50,430,000 for the six months ended June 30, 1995 to $54,480,000 for the six months ended June 30, 1996.

        Net premiums earned increased $1,771,000, or 4% from $46,102,000 in the six months ended June 30, 1995 to $47,873,000 in the six months ended June 30, 1996. The increase in net premiums earned resulted from a higher contribution to 1996 earnings from unearned premiums at December 31, 1995 compared to the contribution to 1995 earnings from unearned premiums at December 31, 1994.

        Net premiums written decreased by 5% from $49,997,000 for the six months ended June 30, 1995 to $47,665,000 for the six months ended June 30, 1996, primarily as a result of a $2,124,000 decrease in written premiums assumed from Mutual under the quota share reinsurance agreement between MNH and Mutual. In December 1995, Mutual informed MNH that it was not terminating the agreement, but was exercising its right under the agreement to eliminate all cessions of its voluntary direct written premiums to MNH for calendar year 1996, while retaining the right to resume such cessions, up to the 10% level, for subsequent years. As a result, MNH assumed no written premiums from Mutual during the six months ended June 30, 1996.

        Direct premiums written increased 3% from $48,637,000 for the six months ended June 30, 1995 to $50,152,000 for the six months ended June 30, 1996.

       Voluntary personal lines direct premiums written increased by 8% from $16,502,000 in the six months ended June 30, 1995 to $17,862,000 in the six months ended June 30, 1996, due to a 7% increase in private passenger a utomobile ("PPA") direct premiums written and a 16% increase in homeowners direct premiums written.

       The growth in PPA direct premiums written was primarily the result of a 2% increase in policies in force and a 5% increase in average premium per policy compared to the prior year. The growth in homeowners policies direct premiums written primarily resulted from a 3% increase in policies in force and a 10% increase in average premium per policy compared to the prior year.

        Voluntary commercial lines direct premiums written decreased by 3% from $28,828,000 in the six months ended June 30, 1995 to $28,097,000 in the six months ended June 30, 1996. This decrease resulted primarily from a 10% decrease in commercial lines policies in force, which was partially offset by an increase in average premium per policy. Policies in force at June 30, 1996 declined from June 30, 1995 in each of the MNH's commercial lines of business.

        Involuntary direct premiums written, primarily involuntary PPA insurance, which comprised 7% and 8% of total direct premiums written during the six months ended June 30, 1995 and 1996 respectively, increased by 27% from $3,307,000 in the six months ended June 30, 1995 to $4,193,000 in the six months ended June 30, 1996. This increase resulted primarily from additional policy premiums related to an increase in the legally required minimum automobile policy limits in New York State, which became effective January 1, 1996.

        Net investment income increased by 10% from $5,111,000 for the six months ended June 30, 1995 to $5,607,000 for the six months ended June 30, 1996. Average invested assets during the six months ended June 30, 1996 increased 10% compared to the six months ended June 30, 1995. On a taxable equivalent basis using statutory tax rates, net investment income increased 7%. The percentage increase in net investment income on a taxable equivalent basis was lower than the percentage increase in net investment income, due to a reduction in the percentage of invested assets allocated to tax exempt investments compared to the prior period.

        During the six months ended June 30, 1996 the Company sold its investment in Signet Group PLC ("Signet") cumulative auction rate preference shares and recognized a realized gain of $900,000 before taxes. These shares had been included in other long-term investments and were carried at fair value. During the six months ended June 30, 1995, the Company recorded an $840,000 unrealized loss on its investment in Signet, which was included as a component of realized investment gains and losses in the Company's consolidated statement of income. In addition to the realized gain related to its investment in Signet, the Company also realized $42,000 of pre-tax gains on the sale of other investments which were sold during the six months ended June 30, 1996. There were no material realized gains or losses from the sale of investments in the six months ended June 30, 1995.

        Other revenues of $58,000 for the six months ended June 30, 1996 were substantially unchanged from $49,000 for the six months ended June 30, 1995.

        Net losses and loss adjustment expenses ("LAE") decreased by 8% from $39,359,000 in the six months ended June 30, 1995, to $36,392,000 in the six months ended June 30, 1996. The loss and LAE ratio decreased from 85.4% in the six months ended June 30, 1995 to 76.0% in the six months ended June 30, 1996.

        Losses and LAE in the six months ended June 30, 1996 included $2,200,000 of losses related to unusually severe winter weather that affected the northeastern United States during the first quarter of 1996. These higher than normal weather related losses increased the loss and LAE ratio in the six months ended June 30, 1996 by 4.6 percentage points.

        During the second quarter of 1995, the Company increased its reserve for losses and LAE related to prior accident years by $6,750,000 which added
14.6 percentage points to the loss and LAE ratio.

        The ratio of the amortization of deferred policy acquisition costs and other underwriting expenses to net premiums earned decreased from 37.8% for the six months ended June 30, 1995 to 32.9% for the six months ended June 30, 1996. Other underwriting expenses for the six months ended June 30, 1995 included approximately $1,100,000 associated with the resignation of the Company's former chief executive officer, which amount represents the Company's portion of the payment required in accordance with the management agreement with Mutual.

        Commissions, premium taxes and other state assessments that vary directly with the Company's premium volume represented 22.0% of net premiums earned in the six months ended June 30, 1996 compared to 21.1% of net premiums earned in the six months ended June 30, 1995.

        The Company's effective federal income tax rate on operating income for the six months ended June 30, 1996 was 22.3%. Tax-exempt bond income reduced the Company's effective tax rate by 12 percentage points for the six months ended June 30, 1996. During the six months ended June 30, 1995, the Company recorded an income tax benefit which resulted from its pre-tax loss. The effective federal income tax rate used to derive this benefit was based upon the Company's estimate of its effective federal rate for all of 1995 at June 30, 1995. The benefit recorded was larger than the statutory federal income tax rate due to tax exempt income.

Results of Operations for the Three Months Ended June 30,
- ---------------------------------------------------------
1996 As Compared to the Three Months Ended June 30, 1995
- --------------------------------------------------------


        Net premiums earned increased by 4% from $23,392,000 for the three months ended June 30, 1995 to $24,432,000 for the three months ended June 30, 1996. This increase in net premiums earned resulted from a higher contribution to 1996 earnings from unearned premiums at December 31, 1995 compared to the contribution to 1995 earnings from unearned premiums at December 31, 1994.

        Net premiums written decreased by 4% from $27,350,000 for the three months ended June 30, 1995 to $26,209,000 for the three months ended June 30, 1996 primarily due to Mutual's elimination of all cessions of its voluntary direct written premiums to MNH for calendar year 1996 under the quota share reinsurance agreement between MNH and Mutual.

        Net investment income increased by 8% from $2,588,000 for the three months ended June 30, 1995 to $2,807,000 for the three months ended June 30, 1996 due to a 9% increase in average invested assets. On a taxable equivalent basis using statutory tax rates, net investment income increased by 6%.

        The loss and LAE ratio decreased 28.6 percentage points from 100.5% for the three months ended June 30, 1995 to 71.9% for the three months ended June 30, 1996. Losses and LAE in the three months ended June 30, 1995 included the $6,750,000 increase in reserves for prior year losses and LAE. Excluding the effect of this increase in reserves for prior years recorded in the six months ended June 30, 1995, the loss and LAE ratio increased by .2 percentage points.

        The ratio of the amortization of deferred policy acquisition costs and other underwriting expenses to net premiums earned decreased from 39.8% for the three months ended June 30, 1995 to 32.3% for the three months ended June 30, 1996. Other underwriting expenses for the three months ended June 30, 1995 included the $1,100,000 associated with the resignation of the Company's former chief executive officer.

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

        Net cash provided by operations increased by $255,000 from an $11,000 use of cash in the six months ended June 30, 1995 to a $244,000 source of cash in the six months ended June 30, 1996.

        Net cash used in investing activities increased by $8,644,000 from a $362,000 source of cash in the six months ended June 30, 1995 to a $8,282,000 use of cash in the six months ended June 30, 1996. This increase in net cash used in investing activities resulted primarily from a $11,251,000 increase in net cash used to purchase short-term investments.

        Net cash provided by financing activities increased $8,349,000 from a $316,000 use of cash in the six months ended June 30, 1995 to an $8,033,000 source of cash in the six months ended June 30, 1996. This increase was primarily due to an $8,786,000 increase in funds borrowed to purchase securities.

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

        The Company generally designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as a component of stockholders' equity. At December 31, 1995, the Company had recorded $357,000 of unrealized losses, net of tax, associated with its fixed maturity investments. During the six months ended June 30, 1996 the Company recorded a $1,605,000 increase in unrealized losses, net of tax. The increase in unrealized losses primarily resulted from a rise in long-term interest rates during the period.

        At June 30, 1996, the Company's bond portfolio represented 89.7% of invested assets. Management believes that this level of bond holdings will not adversely affect the Company's liquidity because it expects that cash receipts from net premiums written and investment income will be sufficient to enable the Company to satisfy its cash obligations in 1996. Furthermore, a substantial portion of the Company's bond portfolio is invested in mortgage-backed and other asset-backed securities, which, in addition to interest income, provide monthly paydowns of bond principal.

        At June 30, 1996 $99,799,000, or 50.2%, of the Company's investment portfolio was invested in mortgage-backed and other asset backed securities, primarily planned amortization class ("PAC") and sequential pay collateralized mortgage obligations ("CMO's"). A PAC-CMO has an amortization schedule that is protected against prepayment risk under a wide range of interest rate scenarios and is therefore less susceptible to prepayment risk than other mortgage backed securities. The Company has not invested in the more volatile types of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company's CMO investments have an active secondary market and their effect on the Company's liquidity does not differ from that of other fixed maturity investments. The Company does not own any other derivative financial instruments such as futures or options.

        At June 30, 1996 $4,180,000, or 2.1%, of the Company's investment portfolio was invested in non-investment grade securities.

        As a holding company, the Company is dependent on cash dividends from MNH to meet its obligations and to pay any cash dividends. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's statutory policyholders' surplus as of the preceding December 31. The maximum amount of dividends that MNH could pay during any twelve month period ending in 1996 without the prior approval of the New Hampshire Insurance Commissioner is $4,661,000. MNH has not paid any dividends to the Company during the six months ended June 30, 1996.

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

        Mutual has on file an application with the New York Insurance Department to convert from a mutual company to a stock corporation under the New York law that permits a mutual insurance company to demutualize. In such a demutualization, a mutual insurance company's policyholders and holders of surplus advances are entitled to receive their equitable share of that company's appraised fair market value in cash or securities or a combination thereof. After the Department has determined Mutual's fair market value based upon an independent appraisal, Mutual will have the right to submit a plan of conversion which will then have to be approved by the Department and Mutual's policyholders. The Company has advised Mutual and the Department of its interest in sponsoring Mutual's demutualization, and Mutual has granted the Company a right of first refusal in that regard. If Mutual decides to proceed with its demutualization, the Company would consider acquiring Mutual if the Company determines that the appraised value is acceptable and it has sufficient capital to fund the acquisition. In the event Mutual decides not to proceed with its demutualization, or it does proceed but the Company is not able to acquire Mutual at a price, on terms or in a time frame acceptable to the Company, the Company may elect to develop its own management structure and might, therefore, terminate the management agreement with Mutual, subject to its required five year notice provision, or request that Mutual and the Department agree to amend the management agreement. Such an amendment might include, but not be limited to, a shortening of the termination period.

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

        Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. The Company has consistently followed a business strategy that would allow MNH to meet this 3 to 1 regulatory guideline. For the first six months of 1996, MNH's ratio of net premiums written to statutory surplus, annualized for a full year, was 2.0 to 1.

                         PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

        On May 8, 1996 the Company held its annual meeting of stockholders. During the meeting, Lawrence P. Castellani and Frank J. Colantuono were re-elected Directors of the Company. Brent D. Baird, Richard E. Garman, Henry
P. Semmelhack and Robert M. Zak are Directors of the Company whose terms of office as Director continue beyond the date of the meeting.

      A summary of stockholder voting with respect to the election of Directors follows:

                         Election         Election
                            of               of
                       L. Castellani    F. Colantouno
                       -------------    -------------

For                        2,494,832       2,498,732
Withheld                      29,485          25,585


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

                                            MERCHANTS GROUP, INC.
                                                (Registrant)

        Date: August 1, 1996                By:/s/ Robert M.  Zak
                                               -----------------------
                                            Robert M. Zak
                                            Chief Operating Officer
                                            (duly authorized officer
                                            of the registrant
                                            and principal financial
                                            officer)