Form 10-Q
period 1996-09-30
MERCHANTS GROUP INC
filed 1996-11-12
CIK 803027

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


For the quarterly period ended September, 30, 1996
                               ------------------------------------------------

                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                              ---------------  ----------------

Commission file number 1-9640
                      ---------------------------------------------------------

                              MERCHANTS GROUP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                       16-1280763
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

250 Main Street, Buffalo, New York                           14202
----------------------------------------              -------------------
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

                            x   Yes         No
                           ----        ----

     As of October 25, 1996, 3,136,069 shares of Common Stock, $.01 par value per share, were outstanding.

                     PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (in thousands)

                                                December 31, September 30,
                       Assets                      1995          1996
                       ------                    ----------  -------------
Investments:
    Fixed maturities:
        Held to maturity at amortized cost
           (fair value $20,348 in 1995 and
           $19,390 in 1996)                      $ 19,477      $ 19,521
        Available for sale at fair value
           (amortized cost $163,249 in 1995
           and $161,525 in 1996)                  163,778       159,298
    Other long-term investments at
        fair value (amortized cost
        $6,053 in 1995 and $7,158 in 1996)          4,493         7,158
    Short-term investments                          4,470        16,463
                                                 --------      --------

                  Total investments               192,218       202,440

Cash                                                   39           255

Interest due and accrued                            1,886         1,596

Premiums receivable, net of allow-
    ance for doubtful accounts of
    $416 in 1995 and $576 in 1996                  20,360        20,733

Deferred policy acquisition costs                  12,165        12,292

Ceded reinsurance balances receivable               7,014         8,299

Prepaid reinsurance premiums                        2,866         2,865

Receivable from affiliate                           1,091         2,817

Federal income taxes receivable                     3,143         3,105

Deferred federal income tax benefit                 5,491         5,440

Other assets                                        6,535         6,844
                                                 --------      --------

                  Total assets                   $252,808      $266,686
                                                 ========      ========



                  See Notes to the Consolidated Financial Statements.

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                       (in thousands except share amounts)

                                                  December 31,    September 30,
                                                      1995            1996
                                                  ------------    -------------
      Liabilities and Stockholders' Equity
      ------------------------------------

Liabilities:
    Reserve for losses and loss
        adjustment expenses                         $ 119,722       $ 126,265
    Unearned premiums                                  48,773          49,249
    Payable for securities                               --             8,946
    Other liabilities                                  14,343          13,170
                                                    ---------       ---------
                  Total liabilities                   182,838         197,630
                                                    ---------       ---------
Stockholders' equity:
    Common stock, issued and outstanding
        3,213,894 shares at December 31,
        1995 and 3,137,269 shares at
        September 30, 1996                                 32              32
    Additional paid in capital                         35,302          35,340
    Treasury stock, 80,000 shares at
        September 30, 1996                               --            (1,475)
    Unrealized investment losses,
        net of tax                                       (357)         (1,469)
    Accumulated earnings                               34,993          36,628
                                                    ---------       ---------

                  Total stockholders' equity           69,970          69,056
                                                    ---------       ---------

    Commitments and contingent liabilities               --              --

                  Total liabilities and stock-
                      holders' equity               $ 252,808       $ 266,686
                                                    =========       =========




               See Notes to the Consolidated Financial Statements.

                              MERCHANTS GROUP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                    (in thousands except per share amounts)

                                          Three Months                  Nine Months
                                       Ended September 30,          Ended September 30,
                                      ----------------------      ----------------------
                                        1995          1996          1995          1996
                                      --------       -------      --------       -------
Revenues:
     Net premiums earned              $ 24,432       $23,924      $ 70,534       $71,797
     Net investment income               2,559         2,921         7,670         8,528
     Net realized investment
        gains (losses)                    --              58          (832)        1,000
     Other revenues                         50           144            99           202
                                      --------       -------      --------       -------
              Total revenues            27,041        27,047        77,471        81,527
                                      --------       -------      --------       -------
Expenses:
     Net losses and loss
        adjustment expenses             21,339        18,420        60,698        54,812
     Amortization of deferred
        policy acquisition costs         6,563         6,340        19,126        19,026
     Other underwriting expenses         1,337         2,048         6,219         5,127
                                      --------       -------      --------       -------
              Total expenses            29,239        26,808        86,043        78,965
                                      --------       -------      --------       -------
 Income (loss) before
     income taxes                       (2,198)          239        (8,572)        2,562

 Provision (benefit) for
  income taxes                            (202)           42        (3,771)          448
                                      --------       -------      --------       -------
              Net income (loss)       $ (1,996)      $   197      $ (4,801)      $ 2,114
                                      ========       =======      ========       =======

Primary and fully diluted
     earnings (loss) per share        $   (.62)      $   .06      $  (1.49)      $   .66
                                      ========       =======      ========       =======

Weighted average shares
     outstanding:
        Primary                          3,219         3,182         3,218         3,207
        Fully diluted                    3,220         3,182         3,220         3,208


               See Notes to the Consolidated Financial Statements.

                              MERCHANTS GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (in thousands)

                                                     Nine Months
                                                  Ended September 30,
                                                 1995           1996
                                               --------       --------
Common stock, beginning and end                $     32       $     32
                                               --------       --------
Additional paid in capital:
    Beginning of period                          34,678         35,302
    Exercise of common stock options                606             38
                                               --------       --------
    End of period                                35,284         35,340
                                               --------       --------
Treasury stock:
    Beginning of period                            --             --
    Change during period                           --           (1,475)
                                               --------       --------
    End of period                                  --           (1,475)
                                               --------       --------
Unrealized investment losses, net of tax:
    Beginning of period                          (6,878)          (357)
    Change during the period                      4,831         (1,112)
                                               --------       --------
    End of period                                (2,047)        (1,469)
                                               --------       --------
Accumulated earnings:
    Beginning of period                          39,447         34,993
    Net income (loss)                            (4,801)         2,114
    Cash dividend on common stock                  (474)          (479)
                                               --------       --------
    End of period                                34,172         36,628
                                               --------       --------
        Total stockholders' equity             $ 67,441       $ 69,056
                                               ========       ========








               See Notes to the Consolidated Financial Statements.

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                INCREASE IN CASH

                                 (in thousands)

                                                    Nine Months
                                                Ended September 30,
                                                -------------------
                                                1995           1996
                                                ----           ----
Cash flows from operations:
    Collection of premiums                    $ 70,948       $ 70,183
    Payment of losses and loss
        adjustment expenses                    (47,146)       (49,737)
    Payment of other underwriting
        expenses                               (25,494)       (25,174)
    Investment income received                   7,927          8,845
    Investment expenses paid                       (94)          (180)
    Income taxes (paid) recovered                 (344)           213
    Other cash receipts                             99            202
                                              --------       --------
        Net cash provided by operations          5,896          4,352
                                              --------       --------

Cash flows from investing activities:
    Proceeds from fixed maturities
        sold or matured                         10,157         52,758
    Purchase of fixed maturities               (13,604)       (49,815)
    Net (increase) decrease in other
        long-term investments                       13         (1,703)
    Net increase in short-term
        investments                             (1,985)       (11,993)
    Purchase of equipment, net                     (61)          (413)
                                              --------       --------
        Net cash used in investing
           activities                           (5,480)       (11,166)
                                              --------       --------

Cash flows from financing activities:
    Cash borrowed to purchase securities          --            8,946
    Purchase of treasury stock                    --           (1,475)
    Exercise of common stock options               606             38
    Cash dividend on common stock                 (474)          (479)
                                              --------       --------
        Net cash provided by
           financing activities                    132          7,030
                                              --------       --------
        Increase in cash                           548            216

Cash:
    Beginning of period                             18             39
                                              --------       --------
    End of period                             $    566       $    255
                                              ========       ========




               See Notes to the Consolidated Financial Statements.

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                 RECONCILIATION OF NET INCOME (LOSS) TO NET CASH

                             PROVIDED BY OPERATIONS

                                 (in thousands)

                                                     Nine Months
                                                 Ended September 30,
                                                 -------------------
                                                 1995           1996
                                                 ----           ----
Net income (loss)                              $ (4,801)      $ 2,114

Adjustments:
    Depreciation and amortization                    88             2
    Realized investment (gains) losses              832        (1,000)

(Increase) decrease in assets:
    Interest due and accrued                        215           290
    Premiums receivable                          (2,579)         (373)
    Deferred policy acquisition costs            (1,228)         (127)
    Ceded reinsurance balances receivable          (931)       (1,285)
    Prepaid reinsurance premiums                   (437)            1
    Deferred federal income tax benefit            (855)          624
    Federal income taxes receivable              (3,260)           38
    Receivable from affiliate                      (890)       (1,726)
    Other assets                                    (57)          (52)

Increase (decrease) in liabilities:
    Reserve for losses and loss
        adjustment expenses                      14,214         6,543
    Unearned premiums                             5,024           476
    Other liabilities                               958        (1,173)
    Payable to affiliate                           (397)         --
                                               --------       -------
        Net cash provided by operations        $  5,896       $ 4,352
                                               ========       =======






             See Notes to the Consolidated Financial Statements.

                              MERCHANTS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation and Basis of Presentation
   -----------------------------------------------------

   The consolidated balance sheet as of September 30, 1996 and the related consolidated statement of income, of changes in stockholders' equity and of cash flows for the nine months ended September 30, 1995 and 1996 are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of financial position and results of operations. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

2. Related Party Transactions
   --------------------------

   The Company and MNH do not have any paid employees. Under a management agreement, Merchants Mutual Insurance Company ("Mutual") which owns 8.1% of the Company's common stock at September 30, 1996, provides the Company and MNH with the facilities, management and personnel required to manage their day-to-day business. All underwriting, administrative, claims and investment expenses incurred on behalf of Mutual and MNH are shared on an allocated cost basis, determined as follows: for underwriting and administrative expenses, the respective share of total direct premiums written for Mutual and MNH serves as the basis of allocation; for claims expenses, the average number of outstanding claims is used; investment expenses are shared based on each company's share of total invested assets.

3. Earnings Per Share
   ------------------

   Primary and fully diluted earnings (loss) per share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period, increased by the assumed exercise of 45,708 and 23,021 shares of common stock options in 1996 and 1995, respectively, which would have resulted in 9,785 and 6,499 additional primary shares outstanding, respectively, assuming the proceeds to the Company from exercise were used to purchase shares of the Company's common stock, at its market value per share as of September 30, 1996.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations for the Nine Months Ended September 30, 1996 As Compared
------------------------------------------------------------------------------
to the Nine Months Ended September 30, 1995
-------------------------------------------

   Total revenues increased 5% from $77,471,000 for the nine months ended September 30, 1995 to $81,527,000 for the nine months ended September 30, 1996.

   Net premiums earned increased $1,263,000, or 2% from $70,534,000 in the nine months ended September 30, 1995 to $71,797,000 in the nine months ended September 30, 1996. The increase in net premiums earned resulted primarily from a higher contribution to 1996 earnings from unearned premiums at December 31, 1995 compared to the contribution to 1995 earnings from unearned premiums at December 31, 1994.

   Net premiums written decreased by 4% from $75,121,000 for the nine months ended September 30, 1995 to $72,273,000 for the nine months ended September 30, 1996, as a result of a $3,182,000 decrease in written premiums assumed from Mutual under the quota share reinsurance agreement between MNH and Mutual. In December 1995, Mutual informed MNH that it was not terminating the agreement, but was exercising its right under the agreement to eliminate all cessions of its voluntary direct written premiums to MNH for calendar year 1996, while retaining the right to resume such cessions, up to the 10% level, for subsequent years. As a result, MNH assumed no written premiums from Mutual during the nine months ended September 30, 1996.

   The decrease in written premiums assumed from Mutual was somewhat offset by a 2% increase in direct premiums written from $73,795,000 for the nine months ended September 30, 1995 to $75,207,000 for the nine months ended September
30, 1996.

   Voluntary personal lines direct premiums written increased by 8% from $25,987,000 in the nine months ended September 30, 1995 to $27,995,000 in the nine months ended September 30, 1996, due to a 6% increase in private passenger automobile ("PPA") direct premiums written and a 14% increase in homeowners direct premiums written.

   The growth in PPA direct premiums written was primarily the result of a 2% increase in policies in force and a 3% increase in average premium per policy compared to the prior year. The growth in homeowners policies direct premiums written primarily resulted from a 4% increase in policies in force and an 8% increase in average premium per policy compared to the prior year.

   Voluntary commercial lines direct premiums written decreased by 3% from $42,526,000 in the nine months ended September 30, 1995 to $41,143,000 in the nine months ended September 30, 1996. This decrease resulted primarily from a 16% decrease in commercial lines policies in force, which was partially offset by a 14% increase in average premium per policy. Beginning in 1995 and continuing in 1996, the Company has increased its mandatory deductibles and its minimum premium level on certain of its commercial lines of business, primarily its businessowners and multi-peril lines. These actions were designed to eliminate certain small premium policies which were generally unprofitable and significantly contributed to the decrease in commercial lines policies in force and the increase in average premium per policy. Policies in force at September 30, 1996 declined from December 31, 1995 in each of the MNH's commercial lines of business.

   Involuntary direct premiums written, primarily involuntary PPA insurance, which comprised 7% and 8% of total direct premiums written during the nine months ended September 30, 1995 and 1996 respectively, increased by 15% from $5,282,000 in the nine months ended September 30, 1995 to $6,069,000 in the nine months ended September 30, 1996. This increase resulted primarily from additional policy premiums related to an increase in the legally required minimum automobile policy limits in New York State, which became effective January 1, 1996.

   Net investment income increased by 11% from $7,670,000 for the nine months ended September 30, 1995 to $8,528,000 for the nine months ended September 30, 1996. Average invested assets during the nine months ended September 30, 1996 increased 8% compared to the nine months ended September 30, 1995. The average portfolio yield increased 3% compared to the year earlier period. On a taxable equivalent basis using statutory tax rates, net investment income increased 8%. The percentage increase in net investment income on a taxable equivalent basis was lower than the percentage increase in net investment income due to a reduction in the percentage of invested assets allocated to tax-advantaged investments compared to the prior period.

   During the nine months ended September 30, 1996 the Company sold its investment in Signet Group PLC ("Signet") cumulative auction rate preference shares and recognized a realized gain of $900,000 before taxes. These shares had been included in other long-term investments and were carried at fair value. During the nine months ended September 30, 1995, the Company recorded an $840,000 unrealized loss on its investment in Signet, which was included as a component of realized investment gains and losses in the Company's consolidated statement of income. In addition to the realized gain related to its investment in Signet, the Company also realized $100,000 of net pre-tax gains on the sale of other investments during the nine months ended September 30, 1996. There were no material realized gains or losses from the sale of investments in the nine months ended September 30, 1995.

   Other revenues increased 104% from $99,000 for the nine months ended September 30, 1995 to $202,000 for the nine months ended September 30, 1996.

   Net losses and loss adjustment expenses ("LAE") decreased by 10% from $60,698,000 in the nine months ended September 30, 1995, to $54,812,000 in the nine months ended September 30, 1996. The loss and LAE ratio decreased from 86.1% in the nine months ended September 30, 1995 to 76.3% in the nine months ended September 30, 1996.

   During the third quarter of 1996 the Company increased its reserve for losses and LAE related to workers compensation policies written in 1991 through 1994 by approximately $1,500,000. This increase in the reserve for prior year losses and LAE added 2.1 percentage points to the loss and LAE ratio for the nine months ended September 30, 1996.

   Losses and LAE in the nine months ended September 30, 1996 also include $2,200,000 of losses related to unusually severe winter weather that affected the northeastern United States during the first quarter of 1996. These higher than normal weather related losses increased the loss and LAE ratio in the nine months ended September 30, 1996 by 3.1 percentage points.

   During the nine months ended September 30, 1995, the Company increased its reserve for losses and LAE related to prior accident years by $12,550,000 which added 17.8 percentage points to the loss and LAE ratio.

   The ratio of the amortization of deferred policy acquisition costs and other underwriting expenses to net premiums earned decreased from 35.9% for the nine months ended September 30, 1995 to 33.6% for the nine months ended September 30, 1996. Other underwriting expenses for the nine months ended September 30, 1995 included approximately $1,100,000 associated with the resignation of the Company's former chief executive officer, which amount represents the Company's portion of the payment required in accordance with the management agreement with Mutual.

   Commissions, premium taxes and other state assessments that vary directly with the Company's premium volume represented 20.8% of net premiums earned in the nine months ended September 30, 1996 compared to 20.3% of net premiums earned in the nine months ended September 30, 1995.

   The Company's effective federal income tax rate on operating income for the nine months ended September 30, 1996 was 21.5%. Tax-advantaged bond income reduced the Company's effective tax rate by 14.1 percentage points for the nine months ended September 30, 1996. During the nine months ended September 30, 1995, the Company recorded an income tax benefit which resulted from its pre-tax loss. The effective federal income tax rate used to derive this benefit was based upon the Company's estimate at September 30, 1995 of its effective federal rate for all of 1995. The benefit recorded was larger than the statutory federal income tax rate due to tax exempt income.

Results of Operations for the Three Months Ended
-------------------------------------------------
September 30, 1996 As Compared to the Three Months Ended September 30, 1995
---------------------------------------------------------------------------

   Net premiums earned decreased by 2% from $24,432,000 for the three months ended September 30, 1995 to $23,924,000 for the three months ended September 30, 1996. This decrease in net premiums earned resulted primarily from a $1,057,000 reduction in premiums earned assumed from Mutual under the quota share reinsurance agreement between Mutual and MNH.

   Net premiums written decreased by 2% from $25,124,000 for the three months ended September 30, 1995 to $24,608,000 for the three months ended September 30, 1996 primarily due to Mutual's elimination of all cessions of its voluntary direct written premiums to MNH for calendar year 1996 under the quota share reinsurance agreement between MNH and Mutual.

   Net investment income increased by 14% from $2,559,000 for the three months ended September 30, 1995 to $2,921,000 for the three months ended September 30, 1996 due to a 7% increase in average invested assets and a 6% increase in portfolio yield. On a taxable equivalent basis using statutory tax rates, net investment income increased by 10%.

   The loss and LAE ratio decreased 10.3 percentage points from 87.3% for the three months ended September 30, 1995 to 77.0% for the three months ended September 30, 1996. Losses and LAE in the three months ended September 30, 1996 included an increase in the reserve for losses and LAE incurred in 1991 through 1994 in the workers compensation line of business of approximately $1,500,000. Losses and LAE in the three months ended September 30, 1995 included a $5,800,000 increase in reserves for prior year losses and LAE.

   The ratio of the amortization of deferred policy acquisition costs and other underwriting expenses to net premiums earned increased from 32.3% for the three months ended September 30, 1995 to 35.1% for the three months ended September 30, 1996. Commissions related to the Company's estimated payments under a profit sharing agreement with its agents, New York franchise taxes and salaries, accounted for 1.1, 1.0 and .5 percentage points respectively, of this increase.

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

   Net cash provided by operations decreased by $1,544,000 from $5,896,000 in the nine months ended September 30, 1995 to a $4,352,000 in the nine months ended September 30, 1996, primarily due to a $2,591,000 increase in payments of loss and loss adjustment expenses.

   Net cash used in investing activities increased by $5,685,000 from $5,480,000 in the nine months ended September 30, 1995 to $11,165,000 in the nine months ended September 30, 1996. This increase in net cash used in investing activities resulted primarily from a $10,008,000 increase in net cash used to purchase short-term investments.

   Net cash provided by financing activities increased $6,897,000 from $132,000 in the nine months ended September 30, 1995 to $7,029,000 in the nine months ended September 30, 1996. This increase was primarily due to an $8,946,000 increase in funds borrowed to purchase securities.

   The Company has several objectives with respect to its investment portfolio, which include maximizing after-tax total return while protecting policyholders' surplus, maintaining flexibility and liquidity, and maintaining a reasonable duration link between assets and liabilities. Like other property and casualty insurers, the Company relies on premiums as a major source of cash, and therefore liquidity. Cash flows from the Company's investment portfolio, either in the form of interest or principal payments, are an additional source of liquidity. Because the duration of the Company's investment portfolio and liabilities are correlated, substantial increases or decreases in market interest rates are not expected to have a material effect on the Company's liquidity, or its results of operations.

   The Company generally designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as a component of stockholders' equity. At December 31, 1995, the Company had recorded $357,000 of unrealized losses, net of tax, associated with its fixed maturity investments. During the nine months ended September 30, 1996 the Company recorded a $1,112,000 increase in unrealized losses, net of tax.

   At September 30, 1996, the Company's bond portfolio represented 88.3% of invested assets. Management believes that this level of bond holdings will not adversely affect the Company's liquidity because it expects that cash receipts from net premiums written and investment income will be sufficient to enable the Company to satisfy its cash obligations in 1996. Furthermore, a substantial portion of the Company's bond portfolio is invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide monthly paydowns of bond principal.

   At September 30, 1996, $105,618,000, or 52.2%, of the Company's investment portfolio was invested in mortgage- backed and other asset backed securities, including planned amortization class ("PAC") and sequential pay collateralized mortgage obligations ("CMO's"). A PAC-CMO has an amortization schedule that is protected against prepayment risk under a wide range of interest rate scenarios and is therefore less susceptible to prepayment risk than other mortgage backed securities. The Company has not invested in the more volatile types of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company's CMO investments have an active secondary market and their effect on the Company's liquidity does not differ from that of other fixed maturity investments. The Company does not own any other derivative financial instruments such as futures or options.

   At September 30, 1996 $3,325,000, or 1.6%, of the Company's investment portfolio was invested in non-investment grade securities.

   As a holding company, the Company is dependent on cash dividends from MNH to meet its obligations and to pay any cash dividends. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's statutory policyholders' surplus as of the preceding December 31. The maximum amount of dividends that

MNH could pay during any twelve month period ending in 1996 without the prior approval of the New Hampshire Insurance Commissioner is $4,661,000. MNH has not paid any dividends to the Company during the nine months ended September 30, 1996.

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

   Mutual had filed an application in November 1994 with the New York Insurance Department (the "Department") to convert from a mutual to a stock company, and the Company had advised Mutual and the Department of its interest in sponsoring Mutual's demutualization pursuant to a right of first refusal which Mutual had previously granted to the Company. On September 6, 1996, Mutual advised the Company that because of the significant improvement in Mutual's financial condition, Mutual had withdrawn its demutualization application with the Department. Since then the Company and Mutual have discussed possible alternatives to Mutual's demutualization, including a pooling of their insurance operations and modifications to the management agreement. State insurance department approvals would be required depending on what alternatives, if any, were agreed to. However, no agreement has been reached on any of these possible alternatives, and, in the absence of the adoption of any such alternatives, Mutual will continue to provide employees, services and facilities for the Company and MNH under the management agreement, subject to any party's right to terminate that agreement on five years' notice.

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

   Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. The Company has consistently followed a business strategy that would allow MNH to meet this 3 to 1 regulatory guideline. For the first nine months of 1996, MNH's ratio of net premiums written to statutory surplus, annualized for a full year, was 2.0 to 1.

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

               *      *      *      *      *      *      *

"Safe Harbor" Statement under the Private Securities
Litigation Reform Act of 1995:

     With the exception of historical information, the matters and statements discussed, made or incorporated by reference in this Quarterly Report on Form 10-Q constitute forward-looking statements and are discussed, made or incorporated by reference, as the case may be, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks and uncertainties include, but are not limited to, those associated with factors affecting the property-casualty insurance industry generally, including price competition, size and frequency of claims, increasing crime rates, escalating damage awards, natural disasters, fluctuations in interest rates and general business conditions; the Company's dependence on investment income; the geographic concentration of the Company's business in the Northeastern United States and in particular in New York, New Hampshire, New Jersey, Rhode Island, Pennsylvania and Massachusetts; the adequacy of the Company's loss reserves; government regulation of the insurance industry; exposure to environmental claims; dependence of the company on its relationship with Mutual; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Commission. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the filing of this report.

                                       SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MERCHANTS GROUP, INC.
                                    (Registrant)

Date: November 12, 1996              By:/s/ Robert M.  Zak
                                        ------------------
                                        Robert M. Zak
                                        Chief Operating Officer
                                        (duly authorized officer
                                        of the registrant
                                        and principal financial
                                        officer)