Form 10-K405
period 1996-12-31
MERCHANTS GROUP INC
filed 1997-03-31
CIK 803027

                                    FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
(Mark One)
[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
                          -----------------
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________ to _______________________

Commission file number 1-9640
                       ------

                              MERCHANTS GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                            16-1280763
--------------------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

250 Main Street, Buffalo, New York                                 14202
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (716) 849-3333
                                                   ---------------

Securities registered pursuant to Section 12(b) of the Act:

                                   Name of each exchange on
Title of each class                which registered
-------------------                ----------------
Common Stock, $.01                 American Stock Exchange, Inc.
par value per share

Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. X Yes     No
                                         ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

     As of March 17, 1997, 2,999,602 shares of common stock were outstanding. The aggregate market value of the common shares held by non-affiliates of Merchants Group, Inc. on March 1, 1997 was $47,797,840.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III.

                              MERCHANTS GROUP, INC.

                           ANNUAL REPORT ON FORM 10-K

                                DECEMBER 31, 1996


         PART I                                               PAGE
         ------                                               ----

ITEM 1.  BUSINESS.                                              3

ITEM 2.  PROPERTIES.                                           24

ITEM 3.  LEGAL PROCEEDINGS.                                    25

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  26


         PART II
         -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED     27
         STOCKHOLDER MATTERS.

ITEM 6.  SELECTED FINANCIAL DATA.                              28

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL     30
         CONDITION AND RESULTS OF OPERATIONS.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.          38

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON      38
         ACCOUNTING AND FINANCIAL DISCLOSURE.


         PART III
         --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.   39

ITEM 11. EXECUTIVE COMPENSATION.                               39

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS       39
         AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.       39


         PART IV
         -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND          40
         REPORTS ON FORM 8-K.

                                     PART I

Item 1.  BUSINESS.

General
-------

     Merchants Group, Inc. (the "Company") was incorporated in August 1986 as a Delaware holding company which, through its wholly owned subsidiary Merchants Insurance Company of New Hampshire, Inc. ("MNH"), offers property and casualty insurance to preferred risk individuals and small to medium size businesses in the northeastern United States.

Administration
--------------

     The Company and MNH operate and manage their business in conjunction with Merchants Mutual Insurance Company ("Mutual"), a New York domiciled mutual property and casualty insurance company, under a management agreement (the "Management Agreement"). The Company and MNH do not have any significant operating assets and have no employees. Under the Management Agreement, Mutual provides the Company and MNH with the facilities, management and personnel required to operate their day-to-day business, including investment management. All costs incurred by Mutual with respect to underwriting expenses are shared pro rata between Mutual and MNH based upon their annual direct premiums written, and unallocated loss adjustment expenses are allocated on the basis of the number of claims outstanding each month that are attributable to each company. All of Mutual's and MNH's investment expenses are shared pro rata based upon the average book value of the invested assets of each company. MNH also pays Mutual an annual management fee of $50,000. The Management Agreement requires that the Company and MNH pay Mutual 110% of Mutual's costs of providing them with non-insurance related services, and that the Company pay Mutual an annual fee of one half of one percent (.5%) of the average book value of the Company's invested assets exclusive of the Company's shares of MNH. Since the inception of the Management Agreement, Mutual has not provided the Company or MNH with any non-insurance related services.

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

Marketing
---------

     The Company markets its products through approximately 660 independent agents, which also represent Mutual. The Company primarily directs its marketing efforts to its independent agents and believes the more closely it works with those agents, the more likely it becomes that the agents will place business with the Company. The Company believes the opportunity for growth exists through further penetration of existing agents' new and renewal business, as well as selective expansion of this group of agents in the future.

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

     The Company services its agents from five Strategic Business Centers and from its home office in Buffalo, New York. The Strategic Business Centers are located in the Company's operating territories and focus primarily on policy sales and underwriting. The manager of a Strategic Business Center appoints new agents, agrees upon annual unit sales and premium objectives with the principal of the agency, and ensures that the principal of the agency communicates these objectives to the agency's sales staff. Strategic Business Center managers and Agency Business Managers, or "ABM's," develop customized business plans for each agent, which identify the opportunities to increase business and the actions required to achieve the objectives agreed to by the agent and the Company.

     In each of its Strategic Business Centers, the Company uses ABM's who are trained underwriters with at least five years of underwriting experience. ABM's meet with an agent's sales staff on a frequent basis to underwrite the Company's renewal policies, as well as to solicit and underwrite policies new to the agent and/or to the Company. ABM's are equipped with electronic technology to provide prompt and efficient pricing and communication and can provide quotes for substantially all lines of business at the agents' offices. The Company believes personal contact between ABM's, who have underwriting authority, and an agent's sales staff provides the Company with a competitive advantage compared to many other property and casualty insurers, whose field representatives have no underwriting authority. By placing its underwriting decision maker in the agent's office, and thereby simplifying the underwriting process, the Company believes it can improve the retention rate on its renewal policies, as well as attract new policies.

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

     In addition to standard commissions paid as a percentage of premiums written, the Company's agents are eligible to participate in the Agents' Profit Sharing Plan, which rewards agents based on premiums written and a two year loss and allocated LAE ratio on business placed by the agent with the Company. Payments under the Agents' Profit Sharing Plan for 1996 totalled $1,505,000 or 1.5% of direct premiums written, and increased participating agents' commissions received from the Company by approximately 26%. The Company believes the terms of its Agents' Profit Sharing Plan encourage its agents to increase the volume of profitable business they place with the Company. In June 1994, the Company instituted an Agent's Stock Option Program for MNH's agents which granted options to purchase 22,500 shares of the Company's common stock to 54 agencies based on their volume and profitability. The Company believes the Agent's Stock Option Program aligns the interests of its agents more closely with the interests of the Company and its stockholders.

     Unlike many of its competitors, the Company pays the same commission rate on policies billed directly to the insured by the Company and on policies billed to the agent and, in turn, re-billed to the insured by the agent. By offering to bill the insured directly for both personal and commercial policies, the Company helps its agents minimize their administrative costs without a reduction in commission income. Approximately 75% of the voluntary premiums written by the Company in 1995 and 1996 were billed directly to policyholders.

     In order to assist its independent agents to compete more effectively with insurance companies that have direct sales forces, and to strengthen its relationship with those agents, the Company is providing advanced automation services, such as download capability, to many of its agents. Download capability, the electronic transmission of policy transactions from a company to an agency database, is a significant step in helping agents and the Company achieve the goal of single-entry, multiple company interface. The benefits to agents are simplified client management, more time available for sales activities, and fewer errors. Currently, the Company is downloading policy transactions to approximately 80 agents for private passenger automobile and homeowners' policies. The Company plans to offer download capability for commercial insurance policies when the property and casualty insurance industry adopts standards for downloading. The Company believes that developing automation capabilities to facilitate the sharing of information with its agents will improve its competitive position compared to other property and casualty insurers that do not have such capabilities.

Insurance Underwriting
----------------------

     The Company is licensed to issue insurance policies in 13 states, primarily in the northeastern United States. In 1996, net premiums written totaled $96,622,000, with 55% of the net premiums written derived from commercial lines of insurance and 45% from personal lines of insurance.

     The following table sets forth the distribution of the Company's direct premiums written by state for the years indicated:

              Years Ended December 31,
              ------------------------
                1994   1995   1996
                ----   ----   ----
New York         65%    64%    64%
New Jersey       11     14     15
New Hampshire    12     11     11
Rhode Island      4      4      3
Pennsylvania      3      3      3
Massachusetts     3      3      3
Other             2      1      1
                ---    ---    ---
  Total         100%   100%   100%
                ===    ===    ===

     The Company is licensed to underwrite most major lines of property and casualty insurance. It issues policies primarily to preferred individuals and small to medium size commercial risks. In general, the Company does not insure risks that involve a high potential of loss or have a long-tail reporting period. The types of risks insured in the Company's lines of business include:

     * Personal automobile - full coverage of family-owned standard performance automobiles, generally requiring drivers with no violations or at-fault accidents in the last three years, and minimal youthful operator exposure.

     * Homeowners' - properties generally with no losses in the last three years that are less than 30 years old and valued between $75,000 and $300,000.

     * Commercial automobile - primarily light and medium use vehicles operating in a limited radius, with complete background information required of all drivers.

     * Commercial multi-peril - properties with medium to high construction quality and low to moderate fire exposure, and occupancies with low to moderate exposure to hazardous materials and processes.

     * General liability - low hazard service, mercantile and light processing businesses, generally with no losses in the last three years and with three years of business experience.

     * Workers' compensation - risks with low loss frequency and severity, low to moderate exposure to hazardous materials and processes, and favorable experience modification factors. Generally, workers' compensation insurance is written in conjunction with other commercial insurance.

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

     Agents of the Company are also agents of Mutual, which generally sells the same lines of insurance as the Company to standard risk individuals and businesses. Applicants that meet the Company's preferred risk criteria are issued policies by the Company. Applicants that do not meet the Company's underwriting criteria, but which meet the less restrictive criteria of Mutual, are issued policies by Mutual, generally at higher premium rates. During the years 1993 through 1995, under a quota share agreement with Mutual, the Company assumed 10% of the standard risks insured by Mutual, which would not generally meet the Company's more stringent underwriting guidelines. The terms of the agreement allow Mutual to reduce its cessions to MNH to 0% of Mutual's direct voluntary premiums written for any calendar year prior to the beginning of that calendar year. Mutual did not cede any of its voluntary direct written premiums to MNH under this agreement in 1996 and has informed the Company that it will not cede any of its voluntary direct written premiums to MNH in 1997.

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

     The following table shows, for each of the years in the three year period ended December 31, 1996, (i) the amount of the Company's net premiums written attributable to various personal lines and commercial lines and (ii) underwriting results attributable to each such line as measured by the calendar year loss ratio for such line. The loss ratio is the ratio of incurred losses to net premiums earned for a given period.

                                                      Year ended December 31,
                        -------------------------------------------------------------------------------
                                   1994                      1995                       1996
                        -------------------------------------------------------------------------------
                         Premiums                   Premiums                   Premiums
                         Written                    Written                    Written
                        -------------------------------------------------------------------------------
                                           Loss                       Loss                       Loss
                         Amount     %      Ratio    Amount     %      Ratio    Amount     %      Ratio
                        -------------------------------------------------------------------------------
                                                       (dollars in thousands
Personal
   Auto Liability       $21,278    23.6%   79.2%   $22,556    23.1%   78.2%   $23,964    24.8%    80.9%
   Auto Physical
       Damage            10,603    11.8    53.0     11,546    11.8    52.1     12,241    12.7     60.3
   Homeowners'
       Multi-Peril        5,808     6.4    76.5      6,606     6.8    77.8      7,269     7.5     68.1
                        -------    ----            -------    ----            -------    ----

       Total             37,689    41.8    71.5     40,708    41.7    70.7     43,474    45.0     73.1
Commercial
   Auto Liability        12,572    13.9    74.9     13,496    13.8    69.5     13,050    13.5     43.4
   Auto Physical
       Damage             2,918     3.2    41.1      3,047     3.1    51.8      3,225     3.3     51.7
   Commercial
       Multi-Peril       19,034    21.1    76.4     20,845    21.4    71.3     20,725    21.5     59.9
   Workers'
       Compensation      10,229    11.3    54.0     12,223    12.5    94.7     10,023    10.4    110.7
   Other Lines            7,745     8.7    58.8      7,258     7.5    56.0      6,125     6.3     57.4
                        -------    ----            -------    ----            -------    ----
       Total             52,498    58.2    67.1     56,869    58.3    72.7     53,148    55.0     63.5
                        -------    ----            -------    ----            -------    ----
Total Personal
   and Commercial       $90,187   100.0%   68.9%   $97,577   100.0%   71.9%   $96,622   100.0%    67.7%
                        =======    ====            =======    ====            =======    ====

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

     The following table sets forth the composition of voluntary direct premiums written for 1992 through 1996:

                            Years Ended December 31,
                            ------------------------
                         1992   1993   1994   1995   1996
                         ----   ----   ----   ----   ----
Commercial                57%    60%    62%    62%    60%
Personal                  43     40     38     38     40
                         ---    ---    ---    ---    ---
  Total                  100%   100%   100%   100%   100%
                         ===    ===    ===    ===    ===

Commercial Lines
----------------

     The Company's commercial business is primarily retail and mercantile in nature and generally consists of small to medium size, low hazard commercial risks which as a group have relatively stable loss ratios. The Company's underwriting criteria exclude lines of business and classes of risks that are considered by the Company to be high hazard or volatile, or which involve latent injury potential or other long-tail liability exposures. Although the commercial underwriting objectives of the Company and Mutual are similar, the Company has refined its selection criteria to include specific classes of businesses, occupancies, and operations with lower hazard ratings, which present a relatively lower exposure to loss and are charged a correspondingly lower premium. The Company offers specialized products within the commercial multi-peril line such as the Contractors Coverall Plus for artisan and trade contractors, and BusinessElite for specified retail, service and office risks.

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

Personal Lines
--------------

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

     The Company's gross (direct and assumed) premiums written attributable to involuntary policies were $9,274,000, $11,317,000 and $11,325,000 in 1994, 1995 and 1996, respectively, mostly in New York. The Company is unable to predict the level of its annual involuntary business for 1997 or future years.

Claims
------

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

Loss and LAE Reserves
---------------------

     The Company, like other insurance companies, establishes reserves for losses and LAE. These reserves are estimates intended to cover the probable ultimate cost of settling all losses incurred and unpaid, including those losses not yet reported to the Company. An insurer's ultimate liability is likely to differ from such estimates because during the life of a claim, which may be many years, additional facts affecting an insurer's liability may become known. The reserves of an insurer are frequently adjusted based on monitoring by the insurer and periodic review by state insurance departments. Since 1989, the Company has retained an independent actuarial firm to satisfy state insurance departments' requirements with respect to the certification of reserves for losses and LAE.

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

     The Company has recorded recent increases in reserves for prior accident year losses in subsequent years. These increases were necessary because of several factors, including inaccurate estimation of the extent of liability associated with a number of claims involving serious injuries and claims handling practices that did not produce accurate and timely reserve levels for a broad range of claims. During 1996, the Company experienced greater than anticipated severity (claim value) in liability claims primarily related to its workers' compensation line of insurance.

The following table sets forth the changes in the reserve for losses and LAE for 1994, 1995 and 1996.

                                       Year Ended December 31,
                                  ------------------------------
                                      1994       1995       1996
                                      ----       ----       ----
                                           (in thousands)
Reserve for losses and LAE
  at beginning of year            $ 93,896   $104,015   $119,722
  Less reinsurance recoverables      3,957      6,401      6,004
                                  --------   --------   --------
  Net balance at beginning of
    year                            89,939     97,614    113,718

Provision for losses and LAE
  for claims occurring in:
  Current year                      65,818     67,150     72,771
  Prior years                        4,982     11,045      6,832
                                  --------   --------   --------
                                    70,800     78,195     79,603
                                  --------   --------   --------
  Losses and LAE payments for
  claims occurring in:
  Current year                      28,574     25,175     28,512
  Prior years                       34,551     36,916     38,549
                                  --------   --------   --------
                                    63,125     62,091     67,061
                                  --------   --------   --------

Reserve for losses and LAE
  at end of year, net               97,614    113,718    126,260
  Plus reinsurance recoverables      6,401      6,004      7,219
                                  --------   --------   --------
  Balance at end of year          $104,015   $119,722   $133,479
                                  ========   ========   ========

     In 1994, 1995 and 1996, the Company increased its reserves for prior years by $4,982,000, $11,045,000 and $6,832,000, respectively. The increase in reserves for prior years made in 1994 was primarily attributable to the $3,135,000 settlement of the AIP matter discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as higher than anticipated severity of liability claims on auto, commercial multi-peril and workers' compensation policies. The increase in reserves for prior years made in 1995 was primarily attributable to higher than anticipated severity of liability claims on homeowners, businessowners, workers' compensation and commercial package lines of insurance. The increase in reserves for prior years made in 1996 was primarily attributable to higher than anticipated severity of claims on workers' compensation policies.

     The first line of the following table presents, as of the end of the year at the top of each column, the estimated amount of unpaid losses and LAE for claims arising in that year and in all prior years, including claims that had occurred but were not yet reported to the Company. For each column, the rows of the table present, for the same group of claims, the amount of unpaid losses and LAE as re-estimated as of the end of each succeeding year. The estimate is modified as more information becomes known about the number and severity of claims for each year. The "cumulative deficiency" represents the change in the estimated amount of unpaid losses and LAE from the end of the year at the top of each column through the end of 1996.

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

                                                                 Year Ended December 31,
                                                                 -----------------------

                                    1986     1987     1988     1989     1990     1991     1992     1993     1994    1995
                                    ----     ----     ----     ----     ----     ----     ----     ----     ----    ----
                                                                     (in thousands)

Liability for losses and LAE      $32,137  $44,778  $55,412  $66,892  $71,222  $77,274  $86,159  $89,939  $97,614  $113,718

Liability re-estimated as of:
  One year later                   33,520   47,519   57,238   75,614   77,548   80,841   88,284   94,921  108,659   120,550
  Two years later                  33,873   47,112   61,534   76,310   75,987   81,743   91,224  100,607  113,091
  Three years later                34,429   51,023   61,928   73,578   78,106   83,693   95,396  106,382
  Four years later                 39,086   52,104   61,014   75,672   79,563   87,105   99,779
  Five years later                 38,404   51,249   61,787   76,746   81,308   90,428
  Six years later                  38,049   51,764   62,201   77,026   84,530
  Seven years later                38,411   52,141   62,332   79,690
  Eight years later                38,368   52,035   64,388
  Nine years later                 38,283   53,836
  Ten years later                  40,155

Cumulative Deficiency  - $         (8,018)  (9,058)  (8,976) (12,798) (13,308) (13,154) (13,620) (16,443) (15,477)   (6,832)
                       - %          (24.9)   (20.2)   (16.2)   (19.1)   (18.7)   (17.0)   (15.8)   (18.3)   (15.9)     (6.0)

Paid (Cumulative) as of:
  One year later                   15,225   20,649   21,393   32,538   32,666   30,082   35,724   34,551   36,916    38,549
  Two years later                  21,907   28,049   37,459   47,816   47,339   50,490   56,003   56,965   60,074
  Three years later                26,159   38,936   47,816   58,489   61,585   63,925   69,863   72,963
  Four years later                 31,943   44,819   52,758   66,466   70,219   72,917   80,156
  Five years later                 34,076   46,931   56,732   71,322   75,018   79,374
  Six years later                  35,356   48,985   59,162   73,558   78,398
  Seven years later                36,644   50,547   59,994   75,822
  Eight years later                37,495   50,815   61,546
  Nine years later                 37,525   51,795
  Ten years later                  38,432

      The loss and LAE reserves reported in the Company's consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP") differ from those reported in the statements filed by MNH with the New Hampshire Insurance Department in accordance with statutory accounting principles ("STAT") as follows:

                                         As of December 31,
                                   ------------------------------
                                       1994       1995       1996
                                       ----       ----       ----
                                             (in thousands)
Loss and LAE reserves on a
  STAT basis                       $ 96,624   $113,059   $125,821
Adjustments:
  Loss reserves ceded under a
      quota share agreement with
      an unrelated party                927        595        379
  Ceded reinsurance balances
      recoverable                     6,401      6,004      7,219
  Write-down of reinsurance
      recoverable                        63         64         60
                                   --------   --------   --------
Loss and LAE reserves on a
  GAAP basis                       $104,015   $119,722   $133,479
                                   ========   ========   ========

Reinsurance
-----------

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

     Since 1980, most of the Company's treaty and facultative reinsurance has been placed with a large United States domiciled reinsurer. The Company's excess of loss arrangements for automobile liability, general liability and workers' compensation insurance provide for recovery of losses over $500,000 up to a maximum of $5,000,000 per occurrence. For claims occurring prior to 1993, the $500,000 threshold is indexed for inflation for casualty lines other than workers' compensation and New York State no-fault, and applies retroactively to all occurrences until they are settled. There is no index provision for casualty claims occurring after 1992. This coverage is supplemented by additional treaty reinsurance covering losses up to $5,000,000 in excess of the first $5,000,000.

     Property reinsurance agreements provide for recovery of property losses over $500,000 up to $2,000,000 per occurrence without any index provision. Property catastrophe coverage placed with many reinsurers worldwide provides for recovery of 95% of up to $40,000,000 above aggregate retained losses of $5,000,000 for each natural disaster. The property catastrophe coverage limits are shared by the Company and Mutual on a pro rata basis based upon the gross reported losses of the Company and Mutual for a covered event. The reinsurance premium rate paid varies for each line of business.

     As of December 31, 1996, the Company had $7,219,000 of reinsurance recoverable on unpaid losses and paid losses, all of which it expects to recover. The excess of loss reinsurance agreement has no definite term, but may be renegotiated yearly. The property catastrophe reinsurance agreement expires December 3l, 1997.

     In 1987, the Company and its primary reinsurer agreed to limit the losses which could be recovered by the Company under its excess of loss treaties for the 1980 through 1986 accident years in exchange for a cap on retrospective premiums due the reinsurer. At December 31, 1996, recoverable losses have exceeded the cap by $528,000, and the excess losses have been retained by the Company.

     Effective January 1, 1993, Mutual and MNH entered into a quota share reinsurance agreement under which MNH assumed 10% of Mutual's direct voluntary written premiums and related losses and allocated LAE in exchange for a reinsurance commission of 35%. The agreement also provides for MNH to pay a contingent commission to Mutual equal to any underwriting profit on the premiums assumed. Mutual pays the ceded premiums, net of commissions and paid losses, to MNH on a monthly basis and MNH invests these funds and earns investment income. To the extent commissions and paid losses exceed premiums, MNH is required to pay the net monthly balance to Mutual. The agreement may be terminated by either party effective as of any January 1 with the prior approval of the New York Superintendent of Insurance and upon six months' notice to the other party. In addition, the agreement may be terminated by MNH at any time if any amount payable to MNH by

Mutual becomes more than 90 days overdue or if there is a change in control of Mutual approved by the New York Superintendent of Insurance. Further, the agreement allows Mutual to reduce its cessions to MNH to 0% of Mutual's direct voluntary premiums written for any calendar year prior to the beginning of that calendar year. Mutual notified the Company that it will not cede any voluntary direct written premiums to MNH in calendar year 1997.

Investments
-----------

     The primary source of funds for investment by the Company is premiums collected. Although premiums, net of commissions and other underwriting costs, are taken into income ratably over the terms of the policies, they provide funds for investment from the date they are received. Similarly, although establishment of and changes in reserves for losses and LAE are included in results of operations immediately, the amounts so set aside may be invested until the Company pays those claims.

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

     The Company had $46,818,000 of tax-exempt bonds in its investment portfolio at December 31, 1996. The Company believes these tax-exempt bonds are of high quality (rated A or better) and offer an after-tax total return greater than comparable taxable securities.

     At December 31, 1996, the Company had $8,248,000 of short-term investments with maturities less than 30 days, and $3,329,000 of non-investment grade securities. These non-investment grade securities represented 1.7% of its investment portfolio.

     The table below gives information regarding the Company's investments as of the dates indicated.

                                              As of December 31,
                          -----------------------------------------------------------
                                 1994                 1995                1996
                                 ----                 ----                ----
                          Amount        %     Amount        %     Amount        %
                         --------      ----  --------      ----  --------      ----
                                             (dollars in thousands)
Fixed Maturities (1):
U.S. Government
and Agencies             $ 49,113      28.8% $ 58,421      30.4% $ 49,990      24.8%
Corporate Bonds            50,742      29.7    63,997      33.3    86,308      42.8
Tax-Exempt Bonds           62,050      36.3    60,837      31.7    46,818      23.2
                         --------      ----  --------      ----  --------      ----
  Total Bonds             161,905      94.8   183,255      95.4   183,116      90.8
Short-Term Invest-
  ments(2)                  4,455       2.6     4,470       2.3     8,248       4.1
Other(3)                    4,387       2.6     4,493       2.3    10,233       5.1
                         --------      ----  --------      ----  --------      ----
Total Invested
  Assets                 $170,747     100.0% $192,218     100.0% $201,597     100.0%
                         ========     =====  ========     =====  ========     =====

(1) Fixed Maturities are shown at their carrying amounts in the respective balance sheet. Held to Maturity fixed maturities are included at amortized cost. Available for Sale fixed maturities are included at fair value.

(2)  Shown at cost, which approximates fair value.

(3) Shown at estimated fair value or unpaid principal balance which approximates estimated fair value.

     The table below sets forth the Company's net investment income and net realized gains and losses, excluding the effect of income taxes, for the periods shown:

                                      Year Ended December 31,
                                ----------------------------------
                                   1994         1995         1996
                                   ----         ----         ----
                                       (dollars in thousands)
Average investments (1)        $176,791    $ 181,760     $194,677
Net investment income             9,849       10,368       11,724
Net investment income
  as a percentage of average
  investments (2)                   5.6%         5.7%         6.0%
Net realized gains (losses)
  on investments               $     20    $    (832)    $    996

(1)  At amortized cost.

(2) The tax equivalent yield for the years ended December 31, 1994, 1995 and 1996 were 6.4%, 6.6%, and 6.6%, respectively, assuming an effective tax rate of 34%.

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


                                              As of December 31,
                           --------------------------------------------------------
                                  1994                1995                1996
                           --------------------------------------------------------
                            Amount      %       Amount      %       Amount      %
                           --------   -----    --------   -----    --------   -----
                                            (dollars in thousands)
1 year or less             $ 10,560     6.5%   $ 24,175     6.5%   $ 15,518     8.5%
1 year through 5 years       94,697    58.5     114,823    58.5     123,856    67.6
5 years through 10 years     49,825    30.8      36,967    30.8      32,452    17.7
More than 10 years            6,823     4.2       7,290     4.2      11,290     6.2
                           --------   -----    --------   -----    --------   -----

  Total                    $161,905   100.0%   $183,255   100.0%   $183,116   100.0%
                           ========   =====    ========   =====    ========   =====


Competition
-----------

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

     Historically, the property and casualty industry has tended to be cyclical in nature. During the "up" cycle, or "hard market," the industry is characterized by price increases, strengthening of loss and LAE reserves, surplus growth and improved underwriting results. Near the end of the "up" cycle, an increase in capacity causes insurance companies to begin to compete for market share on the basis of price. This price competition causes the emergence of the "down" cycle, or "soft market," characterized by a reduction in the premium growth rate and a general decline in profitability. Generally, the down cycle is eventually accompanied by a decline in the adequacy of loss and LAE reserves and a decrease in premium writing capacity. The property and casualty insurance industry has experienced a cyclical downturn for the past ten years due primarily to intense premium rate competition, which has resulted in lower profitability. Many of the circumstances which led to the current cyclical downturn in the property and casualty insurance industry continue to exist, and the Company cannot predict when or if market conditions for the industry will improve.

Regulation
----------

  General
  -------

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

     The Company depends on cash dividends from MNH to pay cash dividends to its stockholders and to meet its expenses. MNH is subject to New Hampshire state insurance laws which restrict its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's policyholders' surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve month period ending in 1997 without the prior approval of the New Hampshire Insurance Commissioner is $4,391,000.

     In certain states in which it operates, MNH is required to maintain deposits with the appropriate regulatory authority to secure its obligations under certain insurance policies written in the jurisdiction. At December 31, 1996, investments of MNH having a par value of $1,800,000 were on deposit with regulatory authorities.

     MNH and Mutual are required to file detailed annual reports with the appropriate regulatory agency in each of the states in which they do business. Their business and accounts are subject to examination by such agencies at any time, and the laws of many states require periodic examination.

     In 1993 the National Association of Insurance Commissioners ("NAIC") adopted a risk-based capital measurement formula to be applied to all property and casualty insurance companies. The formula calculates a minimum required statutory net worth, based on the underwriting, investment, credit, loss reserve and other business risks inherent in an individual company's operations. Any insurance company that does not meet threshold risk-based capital measurement standards could be forced to reduce the scope of its operations and ultimately could become subject to statutory receivership proceedings. MNH's capital substantially exceeds the statutory minimum as determined by the risk-based capital measurement formula as of December 31, 1996.

     The NAIC has established eleven financial ratios (the Insurance Regulatory Information System, or "IRIS") to assist state insurance departments in their oversight of the financial condition of insurance companies operating in their respective states. The NAIC calculates these ratios based on information submitted by insurers on an annual basis and shares the information with the applicable state insurance departments. The ratios relate to leverage, profitability, liquidity and loss reserve development. Two of the Company's ratios as of December 31, 1996 relating to profitability and loss reserve development fell outside of the acceptable range of ratios. Both of the ratios were outside of the acceptable ranges due to the $6,832,000 increase in the provision for losses and LAE recorded in 1996, for claims occurring in years prior to 1996, as discussed in this Item under the heading "Loss and LAE Reserves".

  Rates
  -----

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

  Insurance Holding Companies
  ---------------------------

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

  Involuntary Insurance
  ---------------------

     As a condition to writing voluntary insurance in most of the states in which it operates, the Company must participate in programs that provide insurance for persons unable to obtain insurance voluntarily. Uncertainties as to the size of the involuntary market population make it difficult to predict the amount of involuntary business in a given year. Further complicating the ability to predict assignments in New York is the Territorial Credit Program ("TCP") instituted by the Department in 1990. The TCP provides companies credits against their NYAIP assignments based upon their voluntary automobile writings in designated territories two years prior to the assignment year. Designated territories are territories in which the ratio of NYAIP-insured car years to total-insured car years exceeds the statewide average of the same ratio. The designated territories are primarily in or near the New York City metropolitan area, an area in which the Company does not have, or intend to develop, a significant market presence. The Company's voluntary market share in the designated territories is less than its statewide market share, which may result in an increase in the Company's NYAIP assignments in 1997 and subsequent years.

Employees
---------

     The Company has no employees. At December 31, 1996, Mutual had 382 full-time employees. The Company believes that Mutual's relationship with its employees is satisfactory.

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

Item 3.  LEGAL PROCEEDINGS.

     In 1995, a New York State trial court dismissed a purported class action lawsuit which was filed in 1993 against the Company, Mutual, MNH and certain directors of the Company and of Mutual (the "defendants") on behalf of the then minority shareholders of the Company. The court, in granting the defendants' motion, held that plaintiff's claims, to the extent they have any merit, are derivative in nature. The complaint, which sought equitable relief and unspecified money damages, alleged that the defendants breached their fiduciary obligations to the minority shareholders of the Company, and defrauded the minority shareholders, by causing MNH to purchase from the Federal Deposit Insurance Corporation ("FDIC") a surplus note issued by Mutual and simultaneously reducing the principal amount plus accrued return on such surplus note to $1,350,000, which is the amount MNH paid to the FDIC for the note, and by approving the public sale of the Company's common stock in July 1993 at what the plaintiff alleges was an inadequate price. In November 1995, the plaintiff filed an amended complaint which asserts the same claims as were asserted in his class action lawsuit but in the form of a derivative suit. In June 1996, the Company and the other defendants moved to dismiss the derivative complaint. The court has not yet rendered its decision on those motions.

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

1996:                                           High     Low
-----                                           ----     ---
Fourth Quarter                                 $18.88   $18.00
Third Quarter                                   19.25    18.50
Second Quarter                                  19.50    17.00
First Quarter                                   18.75    17.50

1995:

Fourth Quarter                                 $19.38   $16.75
Third Quarter                                   19.63    16.38
Second Quarter                                  18.88    14.75
First Quarter                                   15.75    14.50


     The number of stockholders of record of the Company's Common Stock as of February 28, 1997 was 127. Securities held by nominees are counted as one stockholder of record.

     The Company has paid a quarterly cash dividend of $.05 per share to its common stockholders since the third quarter of 1993. Continued payment of this dividend and its amount will depend upon the Company's operating results, financial condition, capital requirements and other relevant factors, including legal restrictions applicable to the payment of dividends by its insurance subsidiary, MNH.

     As a holding company, the Company depends on dividends from its subsidiary, MNH, to pay cash dividends to its stockholders. MNH is subject to New Hampshire state insurance laws which restrict its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's policyholders' surplus as of the preceding December 31. The maximum amount of dividends that MNH could pay during any twelve month period ending in 1997 without prior approval of the New Hampshire Insurance Commissioner is $4,391,000.

Item 6.  SELECTED FINANCIAL DATA.

The selected financial data set forth in the following table for each of the five years in the period ended December 31, 1996 have been derived from the audited consolidated financial statements of the Company.



                                                  Year Ended December 31,
                                  -------------------------------------------------------
                                     1992      1993        1994         1995         1996
                                     ----      ----        ----         ----         ----
                                          (in thousands, except per share amounts)

Net premiums written              $84,341   $91,192   $  90,187    $  97,577    $  96,622
                                  =======   =======   =========    =========    =========
Net premiums earned               $87,912   $88,181   $  90,845    $  94,749    $  95,752
Net investment income               9,003     9,155       9,849       10,368       11,724
Net realized investment
    gains (losses)                  1,066     1,467          20         (832)         996
Other revenues                        615       693         638          259          172
                                  -------   -------   ---------    ---------    ---------
Total revenues                     98,596    99,496     101,352      104,544      108,644
                                  -------   -------   ---------    ---------    ---------
Losses and loss
    adjustment expenses            61,803    62,407      70,800       78,195       79,603
Amortization of deferred
    policy acquisition costs       23,297    23,739      24,424       25,458       25,374
Other underwriting expenses         7,143     6,020       5,892        7,709        6,700
                                  -------   -------   ---------    ---------    ---------
Total expenses                     92,243    92,166     101,116      111,362      111,677
                                  -------   -------   ---------    ---------    ---------
Income (loss) before
    income taxes                    6,353     7,330         236       (6,818)      (3,033)
Provision (benefit)
    for income taxes                1,238     1,727        (895)      (2,999)      (1,885)
                                  -------   -------   ---------    ---------    ---------
Income (loss) before
    cumulative effect of change
    in accounting for income
    taxes                           5,115     5,603       1,131       (3,819)      (1,148)
Cumulative effect of change
    in accounting for income
    taxes                              --       306          --           --           --
                                  -------   -------   ---------    ---------    ---------
Net income (loss)                 $ 5,115   $ 5,909   $   1,131    $  (3,819)   $  (1,148)
                                  =======   =======   =========    =========    =========

                              Merchants Group, Inc.
                       Selected Financial Data - continued

                                                             Year Ended December 31,
                                           -------------------------------------------------------
                                               1992      1993       1994        1995         1996
                                               ----      ----       ----        ----         ----
                                                    (in thousands, except per share amounts)
Primary and fully diluted
    earnings (loss) per share:

Before cumulative effect of
    change in accounting for
    income taxes                           $   2.31   $   2.12   $    .36   $   (1.19)   $    (.36)

Cumulative effect of change
   in accounting for income
   taxes                                         --        .12         --          --           --
                                           --------   --------   --------   ---------    ---------
Primary and fully diluted
   earnings (loss) per share               $   2.31   $   2.24   $    .36   $   (1.19)   $    (.36)
                                           ========   ========   ========   =========    =========
Weighted average number of
   shares outstanding:
   Primary and fully diluted                  2,109      2,641      3,177       3,220        3,182

BALANCE SHEET DATA:
   (AT YEAR END)
Total investments                          $157,478   $175,762   $170,747   $ 192,218    $ 201,597
Total assets                                193,202    219,188    227,750     252,808      262,123
Reserve for losses and
   loss adjustment expenses                  86,159     93,896    104,015     119,722      133,479
Unearned premiums                            40,725     46,006     45,449      48,773       49,710
Stockholders' equity                         53,265     75,083     67,279      69,970       65,029

DIVIDEND DATA:
Cash dividend per common
   share                                   $     --   $    .10   $    .20   $     .20    $     .20

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

1996 Compared to 1995.
----------------------

Total revenues for 1996 were $108,644,000, up 4% from $104,544,000 in 1995.

     Net premiums earned for 1996 were $95,752,000, an increase of $1,003,000, or, 1% from $94,749,000 in 1995. Net premiums written for 1996 were $96,622,000, an increase of 3% excluding the effect of the decision by Mutual to exercise its option to not cede any of its direct voluntary premiums written to MNH for calendar year 1996, under the quota share reinsurance agreement between Mutual and MNH. In 1995, MNH assumed $2,110,000 of Mutual's direct voluntary premiums written under this agreement. The increase in net premiums written resulted primarily from a 2% increase in direct premiums written.

     Direct premiums written for 1996 were $101,007,000, an increase of 2% from $98,553,000 in 1995 due to a 9% increase in voluntary personal lines direct written premiums, a 3% decrease in voluntary commercial lines direct written premiums and a 16% increase in involuntary direct written premiums.

     Voluntary personal lines direct premiums written for 1996 were $37,616,000, an increase of 9% from $34,393,000 in 1995. Private passenger automobile direct premiums written, which comprised 79% of total voluntary personal lines direct premiums written in 1996 and 1995, increased 8% in 1996 compared to 1995. This increase resulted from a 5% increase in policies in force and a 4% increase in average premium per policy at December 31, 1996 compared to December 31, 1995. Homeowners direct premiums written increased 14% in 1996 compared to 1995 due to a 4% increase in policies in force and an 8% increase in average premium per policy.

     Voluntary commercial lines direct premiums written for 1996 were $55,467,000, a decrease of 3% from $57,304,000 in 1995. This decrease resulted primarily from a 10% decrease in commercial lines policies in force at December 31, 1996, partially offset by a 15% increase in average premium per policy outstanding at December 31, 1996 compared to December 31, 1995.

     In 1996 the Company continued the program initiated in 1995 to increase its mandatory deductibles and its minimum premium levels on certain of its commercial lines of business, primarily its businessowners and multi-peril lines. In conjunction with these actions, the Company discounted its premium rates 15% for its workers' compensation line of business. These discounted rates combined with other refinements were designed to attract the entire insurance business of preferred risk commercial accounts and to eliminate certain small premium policies which were generally unprofitable. These actions contributed to the decrease in commercial lines policies in force and the increase in average premium per policy. Also affecting the average policy premium has been New York State mandated reductions in workers' compensation premium rates of 12%, 9% and 18%, respectively, in 1994, 1995 and 1996.

     Involuntary direct premiums written, primarily involuntary private passenger automobile insurance, which comprised 8% and 7% of total direct premiums written during 1996 and 1995, respectively, were $7,923,000 for 1996 compared to $6,854,000 in 1995. This 16% increase resulted primarily from additional policy premiums related to an increase in the legally required minimum automobile policy limits in New York State, which became effective January 1, 1996.

     Net investment income was $11,724,000 in 1996, an increase of 13% from $10,368,000 in 1995, primarily due to a 7% increase in average invested assets. On a taxable equivalent basis, net investment income increased 10% in 1996 compared to 1995.

     Realized investment gains were $996,000 in 1996 compared to a loss of $832,000 in 1995. During 1996, the Company sold its investment in Signet Group PLC ("Signet") cumulative auction rate preference shares and recognized a realized gain of $900,000 before taxes. In 1995, the Company recorded an $840,000 unrealized loss on its investment in Signet, which was included as a component of realized investment gains and losses in the Company's 1995 consolidated statement of operations. In addition to the realized gain related to its investment in Signet, the Company realized $96,000 of pre-tax gains on the sale of other investments which were sold in 1996. The Company recorded $8,000 of realized gains not related to Signet in 1995.

     Losses and loss adjustment expenses ("LAE") were $79,603,000 for 1996, an increase of 2% from $78,195,000 in 1995. The loss and LAE ratio increased to 83.1% in 1996 from 82.5% in 1995. In 1996, the Company increased its reserve for losses that occurred prior to 1996 for its workers' compensation line of business. In turn, the Company increased its estimates of losses related to workers' compensation claims for accidents that occurred in 1996 based upon the increase in prior year's workers' compensation reserves. Partly offsetting these increases was a reduction in the Company's estimate of losses for automobile insurance claims that occurred prior to 1996. The net increase in the reserve for prior year losses and LAE was $6,896,000 and added 7.2 percentage points to the loss and LAE ratio in 1996.

     Losses and LAE in 1996 include $2,200,000 of higher than normal losses related to unusually severe winter weather that affected the northeastern United States during the first quarter of 1996. These higher than normal weather related losses increased the 1996 loss and LAE ratio by 2.3 percentage points.

     Losses and LAE in 1995 included an $11,045,000 increase in reserves for accidents that occurred prior to 1995 which added 11.6 percentage points to the loss and LAE ratio in 1995.

     Involuntary automobile insurance business increased the Company's calendar year loss and LAE ratio by approximately .7 percentage points and decreased the Company's calendar year loss and LAE ratio by approximately .6 percentage points for the years ended December 31, 1996 and 1995, respectively. The combined ratio on involuntary automobile business was greater than the combined ratio on voluntary automobile business.

     The ratio of policy acquisition costs and other underwriting expenses to net premiums earned decreased to 33.5% in 1996 from 35.0% in 1995. In 1995, other underwriting expenses included approximately $1,100,000 related to the 1995 resignation of the Company's former Chief Executive Officer. These expenses added approximately 1.2 percentage points to the ratio of policy acquisition costs and other underwriting expenses to net premiums earned in 1995.

     Commissions, premium taxes and other state assessments that vary directly with the Company's premium volume represented 22.0% and 20.6% of net premiums earned in 1996 and 1995, respectively. Certain other underwriting expenses, such as salaries, employee benefits, and other operating expenses vary indirectly with volume and comprise the remainder of the Company's underwriting expenses.

     The Company recorded an income tax benefit in 1996 and 1995. The benefits recorded were larger than that calculated using the statutory federal income tax rate due to tax exempt bond income.

1995 Compared to 1994.
----------------------

     Total revenues increased 3% from $101,352,000 in 1994 to $104,544,000 in 1995. Of the $3,192,000 increase, $3,904,000 was attributable to a 4% increase in net premiums earned and $519,000 was attributable to a 5% increase in net investment income. These increases were partly offset by an $852,000 decrease in net realized investment gains and a $379,000 decrease in other revenues.

     Net premiums written increased 8% from $90,187,000 in 1994 to $97,577,000 in 1995, primarily due to a 10% increase in direct premiums written. This increase in direct premiums written was partially offset by a 48% decrease in premiums written assumed from Mutual in accordance with the quota share reinsurance agreement between Mutual and MNH. In December 1995, Mutual informed MNH that it would exercise its option to reduce its cessions to MNH under the agreement to 0% of Mutual's direct voluntary premiums written effective for calendar year 1996, including premiums written in 1995 which were unearned as of December 31, 1995. As a result, premiums written assumed by the Company from Mutual under this reinsurance agreement decreased from $4,086,000 in 1994 to $2,110,000 in 1995.

     Voluntary personal lines direct premiums written increased 7% from $32,101,000 in 1994 to $34,393,000 in 1995. Private passenger automobile direct premiums written, which comprised 79% of total voluntary personal lines direct premiums written in 1995, increased 5% in 1995 compared to 1994. Homeowners direct premiums written increased 17% in 1995 compared to 1994 due to a 4% increase in policies in force and a 13% increase in average premium per policy.

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

     The Company's investment in Signet included in other long-term investments was carried at fair value. During 1995, the Company recorded an $840,000 loss on its investment in Signet which is included as a component of realized investment gains and losses in the consolidated statement of operations. There were no material gains or losses realized from the sale of investments in 1994 or 1995.

     Losses and LAE increased 10% from $70,800,000 in 1994 to $78,195,000 in 1995. The loss and LAE ratio increased from 77.9% in 1994 to 82.5% in 1995. As a result of greater than expected reported loss experience during 1995, the Company increased its estimate for claims that occurred in 1989 through 1994 for the homeowners, businessowners, workers' compensation, and commercial package lines of business. Partly offsetting these increases was a reduction in the Company's estimate of automobile insurance claims that occurred in 1993 and 1994. The net increase in the reserve for prior year losses and LAE was $11,045,000 and added 11.6 percentage points to the loss and LAE ratio in 1995.

     Losses in 1994 included $3,135,000 paid to Mutual as a one time settlement for losses relating to the 1985 through 1994 accident years on involuntary automobile insurance policies issued by Mutual under automobile insurance plans ("AIP").

     In accordance with various states' AIP rules, Mutual historically received the assignment of MNH's, as well as its own, AIP policies based on its and MNH's combined voluntary automobile market share, issued the policies and settled the claims associated with those polices. Mutual then allocated the results of the involuntary AIP business to MNH based on MNH's share of the combined voluntary automobile business of Mutual and MNH.

     In July 1994, Mutual informed the Company that it had failed to identify and bill to MNH during the period January 1, 1985 through June 30, 1994 for a portion of MNH's share of AIP losses paid by Mutual in that period. The amount of unbilled AIP losses was approximately $7,500,000. MNH paid Mutual $3,135,000 in full and complete settlement of the unbilled AIP paid losses for the period noted above. This settlement increased the 1994 loss and LAE ratio by 3.5 percentage points.

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

     Involuntary automobile insurance business increased the Company's calendar year loss and LAE ratio by approximately 3.1 percentage points and decreased the Company's calendar year loss and LAE ratio by .6 percentage points for the years ended December 31, 1994 and 1995, respectively.

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

     Net cash provided by operations increased by $123,000 from $12,505,000 in 1995 to $12,628,000 in 1996. Increases in premiums collected of $3,504,000, investment income received of $1,438,000 and income taxes recovered of $2,792,000 were offset by increases in the payment of losses and LAE of $4,954,000 and underwriting expenses of $2,408,000.

     Net cash used in investing activities decreased $3,364,000 from $12,473,000 in 1995 to $9,109,000 in 1996. This decrease primarily resulted from a $12,500,000 net decrease in the purchase of fixed maturities which was offset by net increases in purchases of other long-term and short-term investments of $4,944,000 and $3,763,000, respectively.

     Net cash used in financing activities increased $3,536,000 from $11,000 in 1995 to $3,547,000 in 1996 primarily due to a $2,983,000 increase in cash used by the Company to repurchase its common stock.

     The Company has several objectives with respect to its investment portfolio, which include maximizing total return while protecting policyholders' surplus, maintaining flexibility and liquidity, and maintaining a reasonable duration match between assets and liabilities. Like other property and casualty insurers, the Company relies on premiums as a major source of cash, and therefore liquidity. Cash flows from the Company's investment portfolio, either in the form of interest or principal payments, are an additional source of liquidity. Because the duration of the Company's investment portfolio and liabilities are closely managed, increases or decreases in market interest rates are not expected to have a material effect on the Company's liquidity, or its results of operations.

     The Company generally designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as a component of stockholders' equity. At December 31, 1996, the Company had recorded $603,000 of unrealized losses, net of tax, associated with its fixed maturity investments. During 1996 the Company recorded a $246,000 increase in unrealized losses, net of tax.

     At December 31, 1996, the Company's bond portfolio represented 90.8% of invested assets. Management believes that this level of bond holdings is prudent because it expects that cash receipts from net premiums written and investment income will be sufficient to enable the Company to satisfy its cash obligations in 1997. Furthermore, a portion of the Company's bond portfolio is invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide monthly paydowns of bond principal.

     At December 31, 1996, $108,001,000, or 59.0%, of the Company's bond portfolio was invested in mortgage-backed and other asset-backed securities. The Company invests in a variety of collateralized mortagage obligations ("CMO") products but has not invested in the derivative type of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company's CMO investments have an active secondary market and their effect on the Company's liquidity does not differ from that of other fixed maturity investments. The Company does not own any other derivative financial instruments.

     At December 31, 1996, only $3,329,000, or 1.7%, of the Company's investment portfolio was invested in non-investment grade securities.

     Prior to 1996 in connection with the Company's stock option program for its agents, the Company's Board of Directors approved a plan to purchase up to 25,000 shares of the Company's common stock. During 1996, the Company's Board of Directors authorized the repurchase of up to 200,000 additional shares of the Company's common stock in the open market. During 1996 the Company repurchased 160,700 shares of its common stock and is holding theses shares in treasury as of December 31, 1996.

     As a holding company, the Company is dependent upon cash dividends from MNH to meet its obligations and pay any cash dividends. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's policyholders' surplus as of the preceding December 31. The maximum amount of dividends that MNH could pay during any twelve month period ending in 1997 without the prior approval of the New Hampshire Insurance Commissioner is $4,391,000. The Company paid a $.05 per share quarterly cash dividend to its common stockholders totalling $634,000 in 1996.

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

     Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. The Company has consistently followed a business strategy that would allow it to meet this 3 to 1 regulatory guideline. MNH's ratio of net premiums written to statutory surplus for 1996 was 2.2 to 1.

Inflation
---------

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

Federal Taxation
----------------

     The Company and MNH are subject to federal income taxation under the provisions of the Internal Revenue Code of 1986, as amended.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements required in response to this Item are submitted as part of Item 14 (a) of this report.

Quarterly data for the two most recent fiscal years is set forth below:

                                             Three months ended
                                             ------------------
                                 3/31        6/30        9/30          12/31
                                 ----        ----        ----          -----
                                   (in thousands, except per share amounts)
1996
Net premiums earned            $ 23,441    $ 24,432    $ 23,924       $ 23,955
Net investment income             2,800       2,807       2,921          3,196
Net realized investment
    gains (losses)                    7         935          58             (4)
Other revenues
    (expenses), net                 126         (68)        144            (30)
                               --------    --------    --------       --------
Total revenues                   26,374      28,106      27,047         27,117
                               ========    ========    ========       ========
Income (loss) before
    income taxes                   (328)      2,651         239         (5,595)
Net income (loss)
    as reported                    (261)      2,065         197         (3,262)
Net income (loss)
    as adjusted                    (261)      2,065         310(a)      (3,262)
Net income (loss) per
    common share as reported       (.08)        .64         .06          (1.05)
Net income (loss) per
    common share as adjusted       (.08)        .64         .10(a)       (1.05)

1995
Net premiums earned            $ 22,710    $ 23,392    $ 24,432       $ 24,215
Net investment income             2,523       2,588       2,559          2,698
Net realized investment
    gains (losses)                   --        (832)         --             --
Other revenues
    (expenses), net                 273        (224)         50            160
                               --------    --------    --------       --------
Total revenues                   25,506      24,924      27,041         27,073
                               ========    ========    ========       ========
Income (loss) before
    income taxes                  1,525      (7,899)     (2,198)         1,754
Net income (loss)                 1,111      (3,916)     (1,996)           982
Net income (loss) per
    common share                    .35       (1.23)       (.62)           .30

(a) The Company incorrectly calculated and reported its income tax benefit and its net income, for the the three months ended September 30, 1996.

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

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

  (a) (1) The following financial statements of Merchants Group, Inc. are included on pages F-1 to F-23:

                  Report of Independent Accountants
                  Consolidated Balance Sheet - December 31, 1995 and 1996. Consolidated Statement of Income - Years ended December 31,
                    1994, 1995 and 1996.
                  Consolidated Statement of Changes in Stockholders' Equity -
                    Years ended December 31, 1994, 1995 and 1996.
                  Consolidated Statement of Cash Flows - Years ended December
                    31, 1994, 1995 and 1996.
                  Notes to Consolidated Financial Statements.

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
                      Supplemental Insurance Information Concerning Property - Casualty Subsidiaries

  (b) Reports on Form 8-K.
      There were no reports on Form 8-K filed for the quarter ended December 31, 1996.

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

            (e) Agreement of Reinsurance No. 8009 between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and General Reinsurance Corporation, (incorporated by reference to Exhibit 10e to the Company's 1995 Annual Report on Form 10-K filed on March 28, 1996)

            (f)  Property Catastrophe Reinsurance Agreement (HCI Agreement No.
                 439) between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and General Reinsurance Corporation, et. al., dated January 1, 1997, (filed herewith).

          * (g) Merchants Mutual Capital Accumulation Plan (incorporated by reference to Exhibit No. 10G to the Company's Registration Statement (No. 33-9188) on Form S-1 filed on September 30,
                 1986).

          * (h) Merchants Mutual Capital Accumulation Plan, fourth amendment, effective January 1, 1996 (filed herewith).

          * (i) Merchants Mutual Capital Accumulation Plan Trust Agreement (restated as of January 1, 1996 filed herewith).

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

            (m) Form of Amended Indemnification Agreement entered into by Registrant with each director and executive office of Registrant (incorporated by reference to Exhibit No. 10N to Amendment No. 1 to the Company's Registration Statement on (No. 33-9188) Form S-1 filed on November 7, 1986).

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

       (21) List of Subsidiaries of Registrant (incorporated by reference to Exhibit No. 22 to the Company's Registration Statement ( No. 33-9188) on Form S-1 filed on September 30, 1986).

       (23)      Consent of Independent Accountants (filed herewith).

       (27)      Financial Data Schedule (filed herewith).

       (28) (a) Schedule P furnished to state insurance regulatory authorities by Merchants Insurance Company of New Hampshire, Inc. for the year ended December 31, 1996 (filed herewith).

*    Indicates a management contract or compensation plan or arrangement.

                              MERCHANTS GROUP, INC.
                      SCHEDULE I - SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                December 31, 1996
                                 (in thousands)


                                                                               Amount at
                                                                              which shown
                                                       Amortized    Market      in the
  Type of Investment                                     cost       value     balance sheet
  ------------------                                     ----       -----     -------------
Fixed maturities:
United States Government
  and government agencies
  and authorities                                      $ 26,276   $ 25,909   $ 25,949
Corporate bonds                                           3,086      3,239      3,239
Mortgage and asset backed
  securities                                            107,003    107,522    107,110
Tax exempt bonds                                         46,684     46,818     46,818
                                                       --------   --------   --------
    Total fixed maturities                              183,049   $183,488    183,116
                                                       --------   ========   --------
Short-term investments                                    8,248                 8,248
Other                                                    10,233                10,233
                                                       --------              --------
                                                       $201,530              $201,597
                                                       ========              ========

                              MERCHANTS GROUP, INC.
             SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES,
                 AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER
                              THAN RELATED PARTIES
                  Years ended December 31, 1994, 1995 and 1996
                                 (in thousands)


                                  1994       1995       1996
                                  ----       ----       ----
Receivable from (payable to)
  Merchants Mutual Insurance
  Company(1):

Balance at beginning of period   $(760)   $  (397)   $ 1,091
Increase (decrease)                363      1,488       (764)
                                 -----    -------    -------
Balance at end of period         $(397)   $ 1,091    $   327
                                 =====    =======    =======

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


                              MERCHANTS GROUP, INC.
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                (in thousands except per share and share amounts)

BALANCE SHEET
-------------

                                                                                 December 31,
                                                                             --------------------
                                                                                1995        1996
                                                                                ----        ----
         Assets
         ------
Investment in subsidiary                                                     $ 66,362    $ 63,764
Other assets                                                                    3,908       1,346
                                                                             --------    --------
         Total Assets                                                        $ 70,270    $ 65,110
                                                                             ========    ========
         Liabilities and Stockholders' Equity
         ------------------------------------

Other liabilities                                                            $    300    $     81
                                                                             --------    --------
         Total liabilities                                                        300          81
                                                                             --------    --------

Stockholders' equity:
  Preferred stock, $.01 par value,
    authorized and unissued 3,000,000
    shares                                                                         --          --
  Preferred stock, no par value, $424.30
     stated value, no shares issued or
     outstanding at December 31, 1995
     or 1996                                                                       --          --
  Common stock, $.01 par value,
     authorized 10,000,000 shares;
     issued and outstanding of
     3,213,894 shares at December 31, 1995 and
     3,059,652 shares at December 31, 1996                                         32          32
  Additional paid in capital                                                   35,302      35,372
  Treasury stock, 160,700 shares at
     December 31, 1996                                                             --      (2,983)
  Unrealized investment gains (losses),
     net of tax                                                                  (357)       (603)
  Accumulated earnings                                                         34,993      33,211
                                                                             --------    --------

         Total stockholders' equity                                            69,970      65,029
                                                                             --------    --------

         Total liabilities and stockholders'
           equity                                                            $ 70,270    $ 65,110
                                                                             ========    ========

                              MERCHANTS GROUP, INC.
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                    Continued
                (in thousands except per share and share amounts)



INCOME STATEMENT
----------------

                                                   Year ended
                                                   December 31,
                                         -----------------------------
                                           1994       1995       1996
                                         -------    -------    -------
Revenues:
         Equity in net income (loss)
           of subsidiary                 $ 1,307    $(2,856)   $(1,570)
         Investment income                    69         73        133
         Net realized investment gains
           (losses)                           --       (840)       902
                                         -------    -------    -------
               Total revenues              1,376     (3,623)      (535)

Expenses:
         General and administrative
           expenses                          336        246        281
                                         -------    -------    -------
Operating income before income taxes       1,040     (3,869)      (816)
Income tax expense (benefit)                 (91)       (50)       332
                                         -------    -------    -------
               Net income                $ 1,131    $(3,819)   $(1,148)
                                         =======    =======    =======

                              MERCHANTS GROUP, INC.
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 (in thousands)




STATEMENT OF CASH FLOWS
-----------------------


Increase (Decrease) in Cash and Cash
  Equivalents:

                                                   Year ended
                                                   December 31,
                                            -------------------------
                                             1994     1995       1996
                                                (in thousands)
Cash flows from operating activities:       $(129)   $(311)   $   560
                                            -----    -----    -------
Cash flows from investing activities:
         Receipt of subsidiary common
           stock dividend                     600      800         --
         Sale (purchase) of other
           investments, net                   143     (480)     2,992
                                            -----    -----    -------
           Cash flows from investing
              activities                      743      320      2,992
                                            -----    -----    -------

Cash flows from financing activities:
         Purchase of treasury stock            --       --     (2,983)
         Cash dividend on common stock       (631)    (635)      (634)
         Exercise of common stock options      19      624         70
                                            -----    -----    -------
           Cash flows from financing
              activities                     (612)     (11)    (3,547)
                                            -----    -----    -------
Net increase (decrease) in cash and
  cash equivalents                              2       (2)         5
Cash and cash equivalents, beginning
  of year                                       3        5          3
                                            -----    -----    -------
Cash and cash equivalents, end of year      $   5    $   3    $     8
                                            =====    =====    =======

                              MERCHANTS GROUP, INC.
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 (in thousands)


STATEMENT OF CASH FLOWS - continued


                                                                                   Year ended
                                                                                   December 31,
                                                                           -----------------------------
                                                                             1994       1995       1996
                                                                             ----       ----       ----
                                                                                  (in thousands)
Reconciliation of Net Income to Net
  Cash Provided By Operations:

Net income (loss)                                                         $ 1,131    $(3,819)   $(1,148)

Adjustments to reconcile net income
  to net cash provided by operations:

         Equity in (income) loss
           of subsidiary                                                   (1,307)     2,856      1,570
         Net realized investment
           (gains) losses                                                      --        840       (902)
         Increase (decrease) in liabilities                                   136         98       (219)
         (Increase) decrease in other
           (non-investment) assets                                           (292)        94        514
         Other, net                                                           203       (380)       745
                                                                          -------    -------    -------
Net cash provided by (used in)
  operating activities                                                    $  (129)   $  (311)   $   560
                                                                          =======    =======    =======



NOTES TO CONDENSED FINANCIAL STATEMENTS
---------------------------------------

     Cash dividends of $600,000 and $800,000 were paid to the Registrant by its consolidated subsidiary in the years ended December 31, 1994, 1995, respectively. No cash dividends were paid to the Registrant by its consolidated subsidiary in 1996.

                              MERCHANTS GROUP, INC.
                            SCHEDULE VI - REINSURANCE
                    YEARS ENDED DECEMBER 31, 1994, 1995, 1996

                                 (in thousands)




                                                                                                 Percentage
                                                        Ceded          Assumed                   of amount
                                           Gross       to other      from other        Net        assumed
                                           amount      companies      companies       amount       to net
                                          --------     ---------     ----------       -------    ---------
Year Ended December 31, 1994
Property and Casualty Premiums            $ 89,808      $6,876         $7,255         $90,187        8.0%

Year ended December 31, 1995
Property and Casualty Premiums            $ 98,553      $7,548         $6,572         $97,577        6.7%

Year ended December 31, 1996
Property and Casualty Premiums            $101,007      $7,786         $3,401         $96,622        3.5%

                              MERCHANTS GROUP, INC.
           SCHEDULE X - SUPPLEMENTAL INSURANCE INFORMATION CONCERNING
                        PROPERTY - CASUALTY SUBSIDIARIES
                  Years ended December 31, 1994, 1995 and 1996
                                 (in thousands)


                              Reserves                                          Losses & Loss        Amortiza-  Paid
                              for                                               adjustment expenses  tion of     losses
                    Deferred  losses     Discount                               incurred related     deferred    and
                    policy    & loss     if any,                       Net      to                   policy      loss
                    acqui-    adjust-    deducted            Net       invest-   (1)       (2)       acquisi-    adjust-   Direct
                    sition    ment       from      Unearned  earned    ment     Current   Prior      tion        ment      premiums
                    costs     expenses   reserves  premiums  premiums  income   years     years      costs       expenses  written
                    -----     --------   --------  --------  --------  ------   -----     -----      -----       --------  -------
Year ended:

December 31, 1994   $11,587    $104,015   $  242    $45,449   $90,845   $ 9,849  $65,818   $ 4,982    $24,424     $63,125   $ 89,808

December 31, 1995   $12,165    $119,722   $  460    $48,773   $94,749   $10,368  $67,150   $11,045    $25,458     $62,091   $ 98,553

December 31, 1996   $12,396    $133,479   $1,113    $49,710   $95,752   $11,724  $72,771   $ 6,832    $25,374     $67,061   $101,007


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

     With the exception of historical information, the matters and statements discussed, made or incorporated by reference in this Annual Report on Form 10-K constitute forward-looking statements and are discussed, made or incorporated by reference, as the case may be, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statement. These assumptions, risks and uncertainties include, but are not limited to, those associated with factors affecting the property and casualty insurance industry generally, including price competition, size and frequency of claims, increasing crime rates, escalating damage awards, natural disasters, fluctuations in interest rates and general business conditions; the Company's dependence on investment income; the geographic concentration of the Company's business in the northeastern United States and in particular in New York, New Hampshire, New Jersey, Rhode Island, Pennsylvania and Massachusetts; the adequacy of the Company's loss reserves; government regulation of the insurance industry; exposure to environmental claims; dependence of the Company on its relationship with Mutual; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Commission. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the filing of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Merchants Group, Inc.

Date: March 25, 1997        BY: /s/Robert M. Zak, Senior Vice President
                                   -------------------------------------
                                   Robert M. Zak, Senior Vice President
                                   and Chief Operating Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                        TITLE                                DATE
        ---------                        -----                                ----
/s/Richard E. Garman               Director, Chairman                     March 25, 1997
-----------------------            of the Board
Richard E. Garman

/s/Brent D. Baird                  Director, President                    March 25, 1997
-----------------------
Brent D. Baird

/s/Robert M. Zak                   Director, Sr. VP &                     March 25, 1997
-----------------------            Chief Operating
Robert M. Zak                      Officer

/s/Kenneth J. Wilson               Vice President & CFO                   March 25, 1997
-----------------------            (principal finance
Kenneth J. Wilson                  and accounting officer)

/s/Frank J. Colantuono             Director                               March 25, 1997
-----------------------
Frank J. Colantuono

/s/Henry P. Semmelhack             Director                               March 25, 1997
-----------------------
Henry P. Semmelhack

                        Report of Independent Accountants
                        ---------------------------------


To the Board of Directors
and Stockholders of
Merchants Group, Inc.



In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 40 present fairly, in all material respects, the financial position of Merchants Group, Inc. and its subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP
Buffalo, New York
February 27, 1997

                              MERCHANTS GROUP, INC.
                              ---------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                 (in thousands)

                                                                   December 31,
                                                              -------------------
                                                                 1995       1996
               Assets
               ------
Investments:
   Fixed maturities:
     Held to maturity at amortized cost                       $ 19,477   $ 19,549
Available for sale at fair value                               163,778    163,567
Other long-term investments at fair value                        4,493     10,233
Short-term investments                                           4,470      8,248
                                                              --------   --------
               Total investments                               192,218    201,597

Cash                                                                39         11
Interest due and accrued                                         1,886      1,793
Premiums receivable, net of allowance for doubtful accounts
   of $416 in 1995 and $571 in 1996                             20,360     20,501
Deferred policy acquisition costs                               12,165     12,396
Ceded reinsurance balances receivable                            7,014      7,835
Prepaid reinsurance premiums                                     2,866      2,932
Receivable from affiliate                                        1,091        327
Federal income taxes receivable                                  3,143      1,266
Deferred federal income tax benefit                              5,491      6,645
Other assets                                                     6,535      6,820
                                                              --------   --------

               Total assets                                   $252,808   $262,123
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

                              MERCHANTS GROUP, INC.
                              ---------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                       (in thousands except share amounts)

                                                                     December 31,
                                                               -----------------------
                                                                  1995         1996
                                                                  ----         ----
              Liabilities and Stockholders' Equity
              ------------------------------------

Liabilities:
   Reserve for losses and loss adjustment expenses             $ 119,722    $ 133,479
   Unearned premiums                                              48,773       49,710
   Other liabilities                                              14,343       13,905
                                                               ---------    ---------
                  Total liabilities                              182,838      197,094
                                                               ---------    ---------

Stockholders' equity:
   Preferred stock                                                    --           --
   Common stock, issued and outstanding 3,213,894
       shares at December 31, 1995 and 3,059,652
       shares at December 31, 1996                                    32           32
   Additional paid in capital                                     35,302       35,372
   Treasury stock, 160,700 shares at December 31, 1996                --       (2,983)
    Unrealized investment losses, net of tax                        (357)        (603)
   Accumulated earnings                                           34,993       33,211
                                                               ---------    ---------
                  Total stockholders' equity                      69,970       65,029
                                                               ---------    ---------
   Commitments and contingent liabilities                             --           --

                  Total liabilities and stockholders' equity   $ 252,808    $ 262,123
                                                               =========    =========











  The accompanying notes are an integral part of these consolidated financial statements.

                              MERCHANTS GROUP, INC.
                              ---------------------

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------

                     (in thousands except per share amounts)

                                                              Year ended December 31,
                                                       ------------------------------------
                                                          1994         1995         1996
                                                          ----         ----         ----
Revenues:
   Net premiums earned                                 $  90,845    $  94,749    $  95,752
   Net investment income                                   9,849       10,368       11,724
   Net realized investment gains (losses)                     20         (832)         996
   Other revenues                                            638          259          172
                                                       ---------    ---------    ---------
       Total revenues                                    101,352      104,544      108,644
                                                       ---------    ---------    ---------

Expenses:
   Net losses and loss adjustment expenses                70,800       78,195       79,603
   Amortization of deferred policy acquisition costs      24,424       25,458       25,374
   Other underwriting expenses                             5,892        7,709        6,700
                                                       ---------    ---------    ---------
       Total expenses                                    101,116      111,362      111,677
                                                       ---------    ---------    ---------

Income (loss) before income taxes                            236       (6,818)      (3,033)
Income tax benefit                                          (895)      (2,999)      (1,885)
                                                       ---------    ---------    ---------
       Net income (loss)                               $   1,131    $  (3,819)   $  (1,148)
                                                       =========    =========    =========

Primary and fully diluted earnings (loss) per share    $     .36    $   (1.19)   $    (.36)
                                                       =========    =========    =========

Weighted average number of shares outstanding:
   Primary                                                 3,177        3,219        3,182
   Fully diluted                                           3,177        3,220        3,182















  The accompanying notes are an integral part of these consolidated financial statements.

                              MERCHANTS GROUP, INC.
                              ---------------------

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            ---------------------------------------------------------

                                 (in thousands)

                                                          Year ended December 31,
                                                          -----------------------
                                                      1994        1995        1996
                                                      ----        ----        ----
Common stock:
    Beginning and end of year                       $     32    $     32    $     32
                                                    --------    --------    --------

Additional paid in capital:
    Beginning of year                                 34,659      34,678      35,302
    Exercise of common stock options                      19         624          70
                                                    --------    --------    --------
    End of year                                       34,678      35,302      35,372
                                                    --------    --------    --------

Treasury stock:
    Beginning of year                                     --          --          --
    Purchase of treasury shares                           --          --      (2,983)
                                                    --------    --------    --------
    End of year                                           --          --      (2,983)
                                                    --------    --------    --------

Unrealized investment gains (losses), net of tax:
    Beginning of year                                  1,445      (6,878)       (357)
    Appreciation (depreciation)                      (12,611)      9,880        (373)
    Deferred income tax benefit (expense)              4,288      (3,359)        127
                                                    --------    --------    --------
    End of year                                       (6,878)       (357)       (603)
                                                    --------    --------    --------

Accumulated earnings:
    Beginning of year                                 38,947      39,447      34,993
    Net income (loss)                                  1,131      (3,819)     (1,148)
    Cash dividends                                      (631)       (635)       (634)
                                                    --------    --------    --------
    End of year                                       39,447      34,993      33,211
                                                    --------    --------    --------

                 Total stockholders' equity         $ 67,279    $ 69,970    $ 65,029
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

                              MERCHANTS GROUP, INC.
                              ---------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                           INCREASE (DECREASE) IN CASH
                           ---------------------------
                                 (in thousands)

                                                           Year ended December 31,
                                                      --------------------------------
                                                         1994        1995        1996
                                                         ----        ----        ----
Cash flows from operations:
     Collection of premiums                           $ 92,397    $ 93,944    $ 97,448
     Payment of losses and loss adjustment expenses    (63,125)    (62,091)    (67,061)
     Payment of other underwriting expenses            (30,444)    (29,903)    (32,311)
     Investment income received                          9,775      10,479      11,917
     Investment expenses paid                             (166)       (125)       (287)
     Income taxes (paid) recovered                        (760)        (58)      2,734
     Other cash receipts                                   638         259         188
                                                      --------    --------    --------
         Net cash provided by operations                 8,315      12,505      12,628
                                                      --------    --------    --------

Cash flows from investing activities:
     Proceeds from fixed maturities sold or matured     21,696      15,321      55,899
     Purchase of fixed maturities                      (25,851)    (27,800)    (55,910)
     Net (increase) decrease in other long-term
         investments                                      (922)        164      (4,780)
     Net increase in short-term investments             (2,342)        (15)     (3,778)
     Purchase of equipment, net                           (269)       (143)       (540)
                                                      --------    --------    --------
         Net cash used in investing activities          (7,688)    (12,473)     (9,109)
                                                      --------    --------    --------

Cash flows from financing activities:
     Purchase of treasury stock                             --          --      (2,983)
     Proceeds from exercise of common stock options         --         624          70
     Cash dividends and other, net                        (613)       (635)       (634)
                                                      --------    --------    --------
         Net cash used in financing activities            (613)        (11)     (3,547)
                                                      --------    --------    --------
     Increase (decrease) in cash                            14          21         (28)
Cash, beginning of year                                      4          18          39
                                                      --------    --------    --------
Cash, end of year                                     $     18    $     39    $     11
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

                              MERCHANTS GROUP, INC.
                              ---------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
         RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS
         ---------------------------------------------------------------
                                 (in thousands)

                                                             Year ended December 31,
                                                       --------------------------------
                                                           1994        1995        1996
                                                           ----        ----        ----
Net income (loss)                                      $  1,131    $ (3,819)   $ (1,148)

Adjustments:
     Depreciation and amortization                           22         100          33
     Net realized investment (gains) losses                 (20)        832        (996)

(Increase) decrease in assets:
     Interest due and accrued                               (88)         79          93
     Premiums receivable                                   (820)     (2,309)       (141)
     Deferred policy acquisition costs                      176        (578)       (231)
     Ceded reinsurance balances receivable                  984         618        (821)
     Prepaid reinsurance premiums                          (100)       (496)        (66)
     Receivable from affiliate                               --      (1,091)        764
     Federal income taxes receivable                     (1,197)     (1,946)      1,877
     Deferred federal income tax benefit                   (396)     (1,111)     (1,027)
     Other assets                                        (5,375)       (141)         35

Increase (decrease) in liabilities:
     Reserve for losses and loss adjustment expenses     10,119      15,707      13,757
     Unearned premiums                                     (557)      3,324         937
     Other liabilities                                    4,862       3,733        (438)
     Payable to affiliate                                  (363)       (397)         --
     Federal income taxes payable                           (63)         --          --
                                                       --------    --------    --------
        Net cash provided by operations                $  8,315    $ 12,505    $ 12,628
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

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) which differ in some respects from those followed in reports to insurance regulatory authorities. In the 1996 Annual Statement filed with regulatory authorities, MNH reported statutory capital of $31,458,000 and total surplus of $43,908,000. MNH's net income (loss) as reported in its Annual Statement was ($2,788,000) in 1996, ($4,490,000) in 1995 and $900,000 in
     1994. All significant intercompany balances and transactions have been eliminated.

     The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Investments
     -----------

     Fixed maturities consist primarily of debt securities. The Company has classified its investments in fixed maturities as either held to maturity or available for sale. Fixed maturities classified as held to maturity are presented at amortized cost and consist of debt securities that management intends and has the ability to hold until maturity.

     Fixed maturities classified as available for sale are presented at fair value and consist of debt securities that management may not hold until maturity. The net aggregate unrealized gain or loss, net of applicable income taxes, related to fixed maturities available for sale is included as a component of stockholders' equity.

     In December 1995, the Company re-assessed the appropriateness of the accounting classification of its fixed maturity investments as permitted by the Financial Accounting Standards Board (FASB). As a result of this reassessment the Company reclassified certain fixed maturity securities with an amortized cost and fair value of $15,674,000 and $15,639,000, respectively, from held to maturity to available for sale which resulted in a $1,044,000 increase in stockholders' equity at December 31, 1995.

     Other long-term investments include collateralized mortgage obligation residuals, carried at unpaid principal balances which do not vary significantly from fair value, preferred stocks carried at fair value and a $1,350,000 capital advance carried at cost, which approximates fair value. Short-term investments, consisting primarily of money market mutual funds, have original maturities of three months or less, and are carried at cost, which approximates fair value. Realized gains and losses on the sale of investments are based on the cost of the specific investment sold.

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

     Deferred policy acquisition costs
     ---------------------------------

     Policy acquisition costs, such as commissions (net of reinsurance commissions), premium taxes and certain other underwriting expenses which vary directly with premium volume, are deferred and amortized over the terms of the related insurance policies. Deferred policy acquisition costs do not exceed estimated recoverable amounts after allowing for anticipated investment income.

     Reserve for losses and loss adjustment expenses
     -----------------------------------------------

     Liabilities for unpaid losses and loss adjustment expenses (LAE) are estimates of future payments to be made to settle all insurance claims for reported losses and estimates of incurred but not reported losses based upon past experience modified for current trends. With the exception of an immaterial amount for workers' compensation losses, loss reserves are not discounted. Estimated amounts of salvage and subrogation on paid and unpaid losses are deducted from the liability for unpaid claims. The estimated liabilities may be more or less than the amount ultimately paid when the claims are settled. Management and the Company's independent consulting actuaries regularly review the estimates of reserves needed and any changes are reflected in current operating results.

     Structured settlements have been negotiated for claims on certain insurance policies. Structured settlements are agreements to provide periodic payments to claimants, and are funded by annuities purchased from various life insurance companies. The Company remains primarily liable for payment of these claims. Accordingly, a liability and a corresponding deposit in the amount $5,382,000 and $5,333,000 at December 31, 1995 and 1996,
     respectively, are recorded in the Company's consolidated balance sheet.

     Reinsurance
     -----------

     Reinsurance assumed from business written through state reinsurance facilities has been reflected in unearned premiums, loss reserves, premiums earned and losses incurred based on reports received from such pools. Ceded reinsurance premiums, losses and ceding commissions are netted against earned premiums, losses and commission expense, respectively.

     Income taxes
     ------------

     The Company and its wholly owned subsidiary file a consolidated federal income tax return. The Company uses the liability method to account for income taxes. This approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

     Earnings per share
     ------------------

     Primary and fully diluted earnings (loss) per share were computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during each year. Primary and fully diluted earnings per share for 1994, 1995 and 1996, assume the exercise of 65,164, 22,083 and 40,750 shares of common stock options, respectively.

2.   Stockholders' Equity
     --------------------

     Preferred and common stock
     --------------------------

     Stockholders' equity is comprised of the following:

     Preferred stock, no par value, $424.30 stated value, 10,000 shares authorized; no shares issued or outstanding at December 31, 1995 or December 31, 1996. The Company also has 3,000,000 shares of $.01 par value preferred stock which is authorized and unissued.

     Common stock, $.01 par value, authorized 10,000,000 shares; issued and outstanding 3,213,894 shares at December 31, 1995 and 3,059,652 shares at December 31, 1996.

     Dividends
     ---------

     The Company may depend on dividends from its subsidiary, MNH, to pay cash dividends to its stockholders and to meet its expenses. MNH is subject to New Hampshire state insurance laws which restrict its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's policyholders' surplus as of the preceding December 31. The maximum amount of dividends that MNH could pay during any twelve month period ending in 1997, without the prior approval of the New Hampshire Insurance Commissioner is $4,391,000. The Company paid a quarterly cash dividend to its common stockholders in 1994, 1995 and 1996. Dividends paid during 1996 totaled to $634,000.

     Stock option plans
     ------------------

     The Board of Directors had reserved 200,000 shares of common stock for issuance to the Company's and MNH's officers and key employees of the Company's affiliate Merchants Mutual Insurance Company (Mutual), under a qualified and non-qualified stock option plan (the Plan). The Plan expired in September 1996. Under the Plan, options may have been granted at any amount which was not less than the fair market value of the Company's stock on the date of grant. Options granted under the Plan have a 10 year life and may be exercised in cumulative annual increments of 25% commencing one year from the date of grant.

     During 1996, 53,000 options were granted under the Plan at $21.00 per share. No options were granted under the Plan in 1995 or in 1994. The weighted average fair value of options granted in 1996 was $6.48 per option.

     In March 1994, the Company's Board of Directors approved a stock option program providing for the issuance to certain of MNH's independent insurance agents, options to purchase a total of 25,000 shares of the Company's common stock. In June 1994, the Company issued options to purchase 22,500 shares of common stock to certain of MNH's agents under the option program at $16.38 per share. These options became exercisable on June 1, 1996.

     In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock Based Compensation". In 1996, the Company adopted the disclosure provisions of SFAS No. 123 but opted to remain under the expense recognition provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees" in accounting for its stock option plans. No compensation expense was recognized for options granted under these plans in 1994, 1995 or 1996.

     Had compensation expense for stock options granted under the Company's stock option plans been determined based on the fair value at the grant date consistent with the method required by SFAS 123, the Company's net loss and loss per share for the year ended December 31, 1996 would have increased to the pro forma amounts shown below:

         Net loss:
              As reported           ($1,148,000)
              Pro forma             ($1,316,000)
         Loss per share:
              As reported           ($.36)
              Pro forma             ($.41)

     The fair value of each option granted in 1996 was estimated using a binomial option pricing model which is a modification of the Black-Sholes option pricing model, with the following assumptions for 1996: risk free interest rate of 6.25%, volatility of 18.0%, expected dividend yield of 1.1% and expected life of 10 years.

     A summary of the status of the Company's outstanding options as of December 31, 1996, 1995 and 1994, and changes during the years ending on those dates is presented below:

                                     1994                  1995                    1996
                           ---------------------   -------------------     ----------------------
                                        Weighted              Weighted                  Weighted
                                        Average                Average                  Average
                             Options    Exercise     Options   Exercise      Options    Exercise
                           Outstanding   Price     Outstanding  Price      Outstanding    Price
                           -----------  --------   -----------  -------    -----------  ---------
     Beginning
       of year                 84,491    $11.77      104,789    $12.74         49,083    $14.51
     Granted                   22,500     16.38           --        --         53,000     21.00
     Exercised                 (1,577)    12.03      (55,706)    11.20         (6,458)    12.01
     Forfeited                   (625)    14.38           --        --         (4,875)    18.50
                              -------                 ------                   ------
     End of year              104,789     12.74       49,083     14.51         90,750     18.28
                              =======                 ======                   ======

     Options exer-
     cisable  at year-
     end                       65,164     10.98       22,083     12.61         40,750     14.93
                              =======                 ======                   ======

     The following table summarizes information about the Company's outstanding stock options at December 31, 1996:

                                     Number             Remaining      Average       Number
                  Exercise           Outstanding        Contractual    Exercise   Exercisable
                    Price            at 12/31/96        Life in Years   Price     at 12/31/96
                  --------           -----------        -------------  --------   -----------
                  $  9.38               4,000           2.2           $  9.38        4,000
                    14.38              15,500           5.1             14.38       15,500
                    16.38              21,250           7.4             16.38       21,250
                    21.00              50,000           9.1             21.00            0
                                       ------                                       ------
                                       90,750                                       40,750
                                       ======                                       ======

     Common stock repurchases
     ------------------------

     Prior to 1996 in connection with the Company's stock option program for its agents, the Company's Board of Directors approved a plan to purchase up to 25,000 shares of the Company's common stock. During 1996, the Company's Board of Directors authorized the repurchase of up to 200,000 additional shares of the Company's common stock in the open market. During 1996 the Company repurchased 160,700 shares of its common stock and is holding these shares in treasury as of December 31, 1996.

3.   Related Party Transactions
     --------------------------

     The Company and MNH do not have any paid employees. Under a management agreement Mutual, which owns 8.3% of the Company's outstanding common stock at December 31, 1996, provides the Company and MNH with the facilities, management and personnel required to manage their day-to-day business. All underwriting, administrative, claims and investment expenses incurred on behalf of Mutual and MNH are shared on an allocated cost basis, determined as follows: for underwriting and administrative expenses, the respective share of total direct premiums written for Mutual and MNH serves as the basis of allocation; for claims expenses, the average number of outstanding claims is used; investment expenses are shared based on each company's share of total invested assets. Mutual also receives an annual management fee of $50,000 from MNH. Management believes that the methods used to allocate expenses to MNH and Mutual are reasonable and fair to both companies. The management agreement may be terminated by either Mutual or the Company upon five years written notice.

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

     MNH owns an investment represented by a capital advance issued by Mutual in the amount of $1,350,000. This investment carries a dividend of 4% per annum. Mutual cannot repay the capital advance or pay dividends without the prior approval of the Superintendent of the New York Insurance Department. In December 1996, the Department granted Mutual permission to pay all unpaid dividends through October 1996. MNH received $203,000 of such dividends from Mutual in December 1996. This investment is included in other long-term investments.

     During 1994, Mutual filed an application with the New York Insurance Department to convert from a mutual company to a stock corporation. The Company had indicated to Mutual its willingness to consider sponsoring this conversion. During 1996, Mutual advised the Company that it had withdrawn its demutualization application with the Department.

     Effective January 1, 1993, Mutual and MNH entered into a quota share reinsurance agreement under which MNH assumes 10% of Mutual's direct voluntary written premium and related losses in exchange for a reinsurance commission of 35%. The agreement also provides for MNH to pay a contingent commission to Mutual equal to any underwriting profit on the premiums assumed. The agreement allows Mutual the option to reduce its cessions to MNH to 0% for any calendar year. Mutual did not cede any portion of its direct voluntary premiums written to MNH in 1996 and has informed MNH that it will not cede any of its direct voluntary written premiums to MNH for calendar year 1997.

     In accordance with various states' automobile insurance plan (AIP) rules, Mutual historically has received the assignment of AIP policies based upon its and MNH's combined voluntary automobile market share, issued the policies and settled the claims associated with those policies. Mutual then allocated the results of the involuntary AIP business to MNH through a series of accounting entries based on MNH's share of the combined voluntary business of Mutual and MNH. During 1994, Mutual informed the Company that it had failed to identify and bill to MNH during the period January 1, 1985 through June 30, 1994 a portion of MNH's share of AIP losses paid by Mutual in that period. The amount of unbilled AIP losses was approximately $7,500,000. MNH paid Mutual $3,135,000 in full and complete settlement of the unbilled AIP paid losses for the period noted above. This amount is included in loss and loss adjustment expenses for the year ended December 31, 1994.

4.   Reserve for Losses and Loss Adjustment Expenses
     -----------------------------------------------

     Activity in the reserve for losses and LAE is summarized as follows:

                                                                                  1995                     1996
                                                                                  ----                     ----
                                                                                         (in thousands)
     Reserve for losses and LAE at beginning of year                            $104,015              $119,722
         Less reinsurance recoverables                                             6,401                 6,004
                                                                                --------              --------
         Net balance at beginning of year                                         97,614               113,718
                                                                                --------              --------

     Provision for losses and LAE for claims occurring in:
         Current year                                                             67,150                72,771
         Prior years                                                              11,045                 6,832
                                                                                --------              --------
                                                                                  78,195                79,603
                                                                                --------              --------

     Losses and LAE payments for claims occurring in:
         Current year                                                             25,175                28,512
         Prior years                                                              36,916                38,549
                                                                                --------              --------
                                                                                  62,091                67,061
                                                                                --------              --------

     Reserve for losses and LAE at end of year, net                              113,718               126,260
         Plus reinsurance recoverables                                             6,004                 7,219
                                                                                --------              --------
         Balance at end of year                                                 $119,722              $133,479
                                                                                ========              ========


     In 1995 and 1996, the Company increased its reserves for prior years by $11,045,000 and $6,896,000, respectively. The increase in reserves for prior years made in 1995 was primarily attributable to higher than anticipated severity of liability claims on homeowners, businessowners, workers' compensation and commercial package lines of business. The increase in reserves for prior years made in 1996 was primarily attributable to higher than anticipated severity of claims on workers' compensation policies.

5.   Investments
     -----------

     Investments in fixed maturities
     -------------------------------
     The amortized cost and estimated fair values of investments in fixed maturities held to maturity and available for sale are as follows:

                                                     Gross        Gross
                                    Amortized      Unrealized   Unrealized   Estimated
                                       Cost          Gains        Losses     Fair Value
                                    ---------      ----------   ----------   ----------
                                                       (in thousands)
     December 31, 1995
     -----------------

     Held to maturity
     ----------------

     U.S. Treasury securities and
          obligations of U.S.
          government corporations
          and agencies              $  2,157       $   15       $ 37         $  2,135
     Mortgage and asset backed
          securities                  17,320          902          9           18,213
                                    --------       ------       ----         --------
             Total                  $ 19,477       $  917       $ 46         $ 20,348
                                    ========       ======       ====         ========

     Available for sale
     ------------------

     U.S. Treasury securities and
          obligations of U.S.
          government corporations
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
                                    ========       ======       ====         ========

                                                     Gross        Gross
                                    Amortized      Unrealized   Unrealized   Estimated
                                       Cost          Gains        Losses     Fair Value
                                    ---------      ----------   ----------   ----------
                                                       (in thousands)
     December 31, 1996
     -----------------

     Held to maturity
     ----------------

     U.S. Treasury securities and
          obligations of U.S.
          government corporations
          and agencies              $  2,153       $    7       $ 47         $  2,113
     Mortgage and asset backed
          securities                  17,396          412         --           17,808
                                    --------       ------       ----         --------
             Total                  $ 19,549       $  419       $ 47         $ 19,921
                                    ========       ======       ====         ========


     Available for sale
     ------------------

     U.S. Treasury securities and
          obligations of U.S.
          government corporations
          and agencies              $ 24,123       $    4       $331         $ 23,796
     Obligations of states and
          political subdivisions      46,684          336        202           46,818
     Corporate securities              3,086          153         --            3,239
     Mortgage and asset backed
          securities                  89,607          532        425           89,714
                                    --------       ------       ----         --------
             Total                  $163,500       $1,025       $958         $163,567
                                    ========       ======       ====         ========

          The amortized cost and fair value of fixed maturities by expected maturity at December 31, 1996 are shown below. Mortgage and asset backed securities are distributed in the table based upon management's estimate of repayment periods. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                               Estimated Fair
                                                                    Amortized Cost                  Value
                                                                    --------------             --------------
                                                                                  (in thousands)
         Held to maturity
         ----------------
         Due in one year or less                                        $ 2,080                     $  2,129
         Due after one year through five years                           11,386                       11,565
         Due after five years through ten years                           4,251                        4,352
         Due after ten years                                              1,832                        1,875
                                                                        -------                      -------
                 Total                                                  $19,549                      $19,921
                                                                        =======                      =======

         Available for sale
         Due in one year or less                                       $ 13,420                     $ 13,438
         Due after one year through five years                          112,656                      112,470
         Due after five years through ten years                          27,987                       28,201
         Due after ten years                                              9,437                        9,458
                                                                       --------                     --------
                 Total                                                 $163,500                     $163,567
                                                                       ========                     ========



         Discount and premium pertaining to collateralized mortgage obligations are amortized over the securities' estimated redemption periods using the effective interest method. Yields used to calculate premium or discount are adjusted for prepayments annually.

         Fixed maturities with a par value of $1,800,000 were on deposit at December 31, 1996 with various state insurance departments in compliance with applicable insurance laws.

         Proceeds from sales of available for sale fixed maturity securities and gross realized gains and losses related to such sales are as follows:

                                                               Year ended December 31,
                                                               -----------------------
                                                       1994              1995           1996
                                                       ----              ----           ----
                                                                  (in thousands)
      Proceeds from sales                             $12,891           $1,797        $38,499
      Gross realized gains                                 29                8          1,012
      Gross realized losses                                 9              -               16

     Net investment income
     ---------------------

     Net investment income consists of:

                                    Year ended December 31,
                                    -----------------------
                                    1994      1995      1996
                                    ----      ----      ----
                                         (in thousands)
     Short-term investments      $   252   $   238   $   443
     Fixed maturities              9,872    10,078    10,956
     Other                           188       177       612
                                 -------   -------   -------
       Total investment income    10,312    10,493    12,011
     Investment expenses             463       125       287
                                 -------   -------   -------
       Net investment income     $ 9,849   $10,368   $11,724
                                 =======   =======   =======

     Investment in auction rate preference shares
     --------------------------------------------

     During 1996, the Company sold its investment in Signet Group, PLC (Signet) cumulative auction rate preference shares and recognized a realized gain of $900,000. These shares were included in other long term investments at December 31, 1995 and were carried at fair value.

     During 1995, the Company recorded an $840,000 unrealized loss on its Signet investment which was included as a component of realized gains and losses in the Company's 1995 Consolidated Statement of Operations.

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

     MNH maintains a casualty excess of loss reinsurance agreement which provides for recovery of losses over $500,000 up to $5,000,000 per occurrence. This coverage is supplemented by a contingent casualty layer of reinsurance of $5,000,000 in excess of the first $5,000,000. MNH also maintains a property excess of loss reinsurance agreement which provides for recovery of property losses over $500,000 up to $2,000,000 per occurrence. Property catastrophe coverage provides for recovery of 95% of $40,000,000 above aggregate retained losses of $5,000,000 per each natural disaster. The limits of property catastrophe coverage are shared by MNH and Mutual on a pro rata basis based upon the gross reported losses of MNH and Mutual for a covered event.

     The effect of reinsurance on premiums written and earned for the years ended December 31, 1995 and 1996 is as follows:

                              1995                      1996
                       --------------------    ---------------------
                       Premiums    Premiums     Premiums    Premiums
                       Written      Earned      Written      Earned
                       -------      ------      -------      ------
                                        (in thousands)
     Direct            $ 98,553    $ 93,502    $ 101,007    $ 99,858
     Assumed              6,572       8,299        3,401       3,614
     Ceded               (7,548)     (7,052)      (7,786)     (7,720)
                       --------    --------    ---------    --------
        Net premiums   $ 97,577    $ 94,749    $  96,622    $ 95,752
                       ========    ========    =========    ========

     Reinsurance ceded transactions decreased losses and LAE by $1,527,000 and $1,920,000 for the years ended December 31, 1995 and 1996, respectively.

     As a result of the reinsurance agreements maintained by MNH, MNH is exposed to certain credit risk if its primary reinsurer were to become financially unstable. As of December 31, 1996, MNH has recognized amounts to be recovered from its primary reinsurer related to ceded losses and ceded unearned premiums totaling $9,009,000. MNH generally does not require collateral for reinsurance recoverable.

7.   Benefit Programs
     ----------------

     Mutual maintains a capital accumulation plan which is a profit sharing plan under Section 401(a) of the Internal Revenue Code that covers all full-time employees who have completed one year of service. Mutual matches at least 15% and up to 100% of employee contributions, based on the combined net operating profits of Mutual and MNH. Additional contributions may be made at the discretion of the Board of Directors of Mutual. Under the terms of the management agreement, the Company's portion of the total contribution was $404,000, $186,000 and $ 238,000 for the years ended December 31, 1994,
     1995 and 1996, respectively.

8.   Income Taxes
     ------------

     The benefit for federal income taxes consists of:

                                                                       Year ended December 31,
                                                              ------------------------------------------------
                                                              1994                1995                    1996
                                                              ----                ----                    ----
                                                                             (in thousands)
    Income tax benefit:
         Current                                              $(500)            $(1,888)              $(1,208)
         Deferred                                              (395)             (1,111)                 (677)
                                                              -----             -------               -------
    Total income tax benefit                                  $(895)            $(2,999)              $(1,885)
                                                              =====             =======               =======


     Deferred tax liabilities (assets) are comprised of the following:

                                                                             December 31,
                                                              ----------------------------------------
                                                                1995                                1996
                                                                ----                                ----
                                                                             (in thousands)
    Deferred policy acquisition costs                         $   4,136                      $  4,215
    Other                                                           462                           400
                                                              ---------                      --------
    Gross deferred tax liabilities                                4,598                         4,615
                                                              ---------                      --------

    Discounting of reserve for losses and
         loss adjustment expenses                                (6,004)                       (5,993)
    Unearned premiums                                            (3,122)                       (3,181)
    Unrealized investment losses                                   (674)                         (311)
    Other                                                          (289)                         (466)
    Minimum tax credit carryforward                                 -                          (1,309)
                                                              ---------                      --------
    Gross deferred tax assets                                   (10,089)                      (11,260)
                                                              ---------                      --------
         Net deferred federal income tax
            benefit                                           $  (5,491)                     $ (6,645)
                                                              =========                      ========


     Although realization is not assured, based upon the available evidence the Company believes that it is more likely than not that the net deferred federal income tax benefit will be realized. The amount of the deferred tax benefit considered realizable, however, could be reduced in the near term if estimates of future taxable income are not achieved.

     A reconciliation of the difference between the Company's total income tax provision and that calculated using the federal statutory income tax rate is as follows:

                                                                       Year ended December 31,
                                                              --------------------------------------------------
                                                               1994                  1995               1996
                                                               ----                  ----               ----
                                                                               (in thousands)
    Computed provision (benefit) at
      statutory rate                                         $       80             $(2,318)            $(1,031)
    Adjustments:
         Tax-exempt investment income                              (980)               (878)               (726)
         Other items                                                  5                 197                (128)
                                                              ---------             -------             -------
    Total income tax benefit                                  $    (895)            $(2,999)            $(1,885)
                                                              =========             =======             =======


9.   Commitments and Contingencies
     -----------------------------

     In 1995, a New York State trial court dismissed a purported class action lawsuit which was filed in 1993 against the Company, Mutual, MNH and certain directors of the Company and of Mutual (the defendants) on behalf of the then minority shareholders of the Company. The court, in granting the defendants' motion, held that plaintiff's claims, to the extent they have any merit, are derivative in nature. The complaint, which sought equitable relief and unspecified money damages, alleged that the defendants breached their fiduciary obligations to the minority shareholders of the Company, and defrauded the minority shareholders, by causing MNH to purchase from the Federal Deposit Insurance Corporation (the FDIC) a surplus note issued by Mutual and simultaneously reducing the principal amount plus accrued return on such surplus note to $1,350,000, which is the amount MNH paid to the FDIC for the note, and by approving the public sale of the Company's common stock in July 1993 at what the plaintiff alleges was an inadequate price. In November 1995 the plaintiff filed an amended complaint which asserts the same claims as were asserted in his class action lawsuit but in the form of a derivative suit. In June 1996, the Company and the other defendants moved to dismiss the derivative complaint. The court has not yet rendered its decision on those motions.

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

                                 EXHIBIT INDEX