Form 10-Q
period 1997-03-31
MERCHANTS GROUP INC
filed 1997-05-13
CIK 803027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

                                  -------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                          COMMISSION FILE NUMBER 1-9640

                                  -------------

                              MERCHANTS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   16-1280763
                      (I.R.S. Employer Identification No.)

                       250 MAIN STREET, BUFFALO, NEW YORK
                    (Address of principal executive offices)

                                      14202
                                   (Zip Code)

                                  716-849-3333
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 1997:

                        3,000,102 SHARES OF COMMON STOCK.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (in thousands)

                                                         December 31,   March 31,
                    Assets                                  1996          1997
                    ------                                  ----          ----
Investments:
  Fixed maturities:
    Held to maturity at amortized cost (fair value
        $19,921 in 1996 and $19,408 in 1997)              $ 19,549      $ 19,568
    Available for sale at fair value (amortized cost
        $163,500 in 1996 and $163,516 in 1997)             163,567       160,522
    Other long-term investments at fair value               10,233        11,957
    Short-term investments                                   8,248        14,760
                                                          --------      --------
             Total investments                             201,597       206,807

Cash                                                            11             8
Interest due and accrued                                     1,793         1,575
Premiums receivable, net of allowance for doubtful
    accounts of $571 in 1996 and $546 in 1997               20,501        19,359
Deferred policy acquisition costs                           12,396        11,871
Ceded reinsurance balances receivable                        7,835         7,854
Prepaid reinsurance premiums                                 2,932         2,782
Receivable from affiliate                                      327         1,146
Federal income tax receivable                                1,266         1,103
Deferred federal income tax benefit                          6,645         7,380
Other assets                                                 6,820         6,917
                                                          --------      --------

             Total assets                                 $262,123      $266,802
                                                          ========      ========







               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                       (in thousands except share amounts)

                                                              December 31,     March 31,
                                                                 1996            1997
                                                               ---------       ---------
        Liabilities and Stockholders' Equity
        ------------------------------------
Liabilities:
    Reserve for losses and loss adjustment expenses            $ 133,479       $ 134,880
    Unearned premiums                                             49,710          47,578
    Payable for securities                                          --             8,820
    Other liabilities                                             13,905          12,646
                                                               ---------       ---------
             Total liabilities                                   197,094         203,924
                                                               ---------       ---------
Stockholders' equity:
    Common stock, 10,000,000 shares authorized, 3,220,352
     shares issued at December 31, 1996 and 3,226,102
     shares issued at March 31, 1997                                  32              32
    Additional paid in capital                                    35,372          35,455
    Treasury stock, 160,700 shares at December 31, 1996
        and 226,000 shares at March 31, 1997                      (2,983)         (4,177)
    Unrealized investment losses, net of tax                        (603)         (1,977)
    Accumulated earnings                                          33,211          33,545
                                                               ---------       ---------
             Total stockholders' equity                           65,029          62,878
                                                               ---------       ---------
Commitments and contingent liabilities                                --             --

             Total liabilities and stockholders' equity        $ 262,123       $ 266,802
                                                               =========       =========



               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (in thousands except per share amounts)

                                                               Three Months
                                                              Ended March 31,
                                                             1996          1997
                                                           --------       -------
Revenues:
    Net premiums earned                                    $ 23,441       $23,000
    Net investment income                                     2,800         3,029
    Net realized investment gains                                 7           107
    Other revenues                                              126            61
                                                           --------       -------
             Total revenues                                  26,374        26,197
                                                           --------       -------
Expenses:

    Net losses and loss adjustment expenses                  18,817        17,896
    Amortization of deferred policy acquisition costs         6,212         6,095
    Other underwriting expenses                               1,673         1,589
                                                           --------       -------
             Total expenses                                  26,702        25,580
                                                           --------       -------
Income (loss) before income taxes                              (328)          617
Provision (benefit) for income taxes                            (67)          136
                                                           --------       -------
             Net income (loss)                             $   (261)      $   481
                                                           ========       =======

Primary and fully diluted earnings (loss) per share        $   (.08)      $   .16
                                                           ========       =======

Weighted average shares outstanding:

    Primary and fully diluted                                 3,222         3,035






               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (in thousands)

                                                    Three Months
                                                   Ended March 31,
                                                 1996           1997
                                               -----------------------
Common stock, beginning and end                $     32       $     32
                                               --------       --------
Additional paid in capital:
    Beginning of period                          35,302         35,372
    Exercise of common stock options                  9             83
                                               --------       --------
    End of period                                35,311         35,455
                                               --------       --------
Treasury stock:
    Beginning of period                            --           (2,983)
    Purchase of treasury shares                    --           (1,194)
                                               --------       --------
    End of period                                  --           (4,177)
                                               --------       --------
Unrealized investment losses, net of tax:
    Beginning of period                            (357)          (603)
    Depreciation                                   (733)        (1,374)
                                               --------       --------
    End of period                                (1,090)        (1,977)
                                               --------       --------
Accumulated earnings:
    Beginning of period                          34,993         33,211
    Net income (loss)                              (261)           481
    Cash dividends                                 (161)          (147)
                                               --------       --------
    End of period                                34,571         33,545
                                               --------       --------
             Total stockholders' equity        $ 68,824       $ 62,878
                                               ========       ========



               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                 (in thousands)

                                                             Three Months
                                                             Ended March 31,
                                                          1996           1997
                                                          -------------------
Cash flows from operations:
    Collection of premiums                              $ 23,190       $ 22,570
    Payment of losses and loss adjustment expenses       (15,614)       (16,905)
    Payment of other underwriting expenses               (10,180)        (8,530)
    Investment income received                             2,780          3,294
    Investment expenses paid                                 (36)           (72)
    Income taxes recovered                                   509           --
    Other cash receipts                                      126             61
                                                        --------       --------
        Net cash provided by operations                      775            418
                                                        --------       --------
Cash flows from investing activities:
    Proceeds from fixed maturities sold or matured         8,541         20,157
    Purchase of fixed maturities                          (3,891)       (19,083)
    Net increase in other long-term investments           (2,142)        (1,719)
    Net increase in short-term investments                (4,815)        (6,512)
    Purchase of equipment, net                               (35)            (5)
                                                        --------       --------
        Net cash used in investing activities             (2,342)        (7,162)
                                                        --------       --------
Cash flows from financing activities:

    Settlement of affiliate balances                       1,684           (819)
    Exercise of common stock options                           9             84
    Cash borrowed to purchase securities                    --            8,820
    Purchase of treasury stock                              --           (1,194)
    Cash dividends and other, net                           (161)          (150)
                                                        --------       --------
        Net cash provided by financing activities          1,532          6,741
                                                        --------       --------
        Decrease in cash and cash equivalents                (35)            (3)

Cash:

    Beginning of period                                       39             11
                                                        --------       --------
    End of period                                       $      4       $      8
                                                        ========       ========

               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    RECONCILIATION OF NET INCOME TO NET CASH

                             PROVIDED BY OPERATIONS

                                 (in thousands)

                                                                Three Months
                                                                Ended March 31,
                                                              1996          1997
                                                              ------------------
Net income (loss)                                           $  (261)      $   481

Adjustments:
    Depreciation and amortization                               (12)           31
    Realized investment gains                                    (7)         (107)

(Increase) decrease in assets:
    Interest due and accrued                                      3           218
    Premiums receivable                                       1,346         1,142
    Deferred policy acquisition costs                           526           525
    Ceded reinsurance balances receivable                        82           (19)
    Prepaid reinsurance premiums                                 94           150
    Federal income tax receivable                               659           163
    Deferred federal income tax benefit                        (217)          (28)
    Other assets                                                (14)         (148)

Increase (decrease) in liabilities:
    Reserve for losses and loss adjustment expenses           3,490         1,401
    Unearned premiums                                        (2,079)       (2,132)
    Other liabilities                                        (2,835)       (1,259)
                                                            -------       -------
             Net cash provided by operations                $   775       $   418
                                                            =======       =======


               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation and Basis of Presentation
   -----------------------------------------------------

The consolidated balance sheet as of March 31, 1997 and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows for the three months ended March 31, 1996 and 1997 are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of financial position and results of operations. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of Merchants Group, Inc. (the "Company"), its wholly-owned subsidiary, Merchants Insurance Company of New Hampshire, Inc. ("MNH"), and M.F.C. of New York, Inc., an inactive premium finance company which is a wholly-owned subsidiary of MNH. The accompanying consolidated financial statements should be read in conjunction with the following notes and the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") which differ in some respects from those followed in reports to insurance regulatory authorities. All significant intercompany balances and transactions have been eliminated. Certain 1996 amounts have been reclassified to conform with 1997 presentation.

2. Related Party Transactions
   --------------------------

The Company and MNH do not have any paid employees. Under a management agreement, Merchants Mutual Insurance Company ("Mutual"), which owns 8.5% of the Company's common stock at March 31, 1997, provides the Company and MNH with the facilities, management and personnel required to manage their day-to-day business. All underwriting, administrative, claims and investment expenses incurred on behalf of Mutual and MNH are shared on an allocated cost basis, determined as follows: for underwriting and administrative expenses, the respective share of total direct premiums written for Mutual and MNH serves as the basis of allocation; for claims expenses, the average number of outstanding claims is used; investment expenses are shared based on each company's share of total invested assets.

3. Earnings Per Share
   ------------------

Primary and fully diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each period, increased by the assumed exercise of 34,250 and 25,915 shares of common stock options in 1997 and 1996, respectively, which would have resulted in 7,303 and 7,770 additional shares outstanding, respectively, assuming the proceeds to the Company from exercise were used to purchase shares of the Company's common stock at its average market value per share during the quarter.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share". This statement prescribes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 simplifies current standards for computing EPS and makes such presentation consistent with international EPS standards.

The Company is required to adopt the requirements of SFAS No. 128 at the end of 1997. Earlier adoption is not permitted. The Company does not expect SFAS No. 128 to have a material impact on EPS.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 1997 As Compared to
------------------------------------------------------------------------------
the Three Months Ended March 31, 1996
-------------------------------------

Total revenues for the three months ended March 31, 1997 were $26,197,000, down 1% from $26,374,000 for the three months ended March 31, 1996.

Net premiums earned for the three months ended March 31, 1997 were $23,000,000, a decrease of $441,000 or 2% from $23,441,000 for the three months ended March 31, 1996. The decrease in net premiums earned primarily resulted from a 2% decrease in net premiums written. Direct premiums written for the three months ended March 31, 1997 were $22,542,000, a decrease of 2% from $23,043,000 for the three months ended March 31, 1996.

Voluntary personal lines direct premiums written for the three months ended March 31, 1997 were $9,139,000, an increase of 11% from $8,246,000 for the three months ended March 31, 1996, primarily due to private passenger automobile ("PPA") direct premiums written, which increased 12% from the year earlier period. This increase in PPA business resulted from a 6% increase in policies in force and a 6% increase in average premium per policy. Voluntary personal lines direct premiums written represented 44% and 39% of total voluntary direct premiums written for the three months ended March 31, 1997 and 1996, respectively.

Voluntary commercial lines direct premiums written for the three months ended March 31, 1997 were $11,672,000, a decrease of 10% from $12,908,000 for the three months ended March 31, 1996. This decrease resulted primarily from a 9% decrease in commercial lines policies in force. Policies in force at March 31, 1997 declined as compared to March 31, 1996 in each of the Company's commercial lines of business.

In 1997 the Company continued the program initiated in 1995 to increase its mandatory deductibles and its minimum premium levels on certain of its commercial lines of business, primarily its businessowners and multi-peril lines. In conjunction with these actions, the Company discounted its premium rates 15% for its workers' compensation line of business. These discounted rates combined with other refinements were designed to attract the entire insurance business of preferred risk commercial accounts and to eliminate certain small premium policies which were generally unprofitable. These actions contributed to the decrease in commercial lines policies in force.

Involuntary direct premiums written, primarily PPA insurance, which comprised 8% of all direct premiums written during the three months ended March 31, 1997 and 1996, decreased by 8% to $1,731,000 in the three months ended March 31, 1997 from $1,889,000 for the three months ended March 31, 1996.

Net investment income was $3,029,000 for the three months ended March 31, 1997, an increase of 8% from $2,800,000 for the three months ended March 31, 1996, due to a 7% increase in invested assets.

Net realized gains on the sale of investments were $107,000 for the three months ended March 31, 1997, an increase of $100,000 from $7,000 for the three months ended March 31, 1996.

Losses and loss adjustment expenses ("LAE") were $17,896,000 for the three months ended March 31, 1997, a decrease of $921,000 or 5% from $18,817,000 for the three months ended March 31, 1996. The loss and LAE ratio decreased to 77.8% for the three months ended March 31, 1997 from 80.3% for the three months ended March 31, 1996. Losses and LAE in the three months ended March 31, 1996 included $2,200,000 of losses related to unusually severe winter weather that affected the northeastern United States during that period. These higher than normal weather related losses increased the loss and LAE ratio in the three months ended March 31, 1996 by 9.4 percentage points.

The ratio of amortized policy acquisition costs and other underwriting expenses to net premiums earned decreased to 33.4% for the three months ended March 31, 1997 from 33.6% for the three months ended March 31, 1996. Commissions, premium taxes and other state assessments that vary directly with the Company's premium volume represented 21.0% of net premiums earned in the three months ended March 31, 1997 compared to 19.8% of net premiums earned in the three months ended March 31, 1996.

The Company's effective federal income tax rate for the three months ended March 31, 1997 was 22.0%. This rate was calculated based upon the Company's estimate of its effective federal income tax rate for all of 1997. Non-taxable investment income, primarily tax-exempt bond income reduced the Company's effective tax rate by 12 percentage points. During the three months ended March 31, 1996, the Company recorded an income tax benefit which resulted from its pre-tax loss.

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

Net cash provided by operations decreased $357,000 from $775,000 in the three months ended March 31, 1996 to $418,000 in the three months ended March 31, 1997. This decrease was primarily due to a $1,291,000 increase in the payment of losses and LAE, a $509,000 decrease in income taxes recovered, partially offset by a $1,650,000 decrease in other underwriting expenses paid.

Net cash used in investing activities increased $4,820,000 from $2,342,000 in the three months ended March 31, 1996 to $7,162,000 in the three months ended March 31, 1997. This increase in net cash used in investing activities resulted primarily from a $3,576,000 decrease in net cash provided by investments in fixed maturities and a $1,697,000 increase in net cash used to acquire short-term investments.

Net cash provided by financing activities increased $5,209,000 from $1,532,000 in the three months ended March 31, 1996 to $6,741,000 in the three months ended March 31, 1997, due to a $8,820,000 increase in cash borrowed to purchase securities, partially offset by a $1,194,000 increase in cash used to purchase common stock for treasury and a $2,503,000 increase in the amount owed to Mutual.

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

The Company generally designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as a component of stockholders' equity. During the three months ended March 31, 1997 the Company recorded a $1,374,000 increase in unrealized losses, net of tax. At March 31, 1997, the Company had recorded $1,977,000 of unrealized losses, net of tax, associated with its fixed maturity investments.

At March 31, 1997, the Company's portfolio of fixed maturities represented 87.1% of invested assets. Management believes that this level of bond holdings will not adversely affect the Company's liquidity because it expects that cash receipts from net premiums written and investment income will be sufficient to enable the Company to satisfy its cash obligations in 1997. Furthermore, a portion of the Company's bond portfolio is invested in mortgage-backed and other asset-backed securities, which, in addition to interest income, provide monthly paydowns of bond principal.

At March 31, 1997, $112,766,000 or 54.5% of the Company's investment portfolio was invested in mortgage-backed and other asset backed securities. The Company invests in a variety of collateralized mortgage obligation ("CMO") products but has not invested in the more volatile types of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company's CMO investments have an active secondary market and their effect on the Company's liquidity does not differ from that of other fixed maturity investments. The Company does not own any other derivative financial instruments.

At March 31, 1997, $2,339,000, or 1.1%, of the Company's investment portfolio was invested in non-investment grade securities.

On March 10, 1997 the Company announced that its Board of Directors authorized the repurchase of up to 100,000 additional shares of the Company's common stock. During the three months ended March 31, 1997, the Company repurchased 65,300 shares of its common stock. The Company is holding 226,000 shares of its common stock in treasury at March 31, 1997.

As a holding company, the Company is dependent on cash dividends from MNH to meet its obligations and pay any cash dividends. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's statutory policyholders' surplus as of the preceding December 31. The maximum amount of dividends that MNH could pay during any twelve month period ending in 1997 without the prior approval of the New Hampshire Insurance Commissioner is $4,391,000. MNH paid $500,000 in dividends to the Company during the three months ended March 31, 1997.

Under a management agreement, Mutual provides employees, services and facilities for MNH to conduct its insurance business on a cost reimbursed basis. The balance in the receivable from affiliate account represents the amount owed by Mutual to the Company for the difference between premiums collected and payments made for losses, employees, services and facilities by Mutual on behalf of MNH.

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

Industry and regulatory guidelines suggest that the ratio of a property-casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. MNH has consistently followed a business strategy that would allow it to meet this 3 to 1 regulatory guideline. For the first three months of 1997 MNH's ratio of net premiums written to statutory surplus, annualized for a full year, was 1.8 to 1.

                              PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

Channing T. Lushbough vs. Merchants Group, Inc., et al.
-------------------------------------------------------

On March 31, 1997, the New York State Supreme Court in New York City dismissed a shareholder derivative lawsuit brought against the Company, MNH, Mutual and certain directors of the Company and Mutual. The court held that the complaint failed to state a cause of action against any of the defendants. The lawsuit was originally filed in 1993 as a purported class action and was amended in 1995 to a derivative action after the court held that the plaintiff's claims were derivative in nature. The plaintiff alleged that the defendants breached their fiduciary obligations to the then minority shareholders of the Company and defrauded the minority shareholders by causing MNH to purchase from the Federal Deposit Insurance Corporation (the "FDIC") a surplus note issued by Mutual and simultaneously reducing the principal amount plus accrued return on such surplus note to $1,350,000, which is the amount MNH paid to the FDIC for the note, and by approving the public sale of the Company's common stock in July 1993 at what the plaintiff alleged was an inadequate price. After the lawsuit was amended to a derivative action, the Company's Board of Directors appointed a special committee composed of disinterested directors to review the merits of the case. That committee determined that the Company's Board had acted reasonably in approving the note restructuring and the public offering, and decided that the plaintiff's lawsuit should be dismissed. The court held that the case should be dismissed because the determination of the special committee to discontinue the lawsuit was valid and appropriate under Delaware law.

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

                                         MERCHANTS GROUP, INC.
                                         (Registrant)

Date: May 13, 1997                         By:/s/ Kenneth J. Wilson
                                              ---------------------
                                          Kenneth J. Wilson
                                          Chief Financial Officer and
                                          Treasurer (duly authorized
                                          officer of the registrant and
                                          chief accounting officer)