Form 10-Q
period 1997-06-30
MERCHANTS GROUP INC
filed 1997-08-08
CIK 803027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                  -------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1997:

                        2,965,702 SHARES OF COMMON STOCK.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (in thousands)

                                                         December 31,   June 30,
                          Assets                             1996        1997
                          ------                         ------------   --------
Investments:
  Fixed maturities:
    Held to maturity at amortized cost (fair value
        $19,921 in 1996 and $19,889 in 1997)                $ 19,549    $ 19,586
    Available for sale at fair value (amortized cost
        $163,500 in 1996 and $164,457 in 1997)               163,567     163,546
    Other long-term investments at fair value                 10,233      12,392
    Short-term investments                                     8,248      14,640
                                                            --------    --------
             Total investments                               201,597     210,164

Cash                                                              11           2
Interest due and accrued                                       1,793       1,818
Premiums receivable, net of allowance for doubtful
    accounts of $571 in 1996 and $577 in 1997                 20,501      20,780
Deferred policy acquisition costs                             12,396      12,334
Ceded reinsurance balances receivable                          7,835      10,306
Prepaid reinsurance premiums                                   2,932       2,715
Receivable from affiliate                                        327         854
Federal income tax receivable                                  1,266         739
Deferred federal income tax benefit                            6,645       6,541
Other assets                                                   6,820       6,786
                                                            --------    --------
             Total assets                                   $262,123    $273,039
                                                            ========    ========







                 See Notes to Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                       (in thousands except share amounts)

                                                          December 31,    June 30,
                                                              1996          1997
                                                          ------------    ---------
        Liabilities and Stockholders' Equity
        ------------------------------------
Liabilities:
    Reserve for losses and loss adjustment expenses         $ 133,479    $ 136,414
    Unearned premiums                                          49,710       49,257
    Payable for securities                                       --          8,884
    Other liabilities                                          13,905       13,197
                                                            ---------    ---------
             Total liabilities                                197,094      207,752
                                                            ---------    ---------
Stockholders' equity:
    Common stock, 10,000,000 shares authorized, 3,220,352
     shares issued at December 31, 1996 and 3,226,102
     shares issued at June 30, 1997                                32           32
    Additional paid in capital                                 35,372       35,455
    Treasury stock, 160,700 shares at December 31, 1996
        and 235,000 shares at June 30, 1997                    (2,983)      (4,357)
    Unrealized investment losses, net of tax                     (603)        (296)
    Accumulated earnings                                       33,211       34,453
                                                            ---------    ---------
             Total stockholders' equity                        65,029       65,287
                                                            ---------    ---------
Commitments and contingent liabilities                           --           --
             Total liabilities and stockholders' equity     $ 262,123    $ 273,039
                                                            =========    =========





                 See Notes to Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (in thousands except per share amounts)

                                                 Three Months            Six Months
                                                Ended  June 30,         Ended June 30,
                                               1996        1997        1996       1997
                                               ----------------        ---------------
Revenues:
    Net premiums earned                      $ 24,432    $ 24,158    $ 47,873   $ 47,158
    Net investment income                       2,807       3,190       5,607      6,219
    Net realized investment gains (losses)        935          (4)        942        103
    Other revenues (expenses)                     (68)         25          58         86
                                             --------    --------    --------   --------
             Total revenues                    28,106      27,369      54,480     53,566
                                             --------    --------    --------   --------
Expenses:
    Net losses and loss adjustment
        expenses                               17,575      17,768      36,392     35,664
    Amortization of deferred policy
        acquisition costs                       6,474       6,402      12,686     12,497
    Other underwriting expenses                 1,406       1,804       3,079      3,393
                                             --------    --------    --------   --------
             Total expenses                    25,455      25,974      52,157     51,554
                                             --------    --------    --------   --------
Income before income taxes                      2,651       1,395       2,323      2,012
Provision for income taxes                        586         336         519        472
                                             --------    --------    --------   --------
             Net income                      $  2,065    $  1,059    $  1,804   $  1,540
                                             ========    ========    ========   ========
Primary and fully diluted earnings per
    share                                    $    .64    $    .35    $    .56   $    .51
                                             ========    ========    ========   ========
Weighted average shares outstanding:
    Primary and fully diluted                   3,212       3,008       3,219      3,022


                 See Notes to Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (in thousands)

                                                Six Months
                                               Ended June 30,
                                              1996        1997
                                            --------------------
Common stock, beginning and end             $     32    $     32
                                            --------    --------
Additional paid in capital:
    Beginning of period                       35,302      35,372
    Exercise of common stock options               9          83
                                            --------    --------
    End of period                             35,311      35,455
                                            --------    --------
Treasury stock:
    Beginning of period                         --        (2,983)
    Purchase of treasury shares                 (441)     (1,374)
                                            --------    --------
    End of period                               (441)     (4,357)
                                            --------    --------
Unrealized investment losses, net of tax:
    Beginning of period                         (357)       (603)
    Appreciation (depreciation)               (1,605)        307
                                            --------    --------
    End of period                             (1,962)       (296)
                                            --------    --------
Accumulated earnings:
    Beginning of period                       34,993      33,211
    Net income                                 1,804       1,540
    Cash dividends                              (321)       (298)
                                            --------    --------
    End of period                             36,476      34,453
                                            --------    --------
             Total stockholders' equity     $ 69,416    $ 65,287
                                            ========    ========










                 See Notes to Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                 (in thousands)

                                                              Six Months
                                                            Ended June 30,
                                                       1996                1997
                                                     ----------------------------
Cash flows from operations:
    Collection of premiums                           $ 46,002            $ 44,989
    Payment of losses and loss adjustment expenses    (33,731)            (33,564)
    Payment of other underwriting expenses            (17,163)            (16,474)
    Investment income received                          5,716               6,259
    Investment expenses paid                             (119)               (154)
    Income taxes recovered                                510                --
    Other cash receipts                                    58                  86
                                                     --------            --------
        Net cash provided by operations                 1,273               1,142
                                                     --------            --------
Cash flows from investing activities:
    Proceeds from fixed maturities sold or matured     28,965              42,374
    Purchase of fixed maturities                      (26,407)            (42,210)
    Net increase in other long-term investments          (688)             (1,679)
    Net increase in short-term investments             (9,951)             (6,392)
    Purchase of equipment, net                           (201)                (12)
                                                     --------            --------
        Net cash used in investing activities          (8,282)             (7,919)
                                                     --------            --------
Cash flows from financing activities:
    Settlement of affiliate balances                   (1,029)               (527)
    Exercise of common stock options                        9                  83
    Cash borrowed to purchase securities                8,786               8,884
    Purchase of treasury stock                           (441)             (1,374)
    Cash dividends on common stock                       (321)               (298)
                                                     --------            --------
        Net cash provided by financing activities       7,004               6,768
                                                     --------            --------
        Decrease in cash and cash equivalents              (5)                 (9)

Cash:
    Beginning of period                                    39                  11
                                                     --------            --------
    End of period                                    $     34            $      2
                                                     ========            ========

                 See Notes to Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    RECONCILIATION OF NET INCOME TO NET CASH

                             PROVIDED BY OPERATIONS

                                 (in thousands)

                                                          Six Months
                                                        Ended June 30,
                                                        1996      1997
                                                      ------------------
Net income                                            $ 1,804    $ 1,540
Adjustments:
    Depreciation and amortization                         (27)        21
    Realized investment gains                            (942)      (103)

(Increase) decrease in assets:
    Interest due and accrued                              115        (25)
    Premiums receivable                                (1,606)      (279)
    Deferred policy acquisition costs                      55         62
    Ceded reinsurance balances receivable                (712)    (2,471)
    Prepaid reinsurance premiums                          (24)       217
    Federal income tax receivable                         915        527
    Deferred federal income tax benefit                   114        (54)
    Other assets                                         (140)       (67)

Increase (decrease) in liabilities:
    Reserve for losses and loss adjustment expenses     3,522      2,935
    Unearned premiums                                    (184)      (453)
    Other liabilities                                  (1,617)      (708)
                                                      -------    -------

             Net cash provided by operations          $ 1,273    $ 1,142
                                                      =======    =======









                 See Notes to Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation and Basis of Presentation
   -----------------------------------------------------

The consolidated balance sheet as of June 30, 1997 and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows for the six months ended June 30, 1996 and 1997 are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of financial position and results of operations. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

2. Related Party Transactions
   --------------------------

The Company and MNH do not have any paid employees. Under a management agreement, Merchants Mutual Insurance Company ("Mutual"), which owns 8.5% of the Company's common stock at June 30, 1997, provides the Company and MNH with the facilities, management and personnel required to manage their day-to-day business. All underwriting, administrative, claims and investment expenses incurred on behalf of Mutual and MNH are shared on an allocated cost basis, determined as follows: for underwriting and administrative expenses, the respective share of total direct premiums written for Mutual and MNH serves as the basis of allocation; for claims expenses, the average number of outstanding claims is used; investment expenses are shared based on each company's share of total invested assets.

3. Earnings Per Share
   ------------------

Primary and fully diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each period, increased by the assumed exercise of 34,250 and 48,458 shares of common stock options in 1997 and 1996, respectively, which would have resulted in 9,275 and 11,954 additional shares outstanding, respectively, assuming the proceeds to the Company from exercise were used to purchase shares of the Company's common stock at its average market value per share during the quarter.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Six Months Ended June 30, 1997 As Compared to the
-------------------------------------------------------------------------------
Six Months Ended June 30, 1996
------------------------------

Total revenues for the six months ended June 30, 1997 were $53,566,000, down 2% from $54,480,000 for the six months ended June 30, 1996.

Net premiums earned for the six months ended June 30, 1997 were $47,158,000, a decrease of $715,000, or 2%, from $47,873,000 for the six months ended June 30, 1996. The decrease in net premiums earned primarily resulted from a 2% decrease in net premiums written. Direct premiums written for the six months ended June 30, 1997 were $48,763,000, a decrease of 3% from $50,152,000 for the six months ended June 30, 1996.

Voluntary personal lines direct premiums written for the six months ended June 30, 1997 were $19,162,000, an increase of 7% from $17,862,000 for the six months ended June 30, 1996, primarily due to private passenger automobile ("PPA") direct premiums written, which increased 8% from the year earlier period. This increase in PPA business resulted from a 4% increase in policies in force and a 4% increase in average premium per policy. Voluntary personal lines direct premiums written represented 39% and 36% of total voluntary direct premiums written for the six months ended June 30, 1997 and 1996, respectively.

Voluntary commercial lines direct premiums written for the six months ended June 30, 1997 were $25,058,000, a decrease of 11% from $28,097,000 for the six months ended June 30, 1996. This decrease resulted primarily from a 35% reduction in workers' compensation premiums written, as the Company discontinued writing several classes of this line of business during the fourth quarter of 1996 and the first quarter of 1997 due to their lack of profitability.

Involuntary direct premiums written, primarily PPA insurance, which comprised 9% and 8%, of all direct premiums written during the six months ended June 30, 1997 and 1996, increased by 8% to $4,543,000 in the six months ended June 30, 1997 from $4,193,000 for the six months ended June 30, 1996.

Net investment income was $6,219,000 for the six months ended June 30, 1997, an increase of 11% from $5,607,000 for the six months ended June 30, 1996. Average invested assets during the six months ended June 30, 1997 increased 4% compared to the same period 1996. On a taxable equivalent basis using statutory tax rates, net investment income increased 7%. The percentage increase in net investment income on a taxable equivalent basis was lower than the percentage increase in net investment income, due to a reduction in the percentage of invested assets allocated to tax exempt investments compared to the prior period.

Net realized gains on the sale of investments were $103,000 for the six months ended June 30, 1997, a decrease of $839,000 from $942,000 for the six months ended June 30, 1996. Realized gains of $942,000 recorded during the six months ended June 30, 1996 included a $900,000 gain on the sale of the Company's investment in Signet Group, PLC.

Other revenues of $86,000 for the six months ended June 30, 1997 were substantially unchanged from $58,000 for the six months ended June 30, 1996.

Losses and loss adjustment expenses ("LAE") were $35,664,000 for the six months ended June 30, 1997, a decrease of $728,000 or 2% from $36,392,000 for the six months ended June 30, 1996. The loss and LAE ratio decreased to 75.6% for the six months ended June 30, 1997 from 76.0% for the six months ended June 30, 1996. Losses and LAE in the six months ended June 30, 1996 included $2,200,000 of losses related to unusually severe winter weather that affected the northeastern United States during that period. These higher than normal weather related losses increased the loss and LAE ratio in the six months ended June 30, 1996 by 4.6 percentage points.

The ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned increased to 33.7% for the six months ended June 30, 1997 from 32.9% for the six months ended June 30, 1996, primarily due to higher expenses associated with premiums assumed from involuntary market pools. Commissions, premium taxes and other state assessments that vary directly with the Company's premium volume represented 21.4% of net premiums earned in the six months ended June 30, 1997 compared to 20.3% of net premiums earned in the six months ended June 30, 1996, primarily due to the higher expenses from involuntary market pools.

The Company's effective federal income tax rate for the six months ended June 30, 1997 was 23.5%. This rate was calculated based upon the Company's estimate of its effective federal income tax rate for all of 1997. Non-taxable investment income, primarily tax-exempt bond income, reduced the Company's effective tax rate by 10 percentage points.

Results of Operations for the Three Months Ended June 30, 1997 As Compared to
-----------------------------------------------------------------------------
the Three Months Ended June 30, 1996
------------------------------------

Total revenues for the three months ended June 30, 1997 were $27,369,000, a decrease of $737,000, or 3%, from $28,106,000 for the three months ended June 30, 1996.

Net premiums earned for the three months ended June 30, 1997 were $24,158,000, a decrease of $274,000, or 1%, from $24,432,000 for the three months ended June 30, 1996. The decrease in net premiums earned resulted primarily from a 1% decrease in net premiums written to $25,903,000 for the three months ended June 30, 1997 from $26,209,000 for the three months ended June 30, 1996.

Net investment income was $3,190,000 for the three months ended June 30, 1997, an increase of 14% from $2,807,000 for the same period in 1996. Average invested assets during the three months ended June 30, 1997 increased 4% compared to the three months ended June 30, 1996. On a taxable equivalent basis, calculated using statutory rates, net investment income increased 9%.

Losses and LAE were $17,768,000 for the three months ended June 30, 1997, an increase of $193,000, or 1%, from $17,575,000 for the three months ended June 30, 1996. The loss and LAE ratio increased to 73.5% for the three months ended June 30, 1997 from 71.9% for the three months ended June 30, 1996.

The ratio of the amortization of deferred policy acquisition costs and other underwriting expenses to net premiums earned increased to 34.0% for the three months ended June 30, 1997 from 32.3% for the three months ended June 30, 1996 primarily due to higher expenses associated with premiums assumed from involuntary market pools.

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

Net cash provided by operations decreased $131,000 to $1,142,000 in the six months ended June 30, 1997 from $1,273,000 in the six months ended June 30, 1996.

Net cash used in investing activities decreased $363,000 to $7,919,000 in the six months ended June 30, 1997 from $8,282,000 in the six months ended June 30, 1996. This decrease in net cash used in investing activities resulted primarily from a $2,394,000 decrease in net cash provided by the purchase and sale of investments in fixed maturities, a $3,559,000 decrease in net cash used to acquire short-term investments and a $991,000 increase in net cash used to acquire other long-term investments.

Net cash provided by financing activities decreased $236,000 to $6,768,000 in the six months ended June 30, 1997 from $7,004,000 in the six months ended June 30, 1996, primarily due to a $933,000 increase in cash used to repurchase the Company's common stock which was partially offset by a $502,000 decrease in cash paid to Mutual as settlement of affiliate balances.

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

The Company generally designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to the Company's investments are recorded as a component of stockholders' equity. During the six months ended June 30, 1997 the Company recorded a $307,000 decrease in unrealized losses, net of tax. At June 30, 1997, the Company had recorded $296,000 of unrealized losses, net of tax, associated with its investment portfolio.

At June 30, 1997, the Company's portfolio of fixed maturities represented 87.1% of invested assets. Management believes that this level of bond holdings will not adversely affect the Company's liquidity because it expects that cash receipts from net premiums written and investment income will be sufficient to enable the Company to satisfy its cash obligations in 1997. Furthermore, a portion of the Company's bond portfolio is invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide monthly paydowns of bond principal.

At June 30, 1997, $115,034,000 or 55% of the Company's investment portfolio was invested in mortgage-backed and other asset-backed securities. The Company invests in a variety of collateralized mortgage obligation ("CMO") products but has not invested in the more volatile types of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company's CMO investments have an active secondary market and their effect on the Company's liquidity does not differ from that of other fixed maturity investments. The Company does not own any other derivative financial instruments.

At June 30, 1997, $2,344,000, or 1.1%, of the Company's investment portfolio was invested in non-investment grade securities.

During the six months ended June 30, 1997, the Company repurchased 74,300 shares of its common stock at an average price of $18.49 per share. As of July 31, 1997, the Company had repurchased 35,400 of the 100,000 shares of its common stock authorized by its Board of Directors on March 10, 1997. The Company was holding 260,400 shares of its common stock in treasury at July 31, 1997.

As a holding company, the Company is dependent on cash dividends from MNH to meet its obligations and pay any cash dividends. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's statutory policyholders' surplus as of the preceding December 31. The maximum amount of dividends that MNH could pay during any twelve month period ending in 1997 without the prior approval of the New Hampshire Insurance Commissioner is $4,391,000. MNH paid $800,000 in dividends to the Company during the six months ended June 30, 1997. On July 24, 1997, MNH declared an additional $1,000,000 cash dividend to the Company to be paid on August 15, 1997.

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

Industry and regulatory guidelines suggest that the ratio of a property-casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. MNH has consistently followed a business strategy that would allow it to meet this 3 to 1 regulatory guideline. For the first six months of 1997 MNH's ratio of net premiums written to statutory surplus, annualized for a full year, was 2.0 to 1.

                              PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

Channing T. Lushbough vs. Merchants Group, Inc., et al.
-------------------------------------------------------

On March 31, 1997, the New York State Supreme Court in New York City dismissed a shareholder derivative lawsuit brought against the Company, MNH, Mutual and certain directors of the Company and Mutual (collectively, the "defendants"). The court held that the complaint failed to state a cause of action against any of the defendants. The lawsuit was originally filed in 1993 as a purported class action and was amended in 1995 to a derivative action after the court held that the plaintiff's claims were derivative in nature. The plaintiff alleged that the defendants breached their fiduciary obligations to the then minority shareholders of the Company and defrauded the minority shareholders by causing MNH to purchase from the Federal Deposit Insurance Corporation (the "FDIC") a surplus note issued by Mutual and simultaneously reducing the principal amount plus accrued return on such surplus note to $1,350,000, which is the amount MNH paid to the FDIC for the note, and by approving the public sale of the Company's common stock in July 1993 at what the plaintiff alleged was an inadequate price. After the lawsuit was amended to a derivative action, the Company's Board of Directors appointed a special committee composed of disinterested directors to review the merits of the case. That committee determined that the Company's Board had acted reasonably in approving the note restructuring and the public offering, and decided that the plaintiff's lawsuit should be dismissed. The court held that the case should be dismissed because the determination of the special committee to discontinue the lawsuit was valid and appropriate under Delaware law. The plaintiff has appealed the court's position and has also filed a motion with the court for permission to renew and reargue the defendants' motion to dismiss. The plaintiff's motion was argued on July 28, 1997 and the court has it under consideration.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     On May 7, 1997 the Company held its annual meeting of stockholders. During the meeting, Henry P.Semmelhack and Robert M. Zak were re-elected Directors of the Company for three year terms to expire at the annual meeting in 2000. Brent
D. Baird, Frank J. Colantuono and Richard E. Garman are Directors of the Company whose terms of office as Director continue beyond the date of the meeting. Mr. Baird's and Mr. Garman's terms expire in 1998, and Mr. Colantuono's term expires in 1999.

      A summary of stockholder voting with respect to the election of Directors follows:

                           Election          Election
                               of               of
                          H. Semmelhack        R. Zak
                          -------------      --------
For                         2,666,678        2,666,478
Withheld                        6,037            6,237

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

               *     *     *     *      *      *      *     *

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

                Certain statements made in this Quarterly Report on Form 10-Q constitute forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks and uncertainties include, but are not limited to, those associated with factors affecting the property-casualty insurance industry generally, including price competition, size and frequency of claims, increasing crime rates, escalating damage awards, natural disasters, fluctuations in interest rates and general business conditions; the Company's dependence on investment income; the geographic concentration of the Company's business in the Northeastern United States and in particular in New York, New Hampshire, New Jersey, Rhode Island, Pennsylvania and Massachusetts; the adequacy of the Company's loss reserves; government regulation of the insurance industry; exposure to environmental claims; dependence of the Company on its relationship with Mutual; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Commission. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the filing of this report.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MERCHANTS GROUP, INC.
                                               (Registrant)

Date: August 7, 1997                       By: /s/ Kenneth J. Wilson
                                              ---------------------
                                               Kenneth J. Wilson
                                               Chief Financial Officer and
                                               Treasurer (duly authorized
                                               officer of the registrant and
                                               chief accounting officer)