Form 10-Q
period 1997-09-30
MERCHANTS GROUP INC
filed 1997-11-12
CIK 803027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                  -------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 28, 1997:


                        2,908,202 SHARES OF COMMON STOCK.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (in thousands)

                                                         December 31,  September 30,
                          ASSETS                             1996          1997
                          ------                         ------------  -------------
Investments:
  Fixed maturities:
     Held to maturity at amortized cost (fair value
          $19,921 in 1996 and $20,218 in 1997)             $ 19,549      $ 19,607
     Available for sale at fair value (amortized cost
         $163,500 in 1996 and $163,734 in 1997)             163,567       164,517
   Preferred stock at fair value (cost $7,928
       in 1996 and $10,025 in 1997)                           7,928        10,624
   Other long-term investments at fair value                  2,305         1,591
   Short-term investments                                     8,248        20,210
                                                           --------      --------
             Total investments                              201,597       216,549

Cash                                                             11             7
Interest due and accrued                                      1,793         1,565
Premiums receivable, net of allowance for doubtful
    accounts of $571 in 1996 and $560 in 1997                20,501        20,921
Deferred policy acquisition costs                            12,396        12,628
Ceded reinsurance balances receivable                         7,835         8,684
Prepaid reinsurance premiums                                  2,932         2,831
Receivable from affiliate                                       327         1,810
Federal income tax receivable                                 1,266           506
Deferred federal income tax benefit                           6,645         6,002
Other assets                                                  6,820         7,244
                                                           --------      --------
             Total assets                                  $262,123      $278,747
                                                           ========      ========





                 See Notes to Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                       (in thousands except share amounts)

                                                              December 31,   September 30,
                                                                 1996            1997
                                                              ------------   -------------
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Liabilities:
    Reserve for losses and loss adjustment expenses            $ 133,479       $ 136,079
    Unearned premiums                                             49,710          50,485
    Payable for securities                                          --            11,068
    Other liabilities                                             13,905          14,988
                                                               ---------       ---------
             Total liabilities                                   197,094         212,620
                                                               ---------       ---------
Stockholders' equity:
    Common stock, 10,000,000 shares authorized, 3,220,352
      shares issued at December 31, 1996 and 3,226,102
      shares issued at September 30, 1997                             32              32
    Additional paid in capital                                    35,372          35,455
    Treasury stock, 160,700 shares at December 31, 1996
      and 317,500 shares at September 30, 1997                    (2,983)         (5,866)
    Unrealized investment gains (losses), net of tax                (603)            912
    Accumulated earnings                                          33,211          35,594
                                                               ---------       ---------
             Total stockholders' equity                           65,029          66,127
                                                                               ---------
Commitments and contingent liabilities                              --              --

             Total liabilities and stockholders' equity        $ 262,123       $ 278,747
                                                               =========       =========




                 See Notes to Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (in thousands except per share amounts)

                                                Three Months                 Nine Months
                                             Ended September 30,         Ended September 30,
                                              1996          1997         1996          1997
                                            ----------------------      ---------------------
Revenues:
    Net premiums earned                     $ 23,924       $23,764      $71,797      $70,922
    Net investment income                      2,921         3,223        8,528        9,442
    Net realized investment gains                 58             9        1,000          112
    Other revenues                               144            77          202          163
                                            --------       -------      -------      -------
             Total revenues                   27,047        27,073       81,527       80,639
                                            --------       -------      -------      -------
Expenses:
    Net losses and loss adjustment
        expenses                              18,420        17,488       54,812       53,152
    Amortization of deferred policy
        acquisition costs                      6,340         6,297       19,026       18,794
    Other underwriting expenses                2,048         1,599        5,127        4,992
                                            --------       -------      -------      -------
             Total expenses                   26,808        25,384       78,965       76,938
                                            --------       -------      -------      -------
Income before income taxes                       239         1,689        2,562        3,701
Provision (benefit) for income taxes             (71)          400          448          872
                                            --------       -------      -------      -------
             Net income                     $    310       $ 1,289      $ 2,114      $ 2,829
                                            ========       =======      =======      =======
Primary and fully diluted earnings per
    share                                   $    .10       $   .43      $   .66      $   .94
                                            ========       =======      =======      =======
Weighted average shares outstanding:
    Primary and fully diluted                  3,182         2,966        3,208        3,002









                 See Notes to Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (in thousands)

                                                             Nine Months
                                                         Ended September 30,
                                                         1996           1997
                                                         -------------------
Common stock, beginning and end                        $     32       $     32
                                                       --------       --------
Additional paid in capital:
    Beginning of period                                  35,302         35,372
    Exercise of common stock options                         38             83
                                                       --------       --------
    End of period                                        35,340         35,455
                                                       --------       --------
Treasury stock:
    Beginning of period                                    --           (2,983)
    Purchase of treasury shares                          (1,475)        (2,883)
                                                       --------       --------
    End of period                                        (1,475)        (5,866)
                                                       --------       --------
Unrealized investment gains (losses), net of tax:
    Beginning of period                                    (357)          (603)
    Appreciation (depreciation)                          (1,112)         1,515
                                                       --------       --------
    End of period                                        (1,469)           912
                                                       --------       --------
Accumulated earnings:
    Beginning of period                                  34,993         33,211
    Net income                                            2,114          2,829
    Cash dividends                                         (479)          (446)
                                                       --------       --------
    End of period                                        36,628         35,594
                                                       --------       --------
             Total stockholders' equity                $ 69,056       $ 66,127
                                                       ========       ========










                 See Notes to Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                 (in thousands)

                                                                       Nine Months
                                                                   Ended September 30,
                                                                1996                    1997
                                                              --------------------------------
Cash flows from operations:
    Collection of premiums                                    $ 71,909               $ 70,394
    Payment of losses and loss adjustment expenses             (49,737)               (50,426)
    Payment of other underwriting expenses                     (25,174)               (23,246)
    Investment income received                                   8,845                  9,747
    Investment expenses paid                                      (180)                  (229)
    Income taxes (paid) recovered                                  213                   (250)
    Other cash receipts                                            202                    163
                                                              --------               --------
        Net cash provided by operations                          6,078                  6,153
                                                              --------               --------
Cash flows from investing activities:
    Proceeds from fixed maturities sold or matured              52,758                 60,450
    Purchase of fixed maturities                               (49,815)               (59,523)
    Purchase of preferred stock                                 (3,924)                (2,067)
    Net decrease in other long-term investments                  2,221                    714
    Net increase in short-term investments                     (11,993)               (11,962)
    Purchase of equipment, net                                    (413)                  (108)
                                                              --------               --------
        Net cash used in investing activities                  (11,166)               (12,496)
                                                              --------               --------
Cash flows from financing activities:
    Settlement of affiliate balances                            (1,726)                (1,483)
    Exercise of common stock options                                38                     83
    Cash borrowed to purchase securities                         8,946                 11,068
    Purchase of treasury stock                                  (1,475)                (2,883)
    Cash dividends on common stock                                (479)                  (446)
                                                              --------               --------
        Net cash provided by financing activities                5,304                  6,339
                                                              --------               --------
        Increase (decrease) in cash and cash equivalents           216                     (4)

Cash:
    Beginning of period                                             39                     11
                                                              --------               --------
    End of period                                             $    255               $      7
                                                              ========               ========


                 See Notes to Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    RECONCILIATION OF NET INCOME TO NET CASH

                             PROVIDED BY OPERATIONS

                                 (in thousands)

                                                              Nine Months
                                                          Ended September 30,
                                                          1996          1997
                                                         ---------------------
Net income                                               $ 2,114       $ 2,829
Adjustments:
    Depreciation and amortization                              2            17
    Realized investment gains                             (1,000)         (112)

(Increase) decrease in assets:
    Interest due and accrued                                 290           228
    Premiums receivable                                     (373)         (420)
    Deferred policy acquisition costs                       (127)         (232)
    Ceded reinsurance balances receivable                 (1,285)         (849)
    Prepaid reinsurance premiums                               1           101
    Federal income tax receivable                             38           760
    Deferred federal income tax benefit                      624          (138)
    Other assets                                             (52)         (489)

Increase (decrease) in liabilities:
    Reserve for losses and loss adjustment expenses        6,543         2,600
    Unearned premiums                                        476           775
    Other liabilities                                     (1,173)        1,083
                                                         -------       -------
             Net cash provided by operations             $ 6,078       $ 6,153
                                                         =======       =======


                 See Notes to Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PRINCIPLES  OF  CONSOLIDATION  AND  BASIS  OF  PRESENTATION
   -----------------------------------------------------------

The consolidated balance sheet as of September 30, 1997 and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows for the nine months ended September 30, 1996 and 1997 are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of financial position and results of operations. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which prescribes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 simplifies current standards for computing EPS and makes such presentation consistent with international EPS standards. The Company is required to adopt the requirements of SFAS No. 128 at the end of 1997. Earlier adoption is not permitted. The Company does not expect SFAS No. 128 to have a material impact on EPS.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting of comprehensive income in a full set of general-purpose financial statements. Comprehensive income, as described in SFAS No. 130, includes net income as well as items under existing accounting standards that are reported as adjustments to stockholders' equity. Such adjustments to stockholders' equity include unrealized gains and losses on certain investments in debt and equity securities.

The Company is required to adopt SFAS No. 130 in the first quarter of 1998 Earlier application is permitted. The Company is currently in the process of determining the presentation of comprehensive income and its components within the guidelines established by SFAS No. 130.

2. RELATED PARTY TRANSACTIONS
   --------------------------

The Company and MNH do not have any paid employees. Under a management agreement, Merchants Mutual Insurance Company ("Mutual"), which owns 8.8% of the Company's common stock outstanding at September 30, 1997, provides the Company and MNH with the facilities, management and personnel required to manage their day-to-day business. All underwriting, administrative, claims and investment expenses incurred on behalf of Mutual and MNH are shared on an allocated cost basis, determined as follows: for underwriting and administrative expenses, the respective share of total direct premiums written for Mutual and MNH serves as the basis of allocation; for claims expenses, the average number of outstanding claims is used; investment expenses are shared based on each company's share of total invested assets.

3. EARNINGS  PER  SHARE
   --------------------

Primary and fully diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each period, increased by the assumed exercise of 34,250 and 45,708 shares of common stock options in 1997 and 1996, respectively, which would have resulted in 6,879 and 9,785 additional shares outstanding, respectively, assuming the proceeds to the Company from exercise were used to purchase shares of the Company's common stock at its average market value per share during the quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED
------------------------------------------------------------------------------
TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996
-------------------------------------------

Total revenues for the nine months ended September 30, 1997 were $80,639,000, down 1% from $81,527,000 for the nine months ended September 30, 1996.

Net premiums earned for the nine months ended September 30, 1997 were $70,922,000, a decrease of $875,000, or 1%, from $71,797,000 for the nine months ended September 30, 1996. The decrease in net premiums earned was consistent with the change in direct premiums written. Direct premiums written for the nine months ended September 30, 1997 were $75,204,000, substantially unchanged from $75,207,000 for the nine months ended September 30, 1996.

Voluntary personal lines direct premiums written for the nine months ended September 30, 1997 were $29,773,000, an increase of 6% from $27,995,000 for the nine months ended September 30, 1996, primarily due to private passenger automobile ("PPA") direct premiums written, which increased 7% from the year earlier period. This increase in PPA business resulted from a 3% increase in the number of policies in force and a 4% increase in average premium per policy. Voluntary personal lines direct premiums written represented 44% and 40% of total voluntary direct premiums written for the nine months ended September 30, 1997 and 1996, respectively.

Voluntary commercial lines direct premiums written for the nine months ended September 30, 1997 were $37,536,000, a decrease of 9% from $41,142,000 for the nine months ended September 30, 1996. This decrease resulted primarily from a 34% reduction in workers' compensation direct premiums written, due to the Company's decision to exit certain unprofitable classes of that business during the fourth quarter of 1996 and the first nine months of 1997.

Involuntary direct premiums written, primarily PPA insurance, which comprised 10% and 8%, of all direct premiums written during the nine months ended September 30, 1997 and 1996 respectively, increased by 30% to $7,895,000 in the nine months ended September 30, 1997 from $6,069,000 for the nine months ended September 30, 1996. This increase resulted from increased mandatory assignments from the New York Automobile Insurance Plan (the "Plan"), which provides coverage for individuals who are unable to obtain auto insurance in the voluntary market. Assignments from the Plan vary depending upon a company's voluntary PPA market share and the size of the Plan.

Net investment income was $9,442,000 for the nine months ended September 30, 1997, an increase of 11% from $8,528,000 for the nine months ended September 30, 1996. Average invested assets during the nine months ended September 30, 1997 increased 4% compared to the same period 1996. On a taxable equivalent basis using statutory tax rates, net investment income increased 7%. The percentage increase in net investment income on a taxable equivalent basis was lower than the percentage increase in net investment income, due to a reduction in the percentage of invested assets allocated to tax exempt investments compared to the prior period.

Net realized gains on the sale of investments were $112,000 for the nine months ended September 30, 1997, a decrease of $888,000 from $1,000,000 for the nine months ended September 30, 1996. Realized gains during the nine months ended September 30, 1996 included a $900,000 gain on the sale of the Company's investment in Signet Group, PLC.

Losses and loss adjustment expenses ("LAE") were $53,152,000 for the nine months ended September 30, 1997, a decrease of $1,660,000 or 3% from $54,812,000 for the nine months ended September 30, 1996. The loss and LAE ratio decreased to 74.9% for the nine months ended September 30, 1997 from 76.3% for the nine months ended September 30, 1996. Losses and LAE in the nine months ended September 30, 1996 included $2,200,000 of losses related to unusually severe winter weather that affected the northeastern United States during that period. These higher than normal weather related losses increased the loss and LAE ratio in the nine months ended September 30, 1996 by 3.1 percentage points. There has not been comparable severe winter weather during the first nine months of 1997.

The ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned decreased to 33.5% for the nine months ended September 30, 1997 from 33.6% for the nine months ended September 30, 1996. Commissions, premium taxes and other state assessments that vary directly with the Company's premium volume represented 20.5% of net premiums earned in the nine months ended September 30, 1997 compared to 20.8% of net premiums earned in the nine months ended September 30, 1996.

The Company's effective federal income tax rate for the nine months ended September 30, 1997 was 23.6%. This rate was calculated using the Company's estimate of its effective federal income tax rate for all of 1997. Non-taxable investment income, primarily tax-exempt bond income, reduced the Company's effective tax rate by approximately 10 percentage points. During the nine months ended September 30, 1996, the Company recorded an income tax benefit equal to 29.7% of its pre-tax income. An income tax benefit resulted since tax exempt income was larger than pre-tax income.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED
-------------------------------------------------------------------------------
TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996
--------------------------------------------

Total revenues for the three months ended September 30, 1997 were $27,073,000, substantially unchanged from $27,047,000 for the three months ended September 30, 1996.

Net premiums earned for the three months ended September 30, 1997 were $23,764,000, a decrease of $160,000, or less than 1%, from $23,924,000 for the three months ended September 30, 1996. Net premiums written for the three months ended September 30, 1997 were $24,877,000, an increase of $269,000, or 1%, from $24,608,000 for the three months ended September 30, 1996. Direct premiums written for the three months ended September 30, 1997 were $26,441,000, an increase of $1,386,000, or 6%, from $25,055,000 for the three months ended September 30, 1996. The increase in net premiums written was less than the increase in direct premiums written due to a $1,084,000 decrease in assumed premiums written, primarily from the National Workers' Compensation Pool. This pool provides insurance coverage to insureds that are unable to obtain workers' compensation insurance in the voluntary market, in certain states in which the Company sells insurance.

Voluntary personal lines direct premiums written for the three months ended September 30, 1997 were $10,611,000, an increase of $478,000 or 5% from $10,133,000 for the three months ended September 30, 1996, primarily due to a 3% increase in private passenger automobile policies in force.

Voluntary commercial lines direct premiums written for the three months ended September 30, 1997 were $12,560,000, a decrease of $485,000 or 4% from $13,045,000 for the three months ended September 30, 1996. The decrease in commercial lines direct premiums written was primarily due to a 27% decrease in workers' compensation direct premiums written, from $1,885,000 for the three months ended September 30, 1996 to $1,378,000 for the three months ended September 30, 1997. The decrease in workers' compensation direct premiums written resulted from the Company's decision to exit certain unprofitable classes of that business.

Involuntary direct premiums written increased by 74% to $3,270,000 for the three months ended September 30, 1997 from $1,877,000 for the three months ended September 30, 1996 primarily as a result of increased assignments from the Plan. Assignments from the Plan vary depending upon a company's voluntary PPA market share and the size of the Plan.

Net investment income was $3,223,000 for the three months ended September 30, 1997, an increase of 10% from $2,921,000 for the same period in 1996. Average invested assets during the three months ended September 30, 1997 increased 4% compared to the three months ended September 30, 1996. On a taxable equivalent basis, calculated using statutory rates, net investment income increased 7%.

Losses and LAE were $17,488,000 for the three months ended September 30, 1997, a decrease of $932,000, or 5%, from $18,420,000 for the three months ended September 30, 1996. The loss and LAE ratio decreased to 73.6% for the three months ended September 30, 1997 from 77.0% for the three months ended September 30, 1996.

The ratio of the amortization of deferred policy acquisition costs and other underwriting expenses to net premiums earned decreased to 33.2% for the three months ended September 30, 1997 from 35.1% for the three months ended September 30, 1996. Other underwriting expenses for the three months ended September 30, 1996 included $355,000 of higher than anticipated charges related to the Company's profit sharing plan with its agents, which added approximately 1.5% to this ratio.

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

Net cash provided by operations increased $75,000 to $6,153,000 for the nine months ended September 30, 1997 from $6,078,000 for the nine months ended September 30, 1996.

Net cash used in investing activities increased $1,330,000 to $12,496,000 in the nine months ended September 30, 1997 from $11,166,000 in the nine months ended September 30, 1996. This increase in net cash used in investing activities resulted primarily from a $2,016,000 decrease in net cash provided by the purchase and sale of investments in fixed maturities, partially offset by a $1,857,000 decrease in net cash used to purchase preferred stock and a $1,507,000 decrease in net cash used to acquire other long-term investments.

Net cash provided by financing activities increased $1,035,000 to $6,339,000 in the nine months ended September 30, 1997 from $5,304,000 in the nine months ended September 30, 1996, primarily due to a $2,122,000 increase in cash borrowed to purchase securities, partially offset by a $1,408,000 increase in cash used to repurchase the Company's common stock.

The Company's objectives with respect to its investment portfolio include maximizing total return while protecting policyholders' surplus, maintaining flexibility and liquidity, and maintaining a reasonable duration match between assets and liabilities. Like other property and casualty insurers, the Company relies on premiums as a major source of cash, and therefore liquidity. Cash flows from the Company's investment portfolio, either in the form of interest or principal payments, are an additional source of liquidity. Because the duration of the Company's investment portfolio and liabilities are carefully managed, increases or decreases in market interest rates are not expected to have a material effect on the Company's liquidity, or its results of operations.

The Company generally designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to the Company's investments are recorded as a component of stockholders' equity. During the nine months ended September 30, 1997 the Company recorded a $1,515,000 improvement in unrealized gains (losses), net of tax. At September 30, 1997, the Company had recorded $912,000 of unrealized gains, net of tax, associated with its investment portfolio.

At September 30, 1997, the Company's portfolio of fixed maturities represented 85% of invested assets. Management believes that this level of bond holdings is consistent with the Company's liquidity needs because it anticipates that cash receipts from net premiums written and investment income will enable the Company to satisfy its cash obligations. Furthermore, a portion of the Company's bond portfolio is invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide monthly paydowns of bond principal.

At September 30, 1997, $115,412,000 or 53% of the Company's investment portfolio was invested in mortgage-backed and other asset-backed securities. The Company invests in a variety of collateralized mortgage obligation ("CMO") products but has not invested in the more volatile types of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company's CMO investments have an active secondary market and their marketability does not significantly differ from that of the Company's other fixed maturity investments. The Company does not own any other derivative financial instruments.

At September 30, 1997, $1,853,000, or 1%, of the Company's investment portfolio was invested in non-investment grade securities. This amount included a $1,000,000 capital advance to Mutual. Subsequent to September 30, 1997, Mutual requested and received permission from the New York Insurance Department to repay the advance. On November 6, 1997, Mutual repaid to the Company the full amount of this advance as well as all unpaid dividends amounting to $13,370.

During the nine months ended September 30, 1997, the Company repurchased 156,800 shares of its common stock at an average price of $18.39 per share. As of October 28, 1997, the Company has authority from its Board of Directors to repurchase up to 107,100 additional shares of its common stock. The Company was holding 317,500 shares of its common stock in treasury at September 30, 1997.

As a holding company, the Company is dependent on cash dividends from MNH to meet its obligations and pay any cash dividends. MNH is subject to New Hampshire insurance laws which restrict its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's statutory policyholders' surplus as of the preceding December 31. The maximum amount of dividends that MNH could pay during any twelve month period ending in 1997 without the prior approval of the New Hampshire Insurance Commissioner is $4,391,000. MNH paid $1,800,000 in dividends to the Company during the nine months ended September 30, 1997. On October 23, 1997 MNH declared an additional $1,000,000 cash dividend to the Company to be paid on November 17, 1997.

Under a management agreement, Mutual provides employees, services and facilities for MNH to conduct its insurance business on a cost reimbursed basis. The balance in the receivable from affiliate account represents the amount owed by Mutual to the Company for the difference between premiums collected and payments made for losses, employees, services and facilities by Mutual on behalf of MNH. The receivable is settled monthly.

The Company relies on technology to operate its insurance business. As the year 2000 approaches, Mutual is preparing all of its computer systems to be year 2000 compliant. As part of this process, Mutual expects to both replace some systems and upgrade others. The Company's share of the costs incurred to upgrade systems will be expensed as incurred. The Company does not believe that these costs will materially impact the Company's results of operations or financial condition.

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

Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. MNH has consistently followed a business strategy that would allow it to meet this 3 to 1 regulatory guideline. For the first nine months of 1997 MNH's ratio of net premiums written to statutory surplus, annualized for a full year, was 2.1 to 1.

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

Item 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
         -------------------------------------

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

                                           MERCHANTS GROUP, INC.
                                           (Registrant)

Date: November __, 1997                    By:/S/ KENNETH J. WILSON
                                              ---------------------
                                              Kenneth J. Wilson
                                              Chief Financial Officer and
                                              Treasurer (duly authorized
                                              officer of the registrant and
                                              chief accounting officer)