Form 10-K405
period 1997-12-31
MERCHANTS GROUP INC
filed 1998-03-30
CIK 803027

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                          COMMISSION FILE NUMBER 1-9640

                              MERCHANTS GROUP, INC.
             (Exact name of registrant as specified in its charter)


                         DELAWARE                                                    16-1280763
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

               250 MAIN STREET, BUFFALO, NEW YORK                                      14202
            (Address of principal executive offices)                                 (Zip Code)


                                  716-849-3333
              (Registrant's telephone number, including area code)

Securities  registered pursuant to Section 12(b) of the Act:

    Title of each class - COMMON STOCK, $.01 PAR VALUE PER SHARE
    Name of each exchange on which registered - AMERICAN STOCK EXCHANGE, INC.

Securities registered pursuant to Section 12 (g) of the Act:
NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

As of March 18, 1998, 2,908,852 shares of common stock were outstanding. The aggregate market value of the common shares held by non-affiliates of Merchants Group, Inc. on March 18, 1998 was $57,721,000.


                       DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the definitive Proxy Statement for the 1998 Annual Meeting of stockholders are incorporated by reference into Part III.

                              MERCHANTS GROUP, INC.

                           ANNUAL REPORT ON FORM 10-K

                                DECEMBER 31, 1997

          PART  I                                                                   PAGE
          -------                                                                   ----
ITEM 1.   BUSINESS.                                                                   2

ITEM 2.   PROPERTIES.                                                                19

ITEM 3.   LEGAL PROCEEDINGS.                                                         19

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                        20

          PART  II
          --------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED                          21
          STOCKHOLDER MATTERS.

ITEM 6.   SELECTED FINANCIAL DATA.                                                   22

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                          23
          CONDITION AND RESULTS OF OPERATIONS.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.                               30

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                           30
          ACCOUNTING AND FINANCIAL DISCLOSURE.

          PART  III
          ---------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                         31

ITEM 11.  EXECUTIVE COMPENSATION.                                                    31

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS                            31
          AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                            31

          PART  IV
          --------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND                               32
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

Administration

      The Company and MNH operate and manage their business in conjunction with Merchants Mutual Insurance Company ("Mutual"), a New York domiciled mutual property and casualty insurance company, under a management agreement (the "Management Agreement"). The Mutual owns 8.8% of the Company's common stock. The Company and MNH do not have any significant operating assets and have no employees. Under the Management Agreement, Mutual provides the Company and MNH with the facilities, management and personnel required to operate their day-to-day business, including investment management. All costs incurred by Mutual with respect to underwriting expenses are shared pro rata between Mutual and MNH based upon their annual direct premiums written, and unallocated loss adjustment expenses are allocated on the basis of the number of claims outstanding each month that are attributable to each company. All of Mutual's and MNH's investment expenses are shared pro rata based upon the average book value of the invested assets of each company. MNH also pays Mutual an annual management fee of $50,000. The Management Agreement requires that the Company and MNH pay Mutual 110% of Mutual's costs of providing them with non-insurance related services, and that the Company pays Mutual an annual fee of one half of one percent (.5%) of the average book value of the Company's invested assets exclusive of the Company's shares of MNH. Since the inception of the Management Agreement, Mutual has not provided the Company or MNH with any non-insurance related services.

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

      Any amendment or modification of the Management Agreement must be approved by the New York Insurance Department (the "Department"). The Management Agreement may be terminated by any party to the agreement upon five years written notice to each of the other parties. Mutual and MNH have jointly developed and paid for all accounting, computer and insurance marketing systems used in their businesses. In the event of termination of the Management Agreement, each company has the right, at no cost, to obtain copies of all these systems, together with the right to use these systems in perpetuity.

Prior Pooling Agreements

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

Marketing

      The Company markets its products through approximately 650 independent agents, which also represent Mutual. The Company primarily directs its marketing efforts to its independent agents and believes by working closely with those agents, it becomes more likely that the agents will place business with the Company. The Company believes the opportunity for growth exists through further penetration of existing agents' new and renewal business, as well as selective expansion of this group of agents in the future.

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

      In each of its Strategic Business Centers, the Company uses ABM's who are trained underwriters with at least five years of underwriting experience. ABM's meet with targeted agents' sales staff on a frequent basis to underwrite the Company's renewal policies, as well as to solicit and underwrite policies new to the agent and/or to the Company. ABM's are equipped with electronic technology to provide prompt and efficient pricing and communication and can provide quotes for substantially all lines of business at the agents' offices. The Company believes personal contact between ABM's, who have underwriting authority, and an agent's sales staff provides the Company with a competitive advantage compared to many other property and casualty insurers, whose field representatives have no underwriting authority. By placing an underwriting decision maker in the agent's office, and thereby simplifying the underwriting process, the Company believes it can maintain and improve the retention rate on its renewal policies, as well as attract new policies.

      Each Strategic Business Center has an Agents' Advisory Council that meets at least twice a year. The Advisory Councils provide a forum for the Company and its agents to discuss issues of mutual interest, and to assure that the agents' business needs are being met. Additionally, the Chairperson of the Advisory Councils from each Strategic Business Center meet twice each year with senior officers of the Company.

      In addition to standard commissions paid as a percentage of premiums written, the Company's agents are eligible to participate in the Agents' Profit Sharing Plan, which rewards agents based on premiums written and a two year loss and allocated LAE ratio on business placed by the agent with the Company. Payments under the Agents' Profit Sharing Plan for 1997 totaled $1,779,000 or 1.8% of direct premiums written, and increased participating agents' commissions received from the Company by approximately 28%. The Company believes the terms of its Agents' Profit Sharing Plan encourage its agents to increase the volume of profitable business they place with the Company. In June 1994, the Company instituted an Agent's Stock Option Program for MNH's agents which granted options to purchase 22,500 shares of the Company's common stock to 54 agencies based on their volume and profitability.

      Unlike many of its competitors, the Company pays the same commission rate on policies billed directly to the insured by the Company and on policies billed to the agent and, in turn, re-billed to the insured by the agent. By offering to bill the insured directly for both personal and commercial policies, the Company helps its agents minimize their administrative costs without a reduction in commission income. Approximately 75% of the voluntary premiums written by the Company in 1996 and 1997 were billed directly to policyholders.

      In order to assist its independent agents to compete more effectively with insurance companies that have direct sales forces, and to strengthen its relationship with those agents, the Company is providing advanced automation services, such as download capability, to many of its agents. Download capability, the electronic transmission of policy transactions from a company to an agency database, is a significant step in helping agents and the Company achieve the goal of single-entry, multiple company interface. The benefits to agents are simplified client management, more time available for sales activities, and fewer errors. Currently, the Company is downloading policy transactions to approximately 120 agents for private passenger automobile and homeowners' policies. The Company plans to offer download capability for commercial insurance policies when the property and casualty insurance industry adopts standards for downloading. The Company believes that developing automation capabilities to facilitate the sharing of information with its agents will improve its competitive position compared to other property and casualty insurers that do not have such capabilities.

Insurance  Underwriting

      The Company is licensed to issue insurance policies in 13 states, primarily in the northeastern United States. In 1997, net premiums written totaled $96,811,000, with 51% of the net premiums written derived from commercial lines of insurance and 49% from personal lines of insurance.

      The following table sets forth the distribution of the Company's direct premiums written by state for the years indicated:

                                           Years Ended December 31,
                                           ------------------------
                                           1995       1996        1997
                                           ----       ----        ----
New York                                    64%         64%        66%
New Jersey                                  14          15         15
New Hampshire                               11          11         10
Rhode Island                                 4           3          3
Pennsylvania                                 3           3          2
Massachusetts                                3           3          2
Other                                        1           1          2
                                           ---         ---        ---
      Total                                100%        100%       100%
                                           ===         ===        ===

      The Company is licensed to underwrite most major lines of property and casualty insurance. It issues policies primarily to preferred risk individuals and small to medium size commercial risks. In general, the Company does not insure risks that involve a high potential of loss or have a long-tail reporting period. The types of risks insured in the Company's lines of business include:

      o Personal automobile - full coverage of family-owned standard performance automobiles, generally requiring drivers with no violations or at-fault accidents in the last three years, and minimal youthful operator exposure.

      o Homeowners' - properties generally with no losses in the last three years that are less than 30 years old and valued between $75,000 and $300,000.

      o Commercial automobile - primarily light and medium use vehicles operating in a limited radius, with complete background information required of all drivers.

      o Commercial multi-peril - properties with medium to high construction quality and low to moderate fire exposure, and occupancies with low to moderate exposure to hazardous materials and processes.

      o General liability - low hazard service, mercantile and light processing businesses, generally with no losses in the last three years and with three years of business experience.

      o Workers' compensation - risks with low loss frequency and severity, low to moderate exposure to hazardous materials and processes, and favorable experience modification factors. Generally, workers' compensation insurance is written in conjunction with other commercial insurance.

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

      Agents of the Company are also agents of Mutual, which generally sells the same lines of insurance as the Company to standard risk individuals and businesses. Applicants that meet the Company's preferred risk criteria are issued policies by the Company. Applicants that do not meet the Company's underwriting criteria, but which meet the less restrictive criteria of Mutual, are issued policies by Mutual, generally at higher premium rates. During the years 1993 through 1995, under a quota share agreement with Mutual, the Company assumed 10% of the standard risks insured by Mutual, which would not generally meet the Company's more stringent underwriting guidelines. The terms of the agreement allow Mutual to reduce its cessions to MNH to 0% of Mutual's direct voluntary premiums written for any calendar year prior to the beginning of that calendar year. Mutual did not cede any of its voluntary direct written premiums to MNH under this agreement in 1996 or 1997 and has informed the Company that it will not cede any of its voluntary direct written premiums to MNH in 1998.

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

      The following table shows, for each of the years in the three year period ended December 31, 1997 (i) the amount of the Company's net premiums written attributable to various personal lines and commercial lines and (ii) underwriting results attributable to each such line as measured by the calendar year loss ratio for such line. The loss ratio is the ratio of incurred losses to net premiums earned for a given period.

                                                          Year  ended  December  31,
                               ----------------------------------------------------------------------------------
                                          1995                        1996                          1997
                               ----------------------------------------------------------------------------------
                               Premiums                   Premiums                     Premiums
                               Written                    Written                       Written
                               ----------------------------------------------------------------------------------
                                                   Loss                         Loss                        Loss
                                Amount      %      Ratio   Amount       %       Ratio    Amount       %     Ratio
                               ----------------------------------------------------------------------------------
                                                             (dollars in thousands)
Personal
      Auto Liability            $22,556    23.1%   78.2%   $23,964     24.8%    80.9%    $26,187    27.0%   69.7%
      Auto Physical Damage       11,546    11.8    52.1     12,241     12.7     60.3      13,570    14.0    45.8
      Homeowners'
          Multi-Peril             6,606     6.8    77.8      7,269      7.5     68.1       7,789     8.0    35.7
                                -------   -----            -------    -----              -------   -----

          Total                  40,708    41.7    70.7     43,474     45.0     73.1      47,546    49.0    57.5

Commercial
      Auto Liability             13,496    13.8    69.5     13,050     13.5     43.4      12,377    12.8   100.7
      Auto Physical Damage        3,047     3.1    51.8      3,225      3.3     51.7       2,948     3.1    45.8
      Commercial
          Multi-Peril            20,845    21.4    71.3     20,725     21.5     59.9      21,287    22.0    44.6
      Workers'
          Compensation           12,223    12.5    94.7     10,023     10.4    110.7       7,070     7.3   169.0
      Other Lines                 7,258     7.5    56.0      6,125      6.3     57.4       5,583     5.8     6.0
                                -------   -----            -------    -----              -------   -----

          Total                  56,869    58.3    72.7     53,148     55.0     63.5      49,265    51.0    73.6
                                -------   -----            -------    -----              -------   -----

Total Personal &
      Commercial                $97,577   100.0%   71.9    $96,622    100.0%    67.7     $96,811   100.0%   65.7
                                =======   =====            =======    =====              =======   =====

      Calendar year loss ratios set forth in the table above include an estimate of losses for that accident year, as well as increases or decreases made in that year for prior accident year losses. Depending on the size of the increase or decrease in prior accident year losses, calendar year ratios may not be as indicative of the profitability of policies in force in a particular year as accident year ratios, which do not take into account increases or decreases in reserves for prior accident year losses.

      The following table sets forth the composition of voluntary direct premiums written for 1993 through 1997:

                                               Year Ended December 31,
                                       ----------------------------------------
                                       1993     1994    1995     1996     1997
                                       ----     ----    ----     ----     ----
Commercial                              60%      62%     62%      60%      57%
Personal                                40       38      38       40       43
                                       ---      ---     ---      ---      ---
Total                                  100%     100%    100%     100%     100%
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

      Despite the lack of significant premium rate increases in recent years in most of its commercial lines and the significant level of competition in the lines of business that the Company targets, the Company believes it can insure commercial business profitably by selecting those classes of risks that offer better than average profit potential. The Company competes for commercial business based upon the service it provides to agents and policyholders, the compensation it pays to its agents, and in certain instances, the price of its products. The Company establishes prices after considering its costs, the exposures inherent in a particular class of risk, potential investment income, projected future trends in loss frequency and severity, and the degree of competition within a specific territory. Accordingly, the relative prices of the Company's commercial products vary considerably in relation to competitors' prices.

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

      The Company and Mutual have developed automated underwriting procedures for personal automobile and homeowners business, which perform an initial review of policy applications based upon established underwriting guidelines. Applications that do not meet the guidelines for automated acceptance are either referred to personal lines underwriters who review the applications and assess exposure, or rejected if the risk characteristics are such that neither the Company nor Mutual would accept the applicant.

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

      The Company's gross (direct and assumed) premiums written attributable to involuntary policies were $11,317,000, $11,325,000 and $12,719,000 in 1995, 1996 and 1997, respectively, mostly in New York. The Company is unable to predict the level of its annual involuntary business for 1998 or future years.

Claims

      Insurance claims on policies written by the Company are investigated and settled by claims adjusters employed by Mutual pursuant to the Management Agreement. The Company and Mutual maintain several claims offices within their operating territories. In areas where there is insufficient claim volume to justify the cost of internal claims staff, the Company and Mutual use independent appraisers and adjusters to investigate and settle claims. The Company's claims policy emphasizes timely investigation of claims, settlement of meritorious claims for equitable amounts, maintenance of adequate reserves for claims and control of external claims adjustment expenses. In order to support its claims policy, the Company has implemented a program designed to ensure that claims are assigned an accurate value, based on available information, as soon as practical. The program includes the centralization of certain branch claims operations and an emphasis on the training of claims adjusters and supervisors by senior claims staff. This claims policy is designed to support the Company's marketing policy and provide agents and policyholders with prompt service and support.

      Claims settlement authority levels are established for each adjuster, supervisor and manager based on their expertise and experience. When the Company receives notice of a claim, it is assigned to an adjuster based upon its type, severity and line of business. The claims staff then reviews the claim, obtains appropriate documentation and establishes a loss reserve. Claims that exceed certain dollar amounts or that cannot be readily settled are assigned to senior claims staff.

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

      Loss reserves are established for known claims based on the type and circumstance of the loss and the results of similar losses. For claims not yet reported to the Company, loss reserves are based on statistical information from previous experience periods, adjusted for inflation, trends in court decisions and economic conditions. LAE reserves are intended to cover the ultimate cost of investigating all losses that have occurred and defending lawsuits, if any, arising from such losses. LAE reserves are evaluated periodically using statistical techniques which compare current costs with historical data. Inflation is implicitly reflected in the reserving process through analysis of cost trends, and review of historical reserve results. With the exception of an amount relating to workers' compensation claims, loss reserves are not discounted for financial statement purposes.

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

      The Company has recorded increases in reserves for prior accident year losses in subsequent years. These increases were necessary because of several factors, including inaccurate estimation of the extent of liability associated with a number of claims involving serious injuries and claims handling practices that did not produce accurate and timely reserve levels for a broad range of claims. During 1996 and 1997, the Company experienced greater than anticipated severity (claim value) in liability claims primarily related to its workers' compensation line of insurance.

      The following table sets forth the changes in the reserve for losses and LAE for 1995, 1996 and 1997.

                                                                Year Ended December 31,
                                                          ----------------------------------
                                                            1995         1996         1997
                                                            ----         ----         ----
                                                                    (in thousands)
Reserve for losses and LAE at beginning of year           $104,015     $119,722     $133,479
      Less reinsurance recoverables                          6,401        6,004        7,219
                                                          --------     --------     --------
      Net balance at beginning of year                      97,614      113,718      126,260
                                                          --------     --------     --------

Provision for losses and LAE for claims occurring in:
      Current year                                          67,150       72,771       67,119
      Prior years                                           11,045        6,832        4,508
                                                          --------     --------     --------
                                                            78,195       79,603       71,627
                                                          --------     --------     --------

Losses and LAE payments for claims occurring in:
      Current year                                          25,175       28,512       26,100
      Prior years                                           36,916       38,549       40,954
                                                          --------     --------     --------
                                                            62,091       67,061       67,054
                                                          --------     --------     --------

Reserve for losses and LAE at end of year, net             113,718      126,260      130,833
      Plus reinsurance recoverables                          6,004        7,219       10,372
                                                          --------     --------     --------
      Balance at end of year                              $119,722     $133,479     $141,205
                                                          ========     ========     ========


      In 1995, 1996 and 1997, the Company increased its reserves for prior years by $11,045,000, $6,832,000 and $4,508,000, respectively. The increase in reserves for prior years made in 1995 was primarily attributable to higher than anticipated severity of liability claims on homeowners, businessowners, workers' compensation and commercial package lines of insurance. The increases in reserves for prior years made in 1996 and 1997 were primarily attributable to higher than anticipated severity of claims on workers' compensation policies.

      The first line of the following table presents, as of the end of the year at the top of each column, the estimated amount of unpaid losses and LAE for claims arising in that year and in all prior years, including claims that had occurred but were not yet reported to the Company. For each column, the rows of the table present, for the same group of claims, the amount of unpaid losses and LAE as re-estimated as of the end of each succeeding year. The estimate is modified as more information becomes known about the number and severity of claims for each year. The "cumulative deficiency" represents the change in the estimated amount of unpaid losses and LAE from the end of the year at the top of each column through the end of 1997.

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

                                                     Year Ended December 31,
                          --------------------------------------------------------------------------------------
                          1987     1988     1989     1990     1991     1992     1993     1994      1995     1996
                          ----     ----     ----     ----     ----     ----     ----     ----      ----     ----
                                                            (in thousands)
Liability for losses and LAE:

                        $44,778  $55,412  $66,892  $71,222  $77,274  $86,159  $89,939   $97,614  $113,718  $126,260

Liability re-estimated as of:

One year later           47,519   57,238   75,614   77,548   80,841   88,284   94,921   108,659   120,550   130,768
Two years later          47,112   61,534   76,310   75,987   81,743   91,224  100,607   113,091   128,192
Three years later        51,023   61,928   73,578   78,106   83,693   95,396  106,382   121,051
Four years later         52,104   61,014   75,672   79,563   87,105   99,779  112,983
Five years later         51,249   61,787   76,746   81,308   90,428  104,699
Six years later          51,764   62,201   77,026   84,530   92,370
Seven years later        52,141   62,332   79,690   85,219
Eight years later        52,035   64,388   79,890
Nine years later         53,836   64,194
Ten years later          53,340

Cumulative Deficiency:
                      $ ( 8,562) ( 8,782) (12,998) (13,997) (15,096) (18,540) (23,044)  (23,437)  (14,474)   (4,508)
                      %   (19.1)   (15.8)   (19.4)   (19.7)   (19.5)   (21.5)   (25.6)    (24.0)    (12.7)     (3.6)

Paid (Cumulative) as of:
One year later           20,649   21,393   32,538   32,666   30,082   35,724   34,551    36,916    38,549    40,954
Two years later          28,049   37,459   47,816   47,339   50,490   56,003   56,965    60,074    64,323
Three years later        38,936   47,816   58,489   61,585   63,925   69,863   72,963    77,982
Four years later         44,819   52,758   66,466   70,219   72,917   80,156   83,998
Five years later         46,931   56,732   71,322   75,018   79,374   86,808
Six years later          48,985   59,162   73,558   78,398   82,602
Seven years later        50,547   59,994   75,822   79,884
Eight years later        50,815   61,546   76,683
Nine years later         51,795   62,183
Ten years later          52,043

      The loss and LAE reserves reported in the Company's consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP") differ from those reported in the statements filed by MNH with the New Hampshire Insurance Department in accordance with statutory accounting principles ("STAT") as follows:

                                                                      As of December 31,
                                                                      ------------------
                                                                 1995        1996       1997
                                                                 ----        ----       ----
                                                                       (in thousands)
Loss and LAE reserves on a STAT basis                          $113,059    $125,821    $130,781
Adjustments:
      Loss reserves ceded under a quota share
          agreement with an unrelated party                         595         379          --
      Ceded reinsurance balances recoverable                      6,004       7,219      10,372
      Write-down of reinsurance recoverable                          64          60          52
                                                               --------    --------    --------
Loss and LAE reserves on a GAAP basis                          $119,722    $133,479    $141,205
                                                               ========    ========    ========

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

      Effective January 1, 1998, the Company changed its primary reinsurer and coverage. Prior to that time, the Company's excess of loss arrangements for automobile liability, general liability and workers' compensation insurance provided for recovery of losses over $500,000 up to a maximum of $5,000,000 per occurrence. For claims occurring prior to 1993, the $500,000 threshold was indexed for inflation for casualty lines other than workers' compensation and New York State no-fault, and applied retroactively to all occurrences until they are settled. There was no index provision for casualty claims occurring after 1992. This coverage was supplemented by additional treaty reinsurance covering losses up to $5,000,000 in excess of the first $5,000,000.

      Prior to January 1, 1998, property reinsurance agreements provided for recovery of property losses over $500,000 up to $2,000,000 per occurrence without any index provision. Property catastrophe coverage placed with many reinsurers worldwide provided for recovery of 95% of $40,000,000, subject to aggregate retained losses of $5,000,000 for each natural disaster. The reinsurance premium rate paid varied for each line of business.

      Effective January 1, 1998, the new property and casualty excess of loss reinsurance agreements provide for recovery of casualty losses over $500,000 up to $10,000,000 per occurrence and property losses over $500,000 up to $13,000,000 per occurrence. This coverage is supplemented by a contingent casualty layer of reinsurance for workers' compensation claims of $5,000,000 in excess of the first $10,000,000 subject to a calendar year limit of $20,000,000. Property catastrophe coverage provides for recovery of 95% of $50,000,000, subject to aggregate retained losses of $5,000,000 per occurrence. The property catastrophe reinsurance limits are shared by the Company and Mutual on a pro rata basis based upon the gross reported losses of the Company and Mutual for a covered event.

      In 1987, the Company and its primary reinsurer agreed to limit the losses which could be recovered by the Company under its excess of loss treaties for the 1980 through 1986 accident years in exchange for a cap on retrospective premiums due to the reinsurer. At December 31, 1997, recoverable losses exceeded the cap and the excess losses have been retained by the Company.

      Effective January 1, 1993, Mutual and MNH entered into a quota share reinsurance agreement under which MNH may assume up to 10% of Mutual's direct voluntary written premiums and related losses and allocated LAE in exchange for a reinsurance commission of 35%. The agreement also provides for MNH to pay a contingent commission to Mutual equal to any underwriting profit on the premiums assumed. Mutual pays the ceded premiums, net of commissions and paid losses, to MNH on a monthly basis and MNH invests these funds and earns investment income. To the extent commissions and paid losses exceed premiums, MNH is required to pay the net monthly balance to Mutual. The agreement may be terminated by either party effective as of any January 1 with the prior approval of the New York Superintendent of Insurance and upon six months' notice to the other party. In addition, the agreement may be terminated by MNH at any time if any amount payable to MNH by Mutual becomes more than 90 days overdue or if there is a change in control of Mutual approved by the New York Superintendent of Insurance. Further, the agreement allows Mutual to reduce its cessions to MNH from a maximum of 10% to a minimum of 0% of Mutual's direct voluntary premiums written for any calendar year prior to the beginning of that calendar year. Mutual did not cede to MNH any portion of its direct voluntary written premiums in 1996 or 1997 and has informed the Company that it will not cede any voluntary direct written premiums to MNH in calendar year 1998.

Investments

      The primary source of funds for investment by the Company is premiums collected. Although premiums, net of commissions and other underwriting costs, are taken into income ratably over the terms of the policies, they provide funds for investment from the date they are received. Similarly, although establishment of and changes in reserves for losses and LAE are included in results of operations immediately, the amounts so set aside are available to be invested until the Company pays those claims.

      The investments of the Company are regulated by New Hampshire insurance law and are reviewed by the Board of Directors of the Company. Other than certain short-term investments held to maintain liquidity, the Company primarily invests in medium-term bonds, mortgage-backed and other asset-backed securities including collateralized mortgage obligations, and tax-exempt securities. The mortgage-backed securities held by the Company are typically purchased at expected yields which are greater than comparable maturity Treasury securities and are AAA or AA rated.

      The Company had $28,764,000 of tax-exempt bonds in its investment portfolio at December 31, 1997. The Company believes these tax-exempt bonds are of high quality (rated A or better) and offer an after-tax total return greater than comparable taxable securities.

      At December 31, 1997, the Company had $4,470,000 of short-term investments with maturities less than 30 days, and $861,000 of non-investment grade securities. These non-investment grade securities represented .4% of its investment portfolio.

      The table below gives information regarding the Company's investments as of the dates indicated.


                                                                        As of December 31,
                                                 ---------------------------------------------------------------
                                                        1995                     1996                    1997
                                                 ---------------------------------------------------------------
                                                 Amount       %           Amount      %           Amount      %
                                                 ------      ---          ------     ---          ------     ---
                                                                      (dollars in thousands)
Fixed Maturities (1):
      U.S. Government and Agencies              $ 58,421     30.4%        $49,990   24.8%        $ 48,734   23.2%
      Corporate Bonds                             63,997     33.3          86,308   42.8          117,060   55.7
      Tax-Exempt Bonds                            60,837     31.7          46,818   23.2           28,764   13.7
                                                --------    -----        --------  -----         --------  -----
          Total Bonds                            183,255     95.4         183,116   90.8          194,558   92.6
Preferred stocks (2)                                  --       --           7,928    3.9           10,582    5.0
Short-Term Investments (3)                         4,470      2.3           8,248    4.1            4,470    2.1
Other (4)                                          4,493      2.3           2,305    1.2              634     .3
                                                --------    -----        --------  -----         --------  -----
Total Invested Assets                           $192,218    100.0%       $201,597  100.0%        $210,244  100.0%
                                                ========    =====        ========  =====         ========  =====

(1) Fixed Maturities are shown at their carrying amounts in the respective balance sheet. Held to Maturity fixed maturities are included at amortized cost. Available for Sale fixed maturities are included at fair value.

(2)  Shown at fair value.

(3)  Shown at cost, which approximates fair value.

(4) Shown at estimated fair value or unpaid principal balance, which approximates estimated fair value.

      The table below sets forth the Company's net investment income and net realized gains and losses, excluding the effect of income taxes, for the periods shown:


                                                         Year Ended December 31,
                                                ----------------------------------------
                                                  1995             1996           1997
                                                  ----             ----           ----
                                                          (dollars in thousands)
Average investments (1)                         $181,760         $194,677       $202,041
Net investment income                             10,368           11,724         12,770
Net investment income as a percentage
    of average investments (2)                       5.7%             6.0%           6.3%

Net realized gains (losses) on investments      $   (832)        $    996       $    112

(1)   At amortized cost.

(2) The taxable equivalent yield for the years ended December 31, 1995, 1996 and 1997 were 6.6%, 6.6%, and 6.9%, respectively, assuming an effective tax rate of 34%.

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


                                                           As of December 31,
                                      --------------------------------------------------------------
                                              1995                  1996                  1997
                                      --------------------------------------------------------------
                                       Amount        %       Amount        %        Amount        %
                                       ------       ---      ------       ---        ------      ---
                                                         (dollars in thousands)
1 year or less                        $ 24,175     13.2%    $ 15,518      8.5%     $ 47,499     24.4%
1 year through 5 years                 114,823     62.6      123,856     67.6       116,508     59.9
5 years through 10 years                36,967     20.2       32,452     17.7        27,877     14.3
More than 10 years                       7,290      4.0       11,290      6.2         2,674      1.4
                                      --------    -----     --------    -----      --------    -----
      Total                           $183,255    100.0%    $183,116    100.0%     $194,558    100.0%
                                      ========    =====     ========    =====      ========    =====

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

      Historically, the property and casualty industry has tended to be cyclical in nature. During the "up" cycle, or "hard market," the industry is characterized by price increases, strengthening of loss and LAE reserves, surplus growth and improved underwriting results. Near the end of the "up" cycle, an increase in capacity causes insurance companies to begin to compete for market share on the basis of price. This price competition causes the emergence of the "down" cycle, or "soft market," characterized by a reduction in the premium growth rate and a general decline in profitability. Generally, the down cycle is eventually accompanied by a decline in the adequacy of loss and LAE reserves and a decrease in premium writing capacity. The property and casualty insurance industry has experienced a cyclical downturn for the past eleven years due primarily to intense premium rate competition. Many of the circumstances which led to the current cyclical downturn in the property and casualty insurance industry continue to exist, and the Company cannot predict when or if market conditions for the industry will improve.

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

      The Company depends on cash dividends from MNH to pay cash dividends to its stockholders and to meet its expenses. MNH is subject to New Hampshire state insurance laws which restrict its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's policyholders' surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve month period ending in 1998 without the prior approval of the New Hampshire Insurance Commissioner is $4,601,000.

      In certain states in which it operates, MNH is required to maintain deposits with the appropriate regulatory authority to secure its obligations under certain insurance policies written in the jurisdiction. At December 31, 1997, investments of MNH having a par value of $1,800,000 were on deposit with regulatory authorities.

      MNH and Mutual are required to file detailed annual reports with the appropriate regulatory agency in each of the states in which they do business. Their business and accounts are subject to examination by such agencies at any time, and the laws of many states require periodic examination.

      In 1993 the National Association of Insurance Commissioners ("NAIC") adopted a risk-based capital measurement formula to be applied to all property and casualty insurance companies. The formula calculates a minimum required statutory net worth, based on the underwriting, investment, credit, loss reserve and other business risks inherent in an individual company's operations. Any insurance company that does not meet threshold risk-based capital measurement standards could be forced to reduce the scope of its operations and ultimately could become subject to statutory receivership proceedings. MNH's capital substantially exceeds the statutory minimum as determined by the risk-based capital measurement formula as of December 31, 1997.

      The NAIC has established eleven financial ratios (the Insurance Regulatory Information System, or "IRIS") to assist state insurance departments in their oversight of the financial condition of insurance companies operating in their respective states. The NAIC calculates these ratios based on information submitted by insurers on an annual basis and shares the information with the applicable state insurance departments. The ratios relate to leverage, profitability, liquidity and loss reserve development. One of the Company's ratios as of December 31, 1997 relating to loss reserve development fell outside of the acceptable range of ratios. The ratio was outside of the acceptable range due to the $6,832,000 and $4,508,000 increases in the provision for losses and LAE recorded in 1996 and 1997 respectively, for claims occurring in prior years, as discussed in this Item under the heading "Loss and LAE Reserves".

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

Involuntary Insurance

      As a condition to writing voluntary insurance in most of the states in which it operates, the Company must participate in programs that provide insurance for persons unable to obtain insurance voluntarily. Uncertainties as to the size of the involuntary market population make it difficult to predict the amount of involuntary business in a given year. Further complicating the ability to predict assignments in New York is the Territorial Credit Program ("TCP") instituted by the Department in 1990. The TCP provides companies credits against their NYAIP assignments based upon their voluntary automobile writings in designated territories two years prior to the assignment year. Designated territories are territories in which the ratio of NYAIP-insured car years to total-insured car years exceeds the statewide average of the same ratio. The designated territories are primarily in or near the New York City metropolitan area, an area in which the Company does not have, or intend to develop, a significant market presence. The Company's voluntary market share in the designated territories is less than its statewide market share, which may result in an increase in the Company's NYAIP assignments in 1998 and subsequent years.

Employees

      The Company has no employees. At December 31, 1997, Mutual had 378 full-time equivalent employees. The Company believes that Mutual's relationship with its employees is satisfactory.

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

Item 3. LEGAL PROCEEDINGS.

      During 1997, the New York State Supreme Court dismissed a shareholder derivative lawsuit brought against the Company, Mutual, MNH and certain directors of the Company and of Mutual (the "defendants"). The court held that the complaint failed to state a cause of action against any of the defendants. The lawsuit was originally filed in 1993 as a purported class action and was amended in 1995 to a derivative action after the court held that the plaintiff's claims were derivative in nature. The plaintiff alleged that the defendants breached their fiduciary obligations to the then minority shareholders of the Company, and defrauded the minority shareholders by causing MNH to purchase from the Federal Deposit Insurance Corporation (the "FDIC") a surplus note issued by Mutual and simultaneously reducing the principal amount plus accrued return on such surplus note to $1,350,000, which is the amount MNH paid to the FDIC for the note, and by approving the public sale of the Company's common stock in July 1993 at what the plaintiff alleged was an inadequate price. After the lawsuit was amended to a derivative action, the Company's Board of Directors appointed a special committee composed of disinterested directors to review the merits of the case. That committee determined that the Company's Board had acted reasonably in approving the note restructuring and the public offering, and decided that the plaintiff's lawsuit should be dismissed. The court held that the case should be dismissed because the determination of the special committee to discontinue the lawsuit was valid and appropriate under Delaware law. The plaintiff has appealed the court's decision and has also filed a motion with the court for permission to renew and reargue the defendants' motion to dismiss. The plaintiff's motion was argued on July 28, 1997 and the court has it under consideration.

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

         None

                                     PART II


Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's common stock is traded on the American Stock Exchange (AMEX symbol: MGP). The following table sets forth the high and low closing prices of the common stock for the periods indicated as reported on the American Stock Exchange.

1997:                       High                          Low
-----                       ----                          ---
Fourth Quarter             $21.25                       $18.63
Third Quarter               20.38                        17.38
Second Quarter              20.50                        18.75
First Quarter               19.13                        17.50

1996:                       High                          Low
-----                       ----                          ---

Fourth Quarter             $18.88                       $18.00
Third Quarter               19.25                        18.50
Second Quarter              19.50                        17.00
First Quarter               18.75                        17.50


      The number of stockholders of record of the Company's Common Stock as of February 28, 1998 was 117. Securities held by nominees are counted as one stockholder of record.

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

      As a holding company, the Company depends on dividends from its subsidiary, MNH, to pay cash dividends to its stockholders. MNH is subject to New Hampshire state insurance laws which restrict its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's policyholders' surplus as of the preceding December 31. The maximum amount of dividends that MNH could pay during any twelve month period ending in 1998 without prior approval of the New Hampshire Insurance Commissioner is $4,601,000.

Item 6.  SELECTED FINANCIAL DATA.

       The selected financial data set forth in the following table for each of the five years in the period ended December 31, 1997 have been derived from the audited consolidated financial statements of the Company.

                                                                           Year Ended December 31,
                                                      -------------------------------------------------------------------
                                                        1993          1994          1995            1996          1997
                                                        ----          ----          ----            ----          ----
                                                                   (in thousands, except per share amounts)
Net premiums written                                  $ 91,192     $  90,187      $  97,577      $  96,622      $ 96,811
                                                      ========     =========      =========      =========      ========

Net premiums earned                                   $ 88,181     $  90,845      $  94,749      $  95,752      $ 96,054
Net investment income                                    9,155         9,849         10,368         11,724        12,770
Net realized investment gains (losses)                   1,467            20           (832)           996           112
Other revenues                                             693           638            259            172           214
                                                      --------     ---------      ---------      ---------      --------
     Total revenues                                     99,496       101,352        104,544        108,644       109,150
                                                      --------     ---------      ---------      ---------      --------
Net losses and loss adjustment expenses                 62,407        70,800         78,195         79,603        71,627
Amortization of deferred policy acquisition costs       23,739        24,424         25,458         25,374        25,454
Other underwriting expenses                              6,020         5,892          7,709          6,700         6,647
                                                      --------     ---------      ---------      ---------      --------
Total expenses                                          92,166       101,116        111,362        111,677       103,728
Income (loss) before income taxes                        7,330           236         (6,818)        (3,033)        5,422
Provision (benefit) for income taxes                     1,727          (895)        (2,999)        (1,885)        1,224
Income (loss) before cumulative effect of change
    in accounting for income taxes                       5,603         1,131         (3,819)        (1,148)        4,198
Cumulative effect of change in accounting for
    income taxes                                           306            --             --             --            --
                                                      --------     ---------      ---------      ---------      --------
Net income (loss)                                     $  5,909     $   1,131      $  (3,819)     $  (1,148)     $  4,198
                                                      ========     =========      =========      =========      ========
Basic and diluted earnings (loss) per share:
Before cumulative effect of change in
     accounting for income taxes                      $   2.12     $     .36      $   (1.19)     $    (.36)     $   1.41
Cumulative effect of change in
     accounting for income taxes                           .12            --             --             --            --
                                                      --------     ---------      ---------      ---------      --------
Basic and diluted earnings (loss)
    per share                                         $   2.24     $     .36      $   (1.19)     $    (.36)     $   1.41
                                                      ========     =========      =========      =========      ========
Weighted average number of shares
     outstanding:
Basic                                                    2,641         3,158          3,214          3,174         2,973
Diluted                                                  2,641         3,177          3,219          3,182         2,980

Balance Sheet Data: (at year end)
Total investments                                     $175,762     $ 170,747      $ 192,218      $ 201,597      $210,244
Total assets                                           219,188       227,750        252,808        262,123       273,974
Reserve for losses and loss
       adjustment expenses                              93,896       104,015        119,722        133,479       141,205
Unearned premiums                                       46,006        45,449         48,773         49,710        50,406
Stockholders' equity                                    75,083        67,279         69,970         65,029        67,462

Dividend Data:
Cash dividend per common share                        $    .10     $     .20      $     .20      $     .20      $    .20

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1997 Compared to 1996.

       Total revenues, net premiums earned, net premiums written and direct premiums written were all substantially unchanged when compared to 1996. Total revenues for 1997 were $109,150,000, compared to $108,644,000 in 1996. Net premiums earned for 1997 were $96,054,000, compared to $95,752,000 in 1996. Net premiums written for 1997 were $96,811,000, compared to $96,622,000 in 1996. Direct premiums written for 1997 were $101,064,000, compared to $101,007,000 in 1996.

       Voluntary personal lines direct premiums written for 1997 were $39,415,000, an increase of 5% from $37,616,000 in 1996. Private passenger automobile direct premiums written, which comprised 79% of total voluntary personal lines direct premiums written in 1997 and 1996, increased 5% in 1997 compared to 1996. This increase resulted primarily from a 6% increase in average premium per policy at December 31, 1997 compared to December 31, 1996. Homeowners direct premiums written increased 4% in 1997 compared to 1996 due to a 6% increase in average premium per policy.

       Voluntary commercial lines direct premiums written for 1997 were $51,572,000, a decrease of 7% from $55,467,000 in 1996. This decrease resulted primarily from a $2,416,000 or 28% decrease in workers' compensation direct premiums written and an $804,000 or 5% decrease in commercial auto direct premiums written. The decrease in workers' compensation direct premiums written resulted from the Company's decision in late 1996 to exit certain unprofitable classes of that business starting in late 1996 and continuing throughout 1997. The decrease in commercial auto direct premiums written resulted from a 4% decrease in policies in force at December 31, 1997 compared to December 31, 1996. The decrease in commercial auto policies in force resulted in part from the Company's decision not to write certain related workers' compensation policies.

       Involuntary direct premiums written, primarily involuntary private passenger automobile insurance, which comprised 10% and 8% of total direct premiums written during 1997 and 1996, respectively, were $10,077,000 for 1997 compared to $7,923,000 in 1996. This 27% increase resulted from increased mandatory assignments from the New York Automobile Insurance Plan (the "Plan"), which provides coverage for individuals who are unable to obtain auto insurance in the voluntary market. Assignments from the Plan vary depending upon a company's private passenger automobile market share and the size of the Plan.

       Net investment income was $12,770,000 in 1997, an increase of 9% from $11,724,000 in 1996, primarily due to a 4% increase in average invested assets and a 5% increase in the investment portfolio yield. Realized investment gains were $112,000 in 1997 compared to $996,000 in 1996.

       Losses and loss adjustment expenses ("LAE") were $71,627,000 for 1997, a decrease of 10% from $79,603,000 in 1996. The loss and LAE ratio decreased to 74.6% in 1997 from 83.1% in 1996. In 1997, the Company recorded increases to its reserve for losses that occurred prior to 1997, primarily for its workers' compensation line of business. The net increase in the reserve for prior year losses and LAE was $4,508,000 and added 4.7 percentage points to the loss and LAE ratio in 1997.

       Losses and LAE in 1996 included a $6,896,000 increase in reserves for accidents that occurred prior to 1996 which added 7.2 percentage points to the loss and LAE ratio in 1996.

       Losses and LAE in 1996 included $2,200,000 of higher than normal losses related to unusually severe winter weather that affected the northeastern United States during the first quarter of 1996. These higher than normal weather related losses increased the 1996 loss and LAE ratio by 2.3 percentage points. There were no such higher than normal weather related losses in 1997.

       Involuntary automobile insurance business increased the Company's calendar year loss and LAE ratio by approximately 3.4 and .7 percentage points for the years ended December 31, 1997 and 1996, respectively. The combined ratio on involuntary automobile business was greater than the combined ratio on voluntary automobile business.

       The ratio of policy acquisition costs and other underwriting expenses to net premiums earned decreased to 33.4% in 1997 from 33.5% in 1996.

       Commissions, premium taxes and other state assessments that vary directly with the Company's premium volume represented 20.8% and 22.0% of net premiums earned in 1997 and 1996, respectively. Certain other underwriting expenses, such as salaries, employee benefits, and other operating expenses vary indirectly with volume and comprise the remainder of the Company's underwriting expenses.

       The Company recorded an income tax provision in 1997 and an income tax benefit in 1996. The amounts recorded for income taxes differed from those calculated using the statutory federal income tax rate primarily due to tax exempt bond income.

1996 Compared to 1995.

       Total revenues for 1996 were $108,644,000, up 4% from $104,544,000 in
1995.

       Net premiums earned for 1996 were $95,752,000, an increase of $1,003,000, or 1% from $94,749,000 in 1995. Net premiums written for 1996 were $96,622,000, an increase of 3% excluding the effect of the decision by Mutual to exercise its option to not cede any of its direct voluntary premiums written to MNH for calendar year 1996, under the quota share reinsurance agreement between Mutual and MNH. In 1995, MNH assumed $2,110,000 of Mutual's direct voluntary premiums written under this agreement. The increase in net premiums written resulted primarily from a 2% increase in direct premiums written.

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

       Losses and LAE were $79,603,000 for 1996, an increase of 2% from $78,195,000 in 1995. The loss and LAE ratio increased to 83.1% in 1996 from 82.5% in 1995. In 1996, the Company increased its reserve for losses that occurred prior to 1996 for its workers' compensation line of business. In turn, the Company increased its estimates of losses related to workers' compensation claims for accidents that occurred in 1996 based upon the increase in prior year's workers' compensation reserves. Partly offsetting these increases was a reduction in the Company's estimate of losses for automobile insurance claims that occurred prior to 1996. The net increase in the reserve for prior year losses and LAE was $6,896,000 and added 7.2 percentage points to the loss and LAE ratio in 1996.

       Losses and LAE in 1996 included $2,200,000 of higher than normal losses related to unusually severe winter weather that affected the northeastern United States during the first quarter of 1996. These higher than normal weather related losses increased the 1996 loss and LAE ratio by 2.3 percentage points.

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

       Net cash provided by operations decreased by $2,331,000 or 20% from $11,864,000 in 1996 to $9,533,000 in 1997 primarily due to a $2,898,000 decrease in income taxes recovered. The Company received federal income tax refunds in 1997 and 1996 of $614,000 and $2,521,000 respectively, resulting from the net losses recorded in 1995 and 1996 respectively.

       Net cash used in investing activities decreased $3,204,000 or 35% from $9,109,000 in 1996 to $5,905,000 in 1997. This decrease resulted from a $9,130,000 net increase in the purchase of fixed maturities, which was more than offset by net decreases in cash used to purchase preferred stock ($4,861,000) and other short-term investments ($7,556,000).

       Net cash used in financing activities increased $846,000 or 30% from $2,783,000 in 1996 to $3,628,000 in 1997 primarily due to a $964,000 increase in payments by the Company to its affiliate to settle monthly transactions under the Management Agreement.

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

       The Company generally designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as a component of stockholders' equity. At December 31, 1997, the Company recorded $1,061,000 of unrealized gains, net of tax, associated with its fixed maturity investments. During 1997 the Company recorded $1,664,000 of unrealized gains, net of tax, related to its investment portfolio.

       At December 31, 1997, the Company's portfolio of fixed maturities represented 92.5% of invested assets. Management believes that this level of bond holdings is consistent with the Company's liquidity needs because it anticipates that cash receipts from net premiums written and investment income will enable the Company to satisfy its cash obligations. Furthermore, a portion of the Company's bond portfolio is invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide monthly paydowns of bond principal.

       At December 31, 1997, $121,450,000, or 62.4%, of the Company's fixed maturity portfolio was invested in mortgage-backed and other asset- backed securities. The Company invests in a variety of collateralized mortgage obligations ("CMO") products but has not invested in the derivative type of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company's CMO investments have an active secondary market and their effect on the Company's liquidity does not differ from that of other fixed maturity investments. The Company does not own any other derivative financial instruments.

       At December 31, 1997, only $861,000, or .4%, of the Company's investment portfolio was invested in non-investment grade securities, which was down from $3,329,000, or 1.7%, at December 31, 1996. At December 31, 1996, MNH owned an investment represented by a capital advance issued by Mutual in the principal amount of $1,350,000. During 1997, MNH received $49,025 of dividends related to this capital advance and Mutual repaid to MNH the full amount of the advance.

        During 1997 the Company repurchased 158,900 shares of its common stock at an average price of $18.40 and is holding 319,600 shares in treasury as of December 31, 1997.

       As a holding company, the Company is dependent upon cash dividends from MNH to meet its obligations and pay any cash dividends. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's policyholders' surplus as of the preceding December 31. The maximum amount of dividends that MNH could pay during any twelve month period ending in 1998 without the prior approval of the New Hampshire Insurance Commissioner is $4,601,000. The Company paid a $.05 per share quarterly cash dividend to its common stockholders totaling $589,000 in 1997.

       The Company relies to a significant degree on computer technology to operate its insurance business. Mutual is currently preparing all of its computer systems to be year 2000 compliant. Year 2000 compliance means that computer systems are able to distinguish date data between the twentieth and twenty first centuries. As part of this process, Mutual is replacing some of its systems and upgrading others, and is working to assess the status of its vendors' and customers' year 2000 compliance. The Company's share of the costs that have been incurred to upgrade these systems has not had a material adverse impact on the Company's financial position, results of operations or cash flows. However, Mutual's inability or the inability of the Company's vendors or customers to resolve year 2000 issues could result in material financial risk. The Company has been advised by Mutual that it is devoting appropriate resources to address year 2000 issues and anticipates that its computer systems will be in compliance by the end of 1998. The Company does not know the extent of its share of the future costs that Mutual will incur in this regard, but it does not believe these costs will have a material adverse impact on the Company's results of operations or financial condition.

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

       Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. The Company has consistently followed a business strategy that would allow MNH to meet this 3 to 1 regulatory guideline. MNH's ratio of net premiums written to statutory surplus for 1997 was 2.1 to 1.

Inflation

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

Possible Change in Relationship with Mutual

       The Company's and MNH's business and day-to-day operations are closely aligned with those of Mutual. This is the result of a combination of factors. Mutual has had a historical ownership interest in the Company and MNH. Prior to November 1986 MNH was a wholly-owned subsidiary of Mutual. Following the Company's initial public offering in November 1986 until a secondary stock offering in July 1993 the Company was a majority-owned subsidiary of Mutual. Mutual currently owns 8.8% of the Company. Under the Management Agreement, Mutual provides the Company and MNH with all facilities and personnel to operate their business. The only officers of the Company or MNH who are paid full time employees are employees of the Mutual whose services are purchased under the Management Agreement. Also, the operation of the Company's insurance business, which offers substantially the same lines of insurance as Mutual through the same independent insurance agents, creates a very close relationship among the companies.

       From time to time the Directors of the Company and Mutual have discussed possible changes in the relationship among the three companies for the purposes of improving their insurance operations and reducing the instances where there might be conflicts between MNH and Mutual. For example, in November 1994 when Mutual filed an application with the New York Insurance Department to convert from a mutual to a stock corporation, the Company indicated to Mutual its willingness to consider sponsoring that conversion. However, as a result of an improvement in its financial condition, Mutual withdrew its conversion application in September 1996. Another example of the Directors' interest in changing the relationship among the companies occurred in 1994 when, as part of the settlement of issues arising out of the allocation of assigned risk automobile business, the two Boards explored the advisability and feasibility of pooling the insurance operations of MNH and Mutual in exchange for a reduction in the notice period required to terminate the Management Agreement. At that time, after extended arms' length negotiations with Mutual's Board of Directors, the Company concluded that pooling would not be in its best interest, and no changes were made. In late 1997 the companies jointly retained an independent insurance consultant to review their common insurance operations and to consider, among other things, whether pooling was advisable from each company's perspective. The independent insurance consultant recommended that the companies consider pooling, but after extensive consideration Mutual concluded that pooling would not be in its best interest at this time.

      The Company has recently been informed by Mutual that Mutual is considering whether it would be in its best interest to purchase all or substantially all of the stock of the Company or MNH, and that Mutual has retained an investment banking firm and independent legal counsel to assist it in determining whether such a proposal is advisable and, if so, whether Mutual could finance any such proposal. The Company is studying what alternatives, if any, are available to it should Mutual either not present a proposal or present a proposal which is unacceptable to the Company. Among the alternatives being considered by the Company are the possible sale or merger of the Company or MNH. There can be no assurance that Mutual will present any proposal to the Company, or if it does whether such proposal would be acceptable to the Company or whether Mutual would be able to secure the financing and regulatory approvals necessary to complete any such proposal. There can also be no assurance that any of the alternatives being considered by the Company can be implemented on terms acceptable to the Company.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The consolidated financial statements required in response to this Item are submitted as part of Item 14 (a) of this report.

      Quarterly data for the two most recent fiscal years is set forth below:

                                                       Three months ended
                                           ---------------------------------------------
                                             3/31         6/30        9/30        12/31
                                             ----         ----        ----        -----
                                              (in thousands, except per share amounts)
1997
    Net premiums earned                    $23,000      $24,158      $23,764     $25,132
    Net investment income                    3,029        3,190        3,223       3,328
    Net realized investment gains (losses)     107           (4)           9          --
    Other revenues                              61           25           77          51
                                           -------      -------      -------     -------
    Total revenues                         $26,197      $27,369      $27,073     $28,511
                                           =======      =======      =======     =======
    Income before income taxes             $   617      $ 1,395      $ 1,689     $ 1,721
    Net income                             $   481      $ 1,059      $ 1,289           $
                                                                                   1,369
    Net income per common share                         $   .16      $   .35     $   .43
                                                                                 $   .47

1996
    Net premiums earned                    $23,441      $24,432      $23,924     $23,955
    Net investment income                    2,800        2,807        2,921       3,196
    Net realized investment gains (losses)       7          935           58          (4)
    Other revenues (expenses), net             126          (68)         144         (30)
                                           -------      -------      -------     -------
    Total revenues                         $26,374      $28,106      $27,047     $27,117
                                           =======      =======      =======     =======
    Income (loss) before income taxes      $  (328)     $ 2,651      $   239     $(5,595)
    Net income (loss)                      $  (261)     $ 2,065      $   310     $(3,262)
    Net income (loss) per common share     $  (.08)     $   .64      $   .10     $ (1.05)


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

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (a) (1) The following financial statements of Merchants Group, Inc. are included on pages F-1 to F-22:

           Report of Independent Accountants
           Consolidated Balance Sheet - December 31, 1996 and 1997. Consolidated Statement of Operations - Years ended
           December 31, 1995, 1996 and 1997.
           Consolidated Statement of Changes in Stockholders' Equity - Years ended December 31, 1995, 1996 and 1997.
           Consolidated Statement of Cash Flows - Years ended December 31, 1995, 1996 and 1997. Notes to Consolidated Financial Statements.

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
             Supplemental Insurance Information Concerning Property - Casualty Subsidiaries

   (b) Reports on Form 8-K.
       There were no reports on Form 8-K filed for the quarter ended December 31, 1997.

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

          (e) Agreement of Reinsurance No. 8009 between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and General Reinsurance Corporation, (incorporated by reference to Exhibit 10e to the Company's 1995 Annual Report on Form 10-K filed on March 28, 1996).

          (f)  Property Catastrophe Reinsurance Agreement (HCI Agreement No.
               439) between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and General Reinsurance Corporation, et. al., dated January 1, 1997, (incorporated by reference to Exhibit No. 10f to the Company's 1996 Annual Report on Form 10-K filed on March 28, 1997).

         *(g) Merchants Mutual Capital Accumulation Plan (incorporated by reference to Exhibit No. 10G to the Company's Registration Statement (No. 33-9188) on Form S-1 filed on September 30, 1986).

         *(h) Merchants Mutual Capital Accumulation Plan, fourth amendment, effective January 1, 1996 (incorporated by referenced to Exhibit 10(h) to the Company's 1996 Annual Report on Form 10-K (File No. 1-9640) filed on March 28, 1997).

         *(i) Merchants Mutual Capital Accumulation Plan Trust Agreement (restated as of January 1, 1996 (incorporated by reference to Exhibit 10(i) to the Company's 1996 Annual Report on Form 10-K (File No. 1-9640) filed on March 28, 1997).

         *(j) Merchants Mutual Supplemental Executive Retirement Plan dated as of December 29, 1989 and Agreement of Trust dated as of December 29, 1989 (incorporated by reference to Exhibit No. 10K to the Company's 1989 Annual Report on Form 10-K
               (File No. 1-9640) filed on March 21, 1990).

         *(k) Amendment dated June 10, 1992 to Agreement of Trust under Merchants Mutual Supplemental Executive Retirement Plan dated as of December 29, 1989 (incorporated by reference to Exhibit No. 10R to the Company's 1992 Annual Report on Form 10-K (File No. 1-9640) filed on March 31, 1993).

         *(l) Merchants Group, Inc. 1986 Stock Option Plan As Amended Through February 16, 1993 (incorporated by reference to Exhibit No. 10E to the Company's 1992 Annual Report on Form 10-K
               (File No. 1-9640) filed on March 31, 1993).

         *(m) Form of Amended Indemnification Agreement entered into by Registrant with each director and executive office of Registrant (incorporated by reference to Exhibit No. 10N to Amendment No. 1 to the Company's Registration Statement on (No. 33-9188) Form S-1 filed on November 7, 1986).

         *(n) Merchants Mutual Insurance Company Incentive Compensation Plan, as amended January 24, 1996 (incorporated by reference to Exhibit No. 10(n) to the Company's 1996 Annual Report on Form 10-K (File No. 1-9640) filed on March 28, 1997).

         *(o) Employment Agreement between Robert M. Zak and Merchants Mutual Insurance Company dated as of June 1, 1994 (incorporated by reference to Exhibit No. 10O to the Company's 1994 Annual Report on Form 10-K (File No. 1-9640) filed on March 31, 1995).

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

                              MERCHANTS GROUP, INC.
                      SCHEDULE I - SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                December 31, 1997
                                 (in thousands)



                                                                         Amount at
                                                                        which shown
                                          Amortized Cost/    Market    in the balance
Type of Investment                             Cost           value         sheet
------------------                             ----           -----         -----
Fixed maturities:

United States Government and
    government agencies and authorities     $ 23,902         $ 23,767     $ 23,796
Corporate bonds                               20,035           20,548       20,548
Mortgage and asset backed securities         120,473          122,175      121,450
Tax exempt bonds                              28,217           28,764       28,764
                                            --------         --------     --------
       Total fixed maturities                192,627          195,254      194,558
                                            --------         --------     --------
Preferred stocks                              10,038           10,582       10,582
Short-term investments                         4,470            4,470        4,470

Other                                            634              634          634
                                            --------         --------     --------
                                            $207,769         $210,940     $210,244
                                            ========         ========     ========

                              MERCHANTS GROUP, INC.
             SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES,
                 AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER
                              THAN RELATED PARTIES
                  Years ended December 31, 1995, 1996 and 1997
                                 (in thousands)


                                                   1995        1996        1997
                                                   ----        ----        ----
Receivable from (payable to) Merchants Mutual
  Insurance Company(1):

Balance at beginning of period                    $ (397)     $1,091      $327
Increase (decrease)                                1,488        (764)      200
                                                  ------      ------      ----

Balance at end of period                          $1,091      $  327      $527
                                                  ======      ======      ====

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

                              MERCHANTS GROUP, INC.
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                (in thousands except per share and share amounts)



BALANCE SHEET                                                                            December 31,
                                                                                 ----------------------------
                                                                                   1996                 1997
                                                                                   ----                 ----
       Assets
Investment in subsidiary                                                         $ 63,764             $67,116
Other assets                                                                        1,346                 407
                                                                                 --------             -------
       Total Assets                                                              $ 65,110             $67,523
                                                                                                      =======

       Liabilities  and  Stockholders'  Equity

Other liabilities                                                                $     81             $    61
                                                                                                      -------
       Total liabilities                                                         $     81             $    61
                                                                                                      -------

Stockholders' equity:
    Preferred stock, $.01 par value, authorized and
         unissued 3,000,000 shares                                                     --                  --
    Preferred stock, no par value, $424.30 stated value, no shares issued or
         outstanding at December 31, 1995 or 1996                                      --                  --
    Common stock, $.01 par value, authorized 10,000,000 shares; issued and outstanding of 3,059,652 shares at December 31,
         1996 and 2,906,502 shares at December 31, 1997                                32                  32
    Additional paid in capital                                                     35,372              35,455
    Treasury stock, 319,600 shares at December 31, 1997                            (2,983)             (5,906)
    Unrealized investment gains (losses), net of tax                                 (603)              1,061
    Accumulated earnings                                                           33,211              36,820
                                                                                 --------             -------
       Total stockholders' equity                                                  65,029              67,462
                                                                                 --------             -------
       Total liabilities and stockholders' equity                                $ 65,110             $67,523
                                                                                 ========             =======

                              MERCHANTS GROUP, INC.
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                    Continued
                (in thousands except per share and share amounts)



INCOME  STATEMENT
                                                          Year ended December 31,
                                                     --------------------------------
                                                       1995         1996        1997
                                                       ----         ----        ----
Revenues:
       Equity in net income (loss) of subsidiary     $(2,856)     $(1,570)     $4,485
       Investment income                                  73          133          21
       Net realized investment gains (losses)           (840)         902           2
                                                     -------      -------      ------
              Total revenues                          (3,623)        (535)      4,508

Expenses:
       General and administrative expenses               246          281         230
                                                     -------      -------      ------
Operating income before income taxes                  (3,869)        (816)      4,278
Income tax expense (benefit)                             (50)         332          80
                                                     -------      -------      ------
              Net income                             $(3,819)     $(1,148)     $4,198
                                                     =======      =======      ======

                              MERCHANTS GROUP, INC.
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 (in thousands)

STATEMENT OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents:

                                                                                 Year ended December  31,
                                                                            ----------------------------------
                                                                               1995        1996         1997
                                                                               ----        ----         ----
                                                                                      (in thousands)
Cash flows from operating activities:                                       $  (311)     $   560      $  (227)
                                                                            -------      -------      -------
Cash flows from investing activities:
       Receipt of subsidiary common stock dividend                              800           --        2,800
       Sale (purchase) of other investments, net                               (480)       2,992          853
                                                                            -------      -------      -------
       Cash flows from investing activities                                     320        2,992        3,653
                                                                            -------      -------      -------

Cash flows from financing activities:
       Purchase of treasury stock                                                --       (2,983)      (2,923)
       Cash dividend on common stock                                           (635)        (634)        (589)
       Exercise of common stock options                                         624           70           83
                                                                            -------      -------      -------
       Cash flows from financing activities                                     (11)      (3,547)      (3,429)
                                                                            -------      -------      -------

Net increase (decrease) in cash and cash equivalents                             (2)           5           (3)
Cash and cash equivalents, beginning of year                                      5            3            8
                                                                            -------      -------      -------
Cash and cash equivalents, end of year                                      $     3      $     8      $     5
                                                                            =======      =======      =======


Reconciliation of net income to net cash provided by operations:

Net income (loss)                                                           $(3,819)     $(1,148)     $ 4,198

Adjustments to reconcile net income to net cash provided by operations:

              Equity in (income) loss of subsidiary                           2,856        1,570       (4,485)
              Net realized investment (gains) losses                            840         (902)          (2)
              Increase (decrease) in liabilities                                 98         (219)         (20)
              (Increase) decrease in other
                 (non-investment) assets                                         94          514           93
              Other, net                                                       (380)         745          (11)
                                                                            -------      -------      -------
Net cash provided by (used in) operating activities                         $  (311)     $   560      $  (227)
                                                                            =======      =======      =======

                              MERCHANTS GROUP, INC.
                 SCHEDULE III - CONDENSED FINANCIAL INFORMATION


NOTES TO CONDENSED FINANCIAL STATEMENTS

       Cash dividends of $800,000 and $2,800,000 were paid to the Registrant by its consolidated subsidiary in the years ended December 31, 1995 and 1997, respectively. No cash dividends were paid to the Registrant by its consolidated subsidiary in 1996.

                              MERCHANTS GROUP, INC.
                            SCHEDULE VI - REINSURANCE
                    YEARS ENDED DECEMBER 31, 1995, 1996, 1997
                            (in thousands) Percentage



                                                                                Percentage
                                               Ceded      Assumed                of amount
                                    Gross     to other   from other     Net       assumed
                                    amount    companies   companies    amount      to net
                                    ------    ---------   ---------    ------      ------
Year ended December 31, 1995
Property and Casualty Premiums     $ 98,533     $7,548     $6,572     $97,577       6.7%

Year ended December 31, 1996
Property and Casualty Premiums     $101,007     $7,786     $3,401     $96,622       3.5%

Year Ended December 31, 1997
Property and Casualty Premiums     $101,064     $6,895     $2,642     $96,811       2.7%

                              MERCHANTS GROUP, INC.
           SCHEDULE X - SUPPLEMENTAL INSURANCE INFORMATION CONCERNING
                        PROPERTY - CASUALTY SUBSIDIARIES
                  Years ended December 31, 1995, 1996 and 1997
                                 (in thousands)



                             Reserves                                         Losses & loss
                   Deferred    for     Discount                             adjustment expenses  Amoritiza-
                   policy    losses &   if any,                      Net    incurred related to  tion of    Paid losses
                   acquis-   loss ad-  deducted              Net    invest-     (1)      (2)     deferred    & loss ad-   Direct
                   ition     justment   from     Unearned  earned    ment     Current   Prior    acquisition  justment    premium
                   costs     expenses  reserves  premiums premiums  income    years     years      costs      expenses    written
                   -----     --------  --------  -------- --------  ------    -----     -----      -----      --------    -------
Year ended:

December 31, 1995   $12,165  $119,722  $  460    $48,773   $94,749  $10,368   $67,150 $11,045     $25,458    $62,091    $ 98,553

December 31, 1996   $12,396  $133,479  $1,113    $49,710   $95,752  $11,724   $72,771 $ 6,832     $25,374    $67,061    $101,007

December 31, 1997   $12,597  $141,205  $6,394    $50,406   $96,054  $12,770   $67,119 $ 4,508     $25,454    $67,054    $101,064

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

Certain statements made in this Annual Report on Form 10-K constitute forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by those statements. These assumptions, risks and uncertainties include, but are not limited to, those associated with factors affecting the property and casualty insurance industry generally, including price competition, size and frequency of claims, increasing crime rates, escalating damage awards, natural disasters, fluctuations in interest rates and general business conditions; the Company's dependence on investment income; the geographic concentration of the Company's business in the northeastern United States and in particular in New York, New Hampshire, New Jersey, Rhode Island, Pennsylvania and Massachusetts; the adequacy of the Company's loss reserves; government regulation of the insurance industry; exposure to environmental claims; dependence of the Company on its relationship with Mutual; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Commission. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the filing of this report.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Merchants Group, Inc.

Date: March  30, 1998          BY: /s/ Robert M. Zak, Senior Vice President
            ---                    -------------------------------------------
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


     SIGNATURE                                 TITLE                       DATE
     ---------                                 -----                       ----
/s/ RICHARD E. GARMAN                    Director, Chairman            March 30, 1998
-------------------------                of the Board
Richard E. Garman


/s/ BRENT D. BAIRD                       Director, President           March 30, 1998
-------------------------
Brent D. Baird


/s/ ROBERT M. ZAK                        Director, Sr. VP &            March 30, 1998
-------------------------                Chief Operating
Robert M. Zak                            Officer


/s/ KENNETH J. WILSON                    Vice President & CFO          March 30, 1998
-------------------------                (principal financial
Kenneth J. Wilson                        and accounting officer)


/s/ ANDREW A. ALBERTI                    Director                      March 30, 1998
-------------------------
Andrew A. Alberti


/s/ FRANK J. COLANTUONO                  Director                      March 30, 1998
-------------------------
Frank J. Colantuono


/s/ HENRY P. SEMMELHACK                  Director                      March 30, 1998
-------------------------
Henry P. Semmelhack

                        Report of Independent Accountants



To the Board of Directors
and Stockholders of
Merchants Group, Inc.



In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 32 present fairly, in all material respects, the financial position of Merchants Group, Inc. and its subsidiary at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP

Buffalo, New York
February 16, 1998

                              MERCHANTS GROUP, INC.
                           CONSOLIDATED BALANCE SHEET

                                 (in thousands)

                                                                     December 31,
                                                                ---------------------
                                                                  1996          1997
                                                                  ----          ----
                         Assets
Investments:
   Fixed maturities:
     Held to maturity at amortized cost                         $ 19,549     $ 19,631
     Available for sale at fair value                            163,567      174,927
   Preferred stock at fair value                                   7,928       10,582
   Other long-term investments at fair value                       2,305          634
   Short-term investments                                          8,248        4,470
                                                                --------     --------
               Total investments
                                                                 201,597      210,244
Cash
Interest due and accrued                                              11           10
Premiums receivable, net of allowance for doubtful accounts        1,793        1,858
   of $571 in 1996 and $543 in 1997
Deferred policy acquisition costs                                 20,501       21,084
Ceded reinsurance balances receivable                             12,396       12,597
Prepaid reinsurance premiums                                       7,835       11,132
Receivable from affiliate                                          2,932        2,871
Federal income taxes receivable                                      327          527
Deferred federal income taxes                                      1,266           --
Other assets                                                       6,645        6,319
                                                                   6,820        7,332
                                                                --------     --------
               Total assets
                                                                $262,123     $273,974
                                                                ========     ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              MERCHANTS GROUP, INC.
                           CONSOLIDATED BALANCE SHEET

                       (in thousands except share amounts)

                                                                      December 31,
                                                                 ------------------------
                                                                   1996            1997
                                                                   ----            ----

             Liabilities and Stockholders' Equity
             ------------------------------------
Liabilities:
   Reserve for losses and loss adjustment expenses               $ 133,479      $ 141,205
   Unearned premiums                                                49,710         50,406
   Other liabilities                                                13,905         14,901
                                                                 ---------      ---------

                  Total liabilities                                197,094        206,512
                                                                 ---------      ---------

Stockholders' equity:
   Common stock, issued and outstanding 3,059,652
       shares at December 31, 1996 and 2,906,502
       shares at December 31, 1997                                      32             32
   Additional paid in capital                                       35,372         35,455
   Treasury stock, 160,700 shares at December 31, 1996
        and 319,600 shares at December 31, 1997                     (2,983)        (5,906)
   Unrealized investment gains (losses), net of tax                   (603)         1,061
   Accumulated earnings                                             33,211         36,820
                                                                 ---------      ---------

                  Total stockholders' equity                        65,029         67,462
                                                                 ---------      ---------

Commitments and contingent liabilities (Note 9)                         --             --

                  Total liabilities and stockholders' equity     $ 262,123      $ 273,974
                                                                 =========      =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              MERCHANTS GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (in thousands except per share amounts)


                                                                  Year ended December 31,
                                                         --------------------------------------
                                                            1995           1996           1997
                                                            ----           ----           ----
Revenues:
   Net premiums earned                                   $  94,749      $  95,752      $ 96,054
   Net investment income                                    10,368         11,724        12,770
   Net realized investment gains (losses)                     (832)           996           112
   Other revenues                                              259            172           214
                                                         ---------      ---------      --------
       Total revenues                                      104,544        108,644       109,150
                                                         ---------      ---------      --------

Expenses:
   Net losses and loss adjustment expenses                  78,195         79,603        71,627
   Amortization of deferred policy acquisition costs        25,458         25,374        25,454
   Other underwriting expenses                               7,709          6,700         6,647
                                                         ---------      ---------      --------
       Total expenses                                      111,362        111,677       103,728
                                                         ---------      ---------      --------

Income (loss) before income taxes                           (6,818)        (3,033)        5,422
Income tax provision (benefit)                              (2,999)        (1,885)        1,224
                                                         ---------      ---------      --------
       Net income (loss)                                 $  (3,819)     $  (1,148)     $  4,198
                                                         =========      =========      ========

Basic and diluted earnings (loss) per share              $   (1.19)     $    (.36)     $   1.41
                                                         =========      =========      ========

Weighted average number of shares outstanding:
   Basic                                                     3,214          3,174         2,973
   Diluted                                                   3,219          3,182         2,980


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              MERCHANTS GROUP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (in thousands)

                                                             Year ended December 31,
                                                      ------------------------------------
                                                        1995           1996         1997
                                                        ----           ----         ----
Common stock:
    Beginning and end of year                         $     32      $     32      $     32
                                                      --------      --------      --------

Additional paid in capital:
    Beginning of year                                   34,678        35,302        35,372
    Exercise of common stock options                       624            70            83
                                                      --------      --------      --------
    End of year                                         35,302        35,372        35,455
                                                      --------      --------      --------

Treasury stock:
    Beginning of year                                       --            --        (2,983)
    Purchase of treasury shares                             --        (2,983)       (2,923)
                                                      --------      --------      --------
    End of year                                             --        (2,983)       (5,906)
                                                      --------      --------      --------

Unrealized investment gains (losses), net of tax:
    Beginning of year                                   (6,878)         (357)         (603)
    Appreciation (depreciation)                          9,880          (373)        2,521
    Deferred income tax benefit (expense)               (3,359)          127          (857)
                                                      --------      --------      --------
    End of year                                           (357)         (603)        1,061
                                                      --------      --------      --------

Accumulated earnings:
    Beginning of year                                   39,447        34,993        33,211
    Net income (loss)                                   (3,819)       (1,148)        4,198
    Cash dividends                                        (635)         (634)         (589)
                                                      --------      --------      --------
    End of year                                         34,993        33,211        36,820
                                                      --------      --------      --------

                 Total stockholders' equity           $ 69,970      $ 65,029      $ 67,462
                                                      ========      ========      ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              MERCHANTS GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (in thousands)

                                                                   Year ended December 31,
                                                           -------------------------------------
                                                             1995           1996          1997
                                                             ----           ----          ----
Cash flows from operations:
     Collection of premiums                                $ 95,432      $ 96,684      $ 96,102
     Payment of losses and loss adjustment expenses         (62,091)      (67,061)      (67,054)
     Payment of underwriting expenses                       (29,903)      (32,311)      (32,019)
     Investment income received                              10,479        11,917        12,763
     Investment expenses paid                                  (125)         (287)         (309)
     Income taxes (paid) recovered                              (58)        2,734          (164)
     Other cash receipts                                        259           188           214
                                                           --------      --------      --------
         Net cash provided by operations                     13,993        11,864         9,533
                                                           --------      --------      --------

Cash flows from investing activities:
     Proceeds from fixed maturities sold or matured          15,321        55,899        81,035
     Purchase of fixed maturities                           (27,800)      (55,910)      (90,176)
     Net increase in preferred stock                             --        (6,928)       (2,067)
     Net decrease in other long-term investments                164         2,148         1,671
     Net (increase) decrease in short-term investments          (15)       (3,778)        3,778
     Purchase of equipment, net                                (143)         (540)         (146)
                                                           --------      --------      --------
         Net cash used in investing activities              (12,473)       (9,109)       (5,905)
                                                           --------      --------      --------

Cash flows from financing activities:
     Settlement of affiliate balances                        (1,488)          764          (200)
     Purchase of treasury stock                                  --        (2,983)       (2,923)
     Proceeds from exercise of common stock options             624            70            83
     Cash dividends                                            (635)         (634)         (589)
                                                           --------      --------      --------
         Net cash used in financing activities               (1,499)       (2,783)       (3,629)
                                                           --------      --------      --------
     Increase (decrease) in cash                                 21           (28)           (1)
Cash, beginning of year                                          18            39      $     11
                                                           --------      --------      --------
Cash, end of year                                          $     39      $     11            10
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

                              MERCHANTS GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
         RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS

                                 (in thousands)

                                                                Year ended December 31,
                                                         ------------------------------------
                                                            1995           1996        1997
                                                            ----           ----        ----
Net income (loss)                                        $ (3,819)     $ (1,148)     $ 4,198

Adjustments:
     Depreciation and amortization                            100            33          (19)
     Net realized investment (gains) losses                   832          (996)        (112)

(Increase) decrease in assets:
     Interest due and accrued                                  79            93          (65)
     Premiums receivable                                   (2,309)         (141)        (583)
     Deferred policy acquisition costs                       (578)         (231)        (201)
     Ceded reinsurance balances receivable                    618          (821)      (3,297)
     Prepaid reinsurance premiums                            (496)          (66)          61
     Federal income taxes receivable                       (1,946)        1,877        1,266
     Deferred federal income tax benefit                   (1,111)       (1,027)        (532)
     Other assets                                            (141)           35            8

Increase (decrease) in liabilities:
     Reserve for losses and loss adjustment expenses       15,707        13,757        7,726
     Unearned premiums                                      3,324           937          696
     Other liabilities                                      3,733          (438)         387
                                                         --------      --------      -------
          Net cash provided by operations                $ 13,993      $ 11,864      $ 9,533
                                                         ========      ========      =======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              MERCHANTS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Significant Accounting Policies

     Principles of consolidation and basis of presentation

     The consolidated financial statements of Merchants Group, Inc. (the "Company") include the accounts of the Company, its wholly owned subsidiary, Merchants Insurance Company of New Hampshire, Inc. ("MNH"), and M.F.C. of New York, Inc., an inactive premium finance company which is a wholly owned subsidiary of MNH. MNH is a stock property and casualty insurance company domiciled in the state of New Hampshire. MNH offers property and casualty insurance to preferred risk individuals and small to medium sized businesses in the northeast United States, primarily in the states of New York, New Hampshire and New Jersey where a majority of its policies are written. As a holding company, the Company has had no operations.

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") which differ in some respects from those followed in reports to insurance regulatory authorities. In its Annual Statement filed with regulatory authorities, MNH reported policyholders' surplus of $46,006,000 and $43,908,000 at December 31, 1997 and 1996, respectively. MNH's net income (loss) as reported in its Annual Statement was $3,481,000 in 1997, ($2,788,000) in 1996 and
     ($4,490,000) in 1995. All significant intercompany balances and transactions have been eliminated.

     The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Certain prior year balances have been reclassified to conform with 1997 classification.

     Investments

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

     In December 1995, the Company reassessed the appropriateness of the accounting classification of its fixed maturity investments as permitted by the Financial Accounting

     Standards Board ("FASB"). As a result of this reassessment the Company reclassified certain fixed maturity securities with an amortized cost and fair value of $15,674,000 and $15,639,000, respectively, from held to maturity to available for sale which resulted in a $1,044,000 increase in stockholders' equity at December 31, 1995.

     Fixed maturities include mortgage backed and asset backed securities which are valued using the interest method. The Company estimates prepayments utilizing published data when applying the interest method. Periodic adjustments to prepayment assumptions are credited or charged to investment income.

     Preferred stocks are carried at fair value. Other long-term investments include collateralized mortgage obligation residuals, carried at unpaid principal balances which do not vary significantly from fair value. Short-term investments, consisting primarily of money market mutual funds, have original maturities of three months or less and are carried at cost, which approximates fair value. Realized gains and losses on the sale of investments are based on the cost of the specific investment sold.

     Net premiums earned

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

     Reinsurance

     Reinsurance assumed from business written through state reinsurance facilities has been reflected in unearned premiums, loss reserves, premiums earned and losses incurred based on reports received from such facilities. Ceded reinsurance premiums, losses and ceding commissions are netted against earned premiums, losses and commission expense, respectively.

     Reserve for losses and loss adjustment expenses

     Liabilities for unpaid losses and loss adjustment expenses ("LAE") are estimates of future payments to be made to settle all insurance claims for reported losses and estimates of incurred but not reported losses based upon past experience modified for current trends. With the exception of workers' compensation losses, loss reserves are not discounted. Estimated amounts of salvage and subrogation on paid and unpaid losses are deducted from the liability for unpaid claims. The estimated liabilities may be more or less than the amount ultimately paid when the claims are settled. Management and the Company's independent consulting actuary regularly review the estimates of reserves needed and any changes are reflected in current operating results.

     The Company discounts its liability for workers' compensation case reserves on a tabular basis, using the NCCI Workers Compensation Statistical Plan Table III A at a rate of 3.5%. The amount of discount at December 31, 1997 is $6,394,000. Reserves for losses incurred but not reported and for LAE are not discounted.

     Structured settlements have been negotiated for claims on certain insurance policies. Structured settlements are agreements to provide periodic payments to claimants, and are funded by annuities purchased from various life insurance companies. The Company remains primarily liable for payment of these claims. Accordingly, a liability and a corresponding deposit in the amount $5,333,000 and $5,942,000 at December 31, 1996 and 1997,
     respectively, are recorded in the Company's consolidated balance sheet.

     Income taxes

     The Company and its wholly owned subsidiary file a consolidated federal income tax return. The Company follows the asset and liability approach to account for income taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

     Other financial instruments

     The fair values of the Company's other financial instruments, principally premiums receivable and certain non-insurance related liabilities, do not vary significantly from the amounts assigned in these financial statements.

     Earnings per share

     During the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This statement prescribes new standards for computing and presenting earnings per share ("EPS") and makes those standards consistent with international standards. The Company has calculated EPS in conformity with the requirements of SFAS No. 128 for all periods presented in these financial statements.

     Other comprehensive income

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting of comprehensive income in a full set of general-purpose financial statements. Comprehensive income as described in SFAS No. 130 includes net income as well as items under existing accounting standards that are reported as adjustments to stockholders' equity. Such adjustments to stockholders' equity include unrealized gains and losses on certain investments in debt and equity securities. The Company will adopt SFAS No. 130 in the first quarter of 1998.

2.   Related Party Transactions

     The Company and MNH have no paid employees. Under a management agreement Merchants Mutual Insurance Company ("Mutual"), which owns 8.8% of the Company's outstanding common stock at December 31, 1997, provides the Company and MNH with the facilities, management and personnel required to manage their day-to-day business. All underwriting, administrative, claims and investment expenses incurred on behalf of Mutual and MNH are shared on an allocated cost basis, determined as follows: for underwriting and administrative expenses, the respective share of total direct premiums written for Mutual and MNH serves as the basis of allocation; for claims expenses, the average number of outstanding claims is used; investment expenses are shared based on each company's share of total invested assets. MNH also pays an annual management fee of $50,000 to Mutual. Management believes that the methods used to allocate expenses to MNH and Mutual are reasonable and fair to both companies. The management agreement may be terminated by either Mutual or the Company upon five years written notice.

     MNH's agents are also licensed to sell Mutual's products. The agents are informed of the underwriting criteria of each company as well as the classes of business that are acceptable to each company. Underwriters review each application submitted by an agent to determine which company's underwriting criteria the risk meets and then issue a policy in the appropriate company. Involuntary automobile policies are accounted for in accordance with the plan assignment ratios of the applicable governing jurisdictions. The payable to or receivable from Mutual is non-interest bearing and represents the net of premiums collected and loss and operating expense payments made by Mutual on behalf of MNH. This balance is settled in cash on a monthly basis.

     At December 31, 1996, MNH owned an investment represented by a capital advance issued by Mutual in the amount of $1,350,000. This investment was included in other long-term investments. During 1997, Mutual repaid to MNH the full amount of the advance as well as all unpaid dividends.

3.   Investments

     Investments in fixed maturities and preferred stocks

     The amortized cost and estimated fair values of investments in fixed maturities held to maturity and available for sale and the cost and estimated fair value of preferred stocks are as follows:


                                     Amortized      Gross      Gross
                                        Cost/     Unrealized  Unrealized  Estimated
                                        Cost        Gains      Losses     Fair Value
                                        ----        -----      ------     ----------
                                                     (in thousands)
     December 31, 1996
     -----------------
     Fixed maturities:

     Held to maturity
     ----------------
     U.S. Treasury securities and
         obligations of U.S.
         government corporations
         and agencies                 $  2,153     $    7     $    47     $  2,113
     Mortgage and asset backed
         securities                     17,396        412          --       17,808
                                      --------     ------     -------     --------
             Total                    $ 19,549     $  419     $    47     $ 19,921
                                      ========     ======     =======     ========

     Available for sale
     ------------------
     U.S. Treasury securities and
         obligations of U.S.
         government corporations
         and agencies                 $ 24,123     $    4     $   331     $ 23,796
     Obligations of states and
         political subdivisions         46,684        336         202       46,818
     Corporate securities                3,086        153          --        3,239
     Mortgage and asset backed
         securities                     89,607        532         425       89,714
                                      --------     ------     -------     --------
             Total                    $163,500     $1,025     $   958     $163,567
                                      ========     ======     =======     ========
     Preferred stocks                 $  7,928     $   --     $    --     $  7,928
                                      ========     ======     =======     ========

                                     Amortized   Gross        Gross
                                        Cost/  Unrealized   Unrealized   Estimated
                                        Cost     Gains        Losses     Fair Value
                                        ----     -----        ------     ----------
                                                   (in thousands)
     December 31, 1997
     -----------------
     Fixed maturities:

     Held to maturity
     ----------------
     U.S. Treasury securities and
         obligations of U.S.
         government corporations
         and agencies                 $  2,147     $    1       $ 30      $  2,118
     Mortgage and asset backed
         securities                     17,484        725         --        18,209
                                      --------     ------       ----      --------
             Total                    $ 19,631     $  726       $ 30      $ 20,327
                                      ========     ======       ====      ========
     Available for sale
     ------------------
     U.S. Treasury securities and
         obligations of U.S.
         government corporations
         and agencies                 $ 21,755     $    7       $113      $ 21,649
     Obligations of states and
         political subdivisions         28,217        547         --        28,764
     Corporate securities               20,035        513         --        20,548
     Mortgage and asset backed
         securities                    102,989      1,016         39       103,966
                                      --------     ------       ----      --------
             Total                    $172,996     $2,083       $152      $174,927
                                      ========     ======       ====      ========

     Preferred stocks                 $ 10,038     $  544       $ --      $ 10,582
                                      ========     ======       ====      ========

     The amortized cost and fair value of fixed maturities by expected maturity at December 31, 1997 are shown below. Mortgage and asset backed securities are distributed in the table based upon management's estimate of repayment periods. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         Estimated Fair
                                       Amortized Cost         Value
                                       --------------         -----
                                                (in thousands)
Held to maturity
----------------
Due in one year or less                    $  3,619         $  3,749
Due after one year through five years        12,526           12,948
Due after five years through ten years        3,101            3,229
Due after ten years                             385              401
                                           --------         --------
        Total                              $ 19,631         $ 20,327
                                           ========         ========

Available for sale
------------------
Due in one year or less                    $ 43,809         $ 43,880
Due after one year through five years       102,604          103,982
Due after five years through ten years       24,315           24,776
Due after ten years                           2,268            2,289
                                           --------         --------
        Total                              $172,996         $174,927
                                           ========         ========


     Discount and premium pertaining to collateralized mortgage obligations are amortized over the securities' estimated redemption periods using the effective interest method. Yields used to calculate premium or discount are adjusted for prepayments annually.

     Fixed maturities with a par value of $1,800,000 were on deposit at December 31, 1997 with various state insurance departments in compliance with applicable insurance laws.

     Proceeds from sales of available for sale fixed maturity securities and preferred stocks and gross realized gains and losses related to such sales are as follows:

                              Year ended December 31,
                          -------------------------------
                            1995       1996        1997
                            ----       ----        ----
                                  (in thousands)
Proceeds from sales       $1,797     $38,499     $26,652
Gross realized gains           8       1,012         138
Gross realized losses         --          16          26

     Net investment income

     Net investment income consists of:

                                        Year ended December 31,
                                   --------------------------------
                                     1995        1996        1997
                                     ----        ----        ----
                                           (in thousands)
     Fixed maturities              $10,078     $10,956     $11,472
     Short-term investments            238         443         686
     Other                             177         612         921
                                   -------     -------     -------
         Total investment income    10,493      12,011      13,079
      Investment expenses              125         287         309
                                   -------     -------     -------
         Net investment income     $10,368     $11,724     $12,770
                                   =======     =======     =======

4    Reinsurance

     MNH follows the customary practice of reinsuring a portion of the exposure under its policies. Insurance is ceded principally to reduce net liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of coverage provided by its policies, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded.

     The effect of reinsurance on premiums written and earned for the years ended December 31, 1996 and 1997 is as follows:

                                                     1996                                 1997
                                         ------------------------------       ---------------------------
                                         Premiums            Premiums         Premiums           Premiums
                                          Written             Earned           Written             Earned
                                          -------             ------           -------             ------
                                                                   (in thousands)
      Direct                              $101,007             $99,858         $101,064           $100,146
      Assumed                                3,401               3,614            2,642              2,864
      Ceded                                 (7,786)             (7,720)          (6,895)            (6,956)
                                          --------             -------         --------           --------
          Net premiums                    $ 96,622             $95,752         $ 96,811           $ 96,054
                                          ========             =======         ========           ========

     Reinsurance ceded transactions decreased losses and LAE by $1,920,000 and $5,528,000 for the years ended December 31, 1996 and 1997, respectively.

     As a result of the reinsurance agreements maintained by MNH, MNH is exposed to certain credit risk if its primary reinsurer were to become financially unstable. As of December 31, 1997, MNH has recognized amounts to be recovered from its primary reinsurer related to ceded losses and ceded unearned premiums totaling $11,936,000. MNH generally does not require collateral for reinsurance recoverable.

5.   Reserve for Losses and Loss Adjustment Expenses

     Activity in the reserve for losses and LAE is summarized as follows:

                                                            1996          1997
                                                            ----          ----
                                                              (in thousands)
Reserve for losses and LAE at beginning of year           $119,722     $133,479
    Less reinsurance recoverables                            6,004        7,219
                                                          --------     --------
    Net balance at beginning of year                       113,718      126,260
                                                          --------     --------

Provision for losses and LAE for claims occurring in:
    Current year                                            72,771       67,119
    Prior years                                              6,832        4,508
                                                          --------     --------
                                                            79,603       71,627
                                                          --------     --------

Loss and LAE payments for claims occurring in:
    Current year                                            28,512       26,100
    Prior years                                             38,549       40,954
                                                          --------     --------
                                                            67,061       67,054
                                                          --------     --------

Reserve for losses and LAE at end of year, net             126,260      130,833
    Plus reinsurance recoverables                            7,219       10,372
                                                          --------     --------
    Balance at end of year                                $133,479     $141,205
                                                          ========     ========


     In 1996 and 1997, the Company increased its reserves for prior years by $6,832,000 and $4,508,000, respectively. The increase in reserves for prior years made in 1996 and 1997 were primarily attributable to higher than anticipated severity of claims on workers' compensation policies.

6.   Income Taxes

     The provision (benefit) for federal income taxes consists of:

                                                       Year ended December 31,
                                                 ----------------------------------
                                                   1995         1996         1997
                                                   ----         ----         ----
                                                           (in thousands)
Current                                          $(1,888)     $(1,208)     $ 1,756
Deferred                                          (1,111)        (677)        (532)
                                                 -------      -------      -------
Total federal income tax provision (benefit)     $(2,999)     $(1,885)     $ 1,224
                                                 =======      =======      =======

     A reconciliation of the difference between the Company's total federal income tax provision and that calculated using the federal statutory income tax rate is as follows:

                                                           Year ended December 31,
                                                     -----------------------------------
                                                       1995         1996          1997
                                                       ----         ----          ----
                                                               (in thousands)
    Computed provision (benefit) at
         statutory rate                              $(2,318)     $(1,031)     $ 1,843
    Adjustments:
         Tax-exempt investment income                   (878)        (726)        (491)
          Dividend exclusion                             (18)         (47)        (147)
          Other items                                    215          (81)          19
                                                     -------      -------      -------
    Total federal income tax provision (benefit)     $(2,999)     $(1,885)     $ 1,224
                                                     =======      =======      =======

     Deferred federal tax liabilities (assets) are comprised of the following:

                                                 December 31,
                                           ----------------------
                                             1996           1997
                                             ----           ----
                                                (in thousands)
Deferred policy acquisition costs          $  4,215      $  4,283
Unrealized investment gains                      --           547
Other                                           400           287
                                           --------      --------
Total deferred federal tax liabilities        4,615         5,117
                                           --------      --------

Discounting of reserve for losses and
     loss adjustment expenses                (5,993)       (7,450)
Unearned premiums                            (3,181)       (3,232)
Unrealized investment losses                   (311)           --
Other                                          (466)         (311)
Minimum tax credit carryforward              (1,309)         (443)
                                           --------      --------
Total deferred federal tax assets           (11,260)      (11,436)
                                           --------      --------
     Net deferred federal income taxes     $ (6,645)     $ (6,319)
                                           ========      ========


     Although realization is not assured, based upon the available evidence the Company believes that it is more likely than not that the net deferred federal income tax benefit will be realized. The amount of the deferred tax benefit considered realizable, however, could be reduced in the near term if estimates of future taxable income are not achieved.

7.   Stockholders' Equity

     Preferred and common stock

     Stockholders' equity is comprised of the following:

     Preferred stock, no par value, $424.30 stated value, 10,000 shares authorized; no shares issued or outstanding at December 31, 1996 or December 31, 1997. The Company also has 3,000,000 shares of $.01 par value preferred stock which is authorized and unissued.

     Common stock, $.01 par value, authorized 10,000,000 shares; issued and outstanding 3,059,652 shares at December 31, 1996 and 2,906,502 shares at December 31, 1997.

     Dividends

     The Company depends on dividends from its subsidiary, MNH, to pay cash dividends to its stockholders and to meet its expenses. MNH is subject to New Hampshire state insurance laws which restrict its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's policyholders' surplus as of the preceding December 31. The maximum amount of dividends that MNH could pay during any twelve month period ending in 1998, without the prior approval of the New Hampshire Insurance Commissioner, is $4,601,000. The Company paid a quarterly cash dividend to its common stockholders in 1995, 1996 and 1997.

     Stock option plans

     The Board of Directors had reserved 200,000 shares of common stock for issuance to the Company's and MNH's officers and key employees of the Company's affiliate Mutual, under a qualified and non-qualified stock option plan (the "Plan"). The Plan expired in 1996. Under the Plan, options were granted at amounts not less than the fair market value of the Company's stock on the date of grant. Options granted under the Plan have a 10 year life and may be exercised in cumulative annual increments of 25% commencing one year from the date of grant.

     During 1996, 53,000 options were granted under the Plan at $21.00 per share. No options were granted under the Plan in 1995. The weighted average fair value of options granted in 1996 was $6.48 per option.

     In March 1994, the Company's Board of Directors approved a stock option program providing for the issuance of options to purchase a total of 25,000 shares of the Company's common stock to certain of MNH's independent insurance agents. In June 1994, the Company issued options to purchase 22,500 shares of common stock under the program at $16.38 per share. These options became exercisable on June 1, 1996.

     In 1996, the Company adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock Based Compensation", but opted to remain under the expense recognition provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" in accounting for its stock option plans. No compensation expense was recognized for options granted under these plans in 1995, 1996 or 1997.

     Had compensation expense for stock options granted under the Company's stock option plans been determined based on the fair value at the grant date consistent with the method required by SFAS No. 123, the Company's net income (loss) and earnings (loss) per share for the years ended December 31, 1996 and 1997 would have been as follows:

                                                     1996             1997
                                                     ----             ----
Net income (loss):
    As reported                                  ($1,148,000)     $4,198,000
    Pro forma                                    ($1,316,000)     $4,123,000
Basic and diluted earnings (loss) per share:
    As reported                                        ($.36)          $1.41
    Pro forma                                          ($.41)          $1.38

     The fair value of each option granted in 1996 was estimated using a binomial option pricing model which is a modification of the Black-Scholes option pricing model, with the following assumptions for 1996: risk free interest rate of 6.25%, volatility of 18.0%, expected dividend yield of 1.1% and expected life of 10 years.

     A summary of the status of the Company's outstanding options as of December 31, 1995, 1996 and 1997, and changes during the years ending on those dates is presented below:

                             1995                      1996                     1997
                 -------------------------   -----------------------  -----------------------
                                  Weighted                 Weighted                  Weighted
                                  Average                   Average                  Average
                    Options       Exercise     Options      Exercise    Options      Exercise
                 Outstanding       Price     Outstanding     Price    Outstanding     Price
                 -----------       -----     -----------     -----    -----------     -----
Beginning
  of year          104,789         $12.74       49,083     $ 14.51       90,750       $18.28
Granted                 --             --       53,000       21.00           --           --
Exercised          (55,706)         11.20       (6,458)      12.01       (5,750)       14.64
Forfeited               --             --       (4,875)      18.50       (5,750)       20.40
                   -------                      ------                   ------
End of year         49,083          14.51       90,750       18.28       79,250        18.39
                   =======                      ======                   ======
Options exer-
  cisable at
  year-end          22,083          12.61       40,750       14.93       45,500        16.45
                   =======                      ======                   ======

     The following table summarizes information about the Company's outstanding stock options at December 31, 1997:

               Number          Remaining       Average        Number
            Outstanding       Contractual      Exercise     Exercisable
            at 12/31/97      Life in Years       Price      at 12/31/97
            -----------      --------------     -----       -----------
                4,000            1.2           $ 9.38            4,000
               10,500            4.1            14.38           10,500
               19,750            6.4            16.38           19,750
               45,000            8.1            21.00           11,250
               ------                                           ------
               79,250                                           45,500
               ======                                           ======

     Common stock repurchases

     Beginning in 1996 the Company commenced the repurchase of shares of its common stock in the open market. During 1996 and 1997, the Company repurchased 160,700 and 158,900 shares of its common stock, respectively. The Company was holding 319,600 of these shares in treasury as of December 31, 1997.

8.   Earnings Per Share

     The computations for basic and diluted earnings per share are as follows:

                                              Year Ended December 31,
                                         ---------------------------------
                                           1995         1996        1997
                                           ----         ----        ----
Basic:
Net income (loss)                        $(3,819)     $(1,148)     $4,198
Weighted average shares outstanding        3,214        3,174       2,973
Basic earnings (loss) per share          $ (1.19)     $  (.36)     $ 1.41

Diluted:
Net income (loss)                        $(3,819)     $(1,148)     $4,198
Weighted average shares outstanding        3,214        3,174       2,973
Plus incremental shares from assumed
   conversion of stock options                 5            8           7
                                         -------      -------      ------
Weighted average shares
   outstanding-adjusted                    3,219        3,182       2,980
                                         =======      =======      ======
Diluted earnings (loss) per share        $ (1.19)     $  (.36)     $ 1.41

     Options to purchase 45,000 shares of common stock at $21.00 per share were outstanding at December 31, 1997. They were not considered in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during 1997. Of these options, 11,250 were exercisable at December 31, 1997.

9.   Benefit Programs

     Mutual maintains a capital accumulation plan which is a profit sharing plan under Section 401(a) of the Internal Revenue Code that covers all full-time employees who have completed one year of service. Mutual matches at least 15% and up to 100% of employee contributions, based on the combined net operating profits of Mutual and MNH. Additional contributions may be made at the discretion of the Board of Directors of Mutual. Under the terms of the management agreement, the Company's portion of the total contribution was $186,000, $238,000 and $457,000 for the years ended December 31, 1995,
     1996 and 1997, respectively.

10.  Commitments and Contingencies

     During 1997, the New York State Supreme Court dismissed a shareholder derivative lawsuit brought against the Company, Mutual, MNH and certain directors of the Company and of Mutual (the "defendants"). The court held that the complaint failed to state a cause of action against any of the defendants. The lawsuit was originally filed in 1993 as a purported class action and was amended in 1995 to a derivative action after the court held that the plaintiff's claims were derivative in nature. The plaintiff alleged that the defendants breached their fiduciary obligations to the then minority shareholders of the Company, and defrauded the minority shareholders by causing MNH to purchase from the Federal Deposit Insurance Corporation (the "FDIC") a surplus note issued by Mutual and simultaneously reducing the principal amount plus accrued return on such surplus note to $1,350,000, which is the amount MNH paid to the FDIC for the note, and by approving the public sale of the Company's common stock in July 1993 at what the plaintiff alleged was an inadequate price. After the lawsuit was amended to a derivative action, the Company's Board of Directors appointed a special committee composed of disinterested directors to review the merits of the case. That committee determined that the Company's Board had acted reasonably in approving the note restructuring and the public offering, and decided that the plaintiff's lawsuit should be dismissed. The court held that the case should be dismissed because the determination of the special committee to discontinue the lawsuit was valid and appropriate under Delaware law. The plaintiff has appealed the court's decision and has also filed a motion with the court for permission to renew and reargue the defendants' motion to dismiss. The plaintiff's motion was argued on July 28, 1997 and the court has it under consideration.

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