Form 10-Q
period 1998-03-31
MERCHANTS GROUP INC
filed 1998-05-14
CIK 803027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

                                  -------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 1998:

                        2,908,852 SHARES OF COMMON STOCK.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (in thousands)

                                                                           December 31,           March 31,
                          Assets                                               1997                 1998
                          ------                                          ------------           ----------
                                                                                                (unaudited)
Investments:
  Fixed maturities:
    Held to maturity at amortized cost (fair value
        $20,327 in 1997 and $19,730 in 1998)                                $ 19,631               $ 18,987
    Available for sale at fair value (amortized cost
        $172,966 in 1997 and $171,596 in 1998)                               174,927                171,599
  Preferred stock at fair value                                               10,582                 10,657
  Other long-term investments at fair value                                      634                    649
  Short-term investments                                                       4,470                 20,276
                                                                            --------               --------

             Total investments                                               210,244                222,168

Cash                                                                              10                      2
Interest due and accrued                                                       1,858                  1,626
Premiums receivable, net of allowance for doubtful
    accounts of $543 in 1997 and $493 in 1998                                 21,084                 20,421
Deferred policy acquisition costs                                             12,597                 12,109
Ceded reinsurance balances receivable                                         11,132                 10,681
Prepaid reinsurance premiums                                                   2,871                  2,774
Receivable from affiliate                                                        527                   --
Deferred federal income taxes                                                  6,319                  6,218
Other assets                                                                   7,332                  7,406
                                                                            --------               --------

             Total assets                                                   $273,974               $283,405
                                                                            ========               ========







               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                       (in thousands except share amounts)

                                                                              December 31,              March 31,
                                                                                  1997                    1998
                                                                              ------------             -----------
                                                                                                       (unaudited)
        Liabilities and Stockholders' Equity
        ------------------------------------
Liabilities:
    Reserve for losses and loss adjustment expenses                              $ 141,205              $ 140,645
    Unearned premiums                                                               50,406                 48,470
    Payable for securities                                                            --                   10,182
    Payable to affiliate                                                              --                    1,355
    Other liabilities                                                               14,901
                                                                                 ---------              ---------
                                                                                                           13,823

             Total liabilities                                                     206,512                214,475
                                                                                 ---------              ---------

Stockholders' equity:
    Common stock, 10,000,000 shares authorized, 3,226,102
     shares issued at December 31, 1997 and 3,229,352
     shares issued at March 31, 1998                                                    32                     32
    Additional paid in capital                                                      35,455                 35,503
    Treasury stock, 319,600 shares at December 31, 1997
        and 320,500 shares at March 31, 1998                                        (5,906)                (5,924)
    Accumulated other comprehensive income                                           1,061                  1,298
    Accumulated earnings                                                            36,820                 38,021
                                                                                 ---------              ---------
             Total stockholders' equity                                             67,462                 68,930
                                                                                 ---------              ---------

Commitments and contingent liabilities                                                --                     --

             Total liabilities and stockholders' equity                          $ 273,974              $ 283,405
                                                                                 =========              =========








               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (in thousands except per share amounts)


                                                                                                Three Months
                                                                                               Ended March 31,
                                                                                          1997                1998
                                                                                          ----                ----
                                                                                                          (unaudited)
Revenues:
    Net premiums earned                                                                 $23,000               $23,740
    Net investment income                                                                 3,029                 3,290
    Net realized investment gains                                                           107                  --
    Other revenues                                                                           61                    42
                                                                                        -------               -------
             Total revenues                                                              26,197                27,072
                                                                                        -------               -------

Expenses:
    Net losses and loss adjustment expenses                                              17,896                16,847
    Amortization of deferred policy acquisition costs                                     6,095                 6,291
    Other underwriting expenses                                                           1,589                 2,088
                                                                                        -------               -------
             Total expenses                                                              25,580                25,226
                                                                                        -------               -------

Income before income taxes                                                                  617                 1,846
Income tax provision                                                                        136                   500
                                                                                        -------               -------
             Net income                                                                 $   481               $ 1,346
                                                                                        =======               =======

Basic and diluted earnings per share                                                    $   .16               $   .46
                                                                                        =======               =======

Weighted average shares outstanding:
    Basic                                                                                 3,027                 2,907
    Diluted                                                                               3,035                 2,916












               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                 (in thousands)


                                                                       Three Months
                                                                      Ended March 31,
                                                                  1997              1998
                                                                -------           -------
                                                                                (unaudited)

Net income                                                      $   481           $ 1,346
                                                                -------           -------
Other comprehensive income before tax:
    Unrealized gains (losses)
        on securities                                            (1,969)              359
    Less: reclassification adjustment
        for gains and losses included
        in net income                                              (113)             --
                                                                -------           -------
Other comprehensive income (loss)
    before tax                                                   (2,082)              359
Income tax provision (benefit) related to
    items of other comprehensive income                            (708)              122
                                                                -------           -------
Other comprehensive income, net of tax                           (1,374)              237
                                                                -------           -------

Comprehensive income                                            ($  893)          $ 1,583
                                                                =======           =======













               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (in thousands)

                                                                                         Three Months
                                                                                       Ended March 31,

                                                                                  1997                1998
                                                                               --------             --------
                                                                                                   (unaudited)

Common stock, beginning and end                                                $     32              $     32
                                                                               --------              --------

Additional paid in capital:
    Beginning of period                                                          35,372                35,455
    Exercise of common stock options                                                 83                    48
                                                                               --------              --------
    End of period                                                                35,455                35,503
                                                                               --------              --------

Treasury stock:
    Beginning of period                                                          (2,983)               (5,906)
    Purchase of treasury shares                                                  (1,194)                  (18)
                                                                               --------              --------
    End of period                                                                (4,177)               (5,924)
                                                                               --------              --------

Accumulated other comprehensive income:
    Beginning of period                                                            (603)                1,061
    Appreciation (depreciation), net                                             (1,374)                  237
                                                                               --------              --------
    End of period                                                                (1,977)                1,298
                                                                               --------              --------

Accumulated earnings:
    Beginning of period                                                          33,211                36,820
    Net income                                                                      481                 1,346
    Cash dividends                                                                 (147)                 (145)
                                                                               --------              --------
    End of period                                                                33,545                38,021
                                                                               --------              --------

             Total stockholders' equity                                        $ 62,878              $ 68,930
                                                                               ========              ========








               See Notes to the Consolidated Financial Statements

 MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                 (in thousands)

                                                                                              Three Months
                                                                                             Ended March 31,
                                                                                        1997                 1998
                                                                                     ----------           ----------
                                                                                                          (unaudited)
Cash flows from operations:
    Collection of premiums                                                            $ 22,570              $ 22,585
    Payment of losses and loss adjustment expenses                                     (16,905)              (16,936)
    Payment of other underwriting expenses                                              (8,530)               (9,262)
    Investment income received                                                           3,294                 3,511
    Investment expenses paid                                                               (72)                  (79)
    Income taxes paid                                                                     --                    (336)
    Other cash receipts                                                                     61                    42
                                                                                      --------              --------
        Net cash provided by (used in) operations                                          418                  (475)
                                                                                      --------              --------

Cash flows from investing activities:
    Proceeds from fixed maturities sold or matured                                      20,157                19,988
    Purchase of fixed maturities                                                       (19,083)              (15,642)
    Net increase in preferred stock                                                     (2,067)                 --
    Net (increase) decrease in other long-term investments                                 348                   (15)
    Net increase in short-term investments                                              (6,512)              (15,806)
    Purchase of equipment, net                                                              (5)                   (7)
                                                                                      --------              --------
        Net cash used in investing activities                                           (7,162)              (11,482)
                                                                                      --------              --------

Cash flows from financing activities:
    Settlement of affiliate balances                                                      (819)                1,882
    Proceeds from exercise of common stock options                                          84                    48
    Cash borrowed to purchase securities                                                 8,820                10,182
    Purchase of treasury stock                                                          (1,194)                  (18)
    Cash dividends                                                                        (150)                 (145)
                                                                                      --------              --------
        Net cash provided by financing activities                                        6,741                11,949
                                                                                      --------              --------

        Decrease in cash and cash equivalents                                               (3)                   (8)

Cash:
    Beginning of period                                                                     11                    10
                                                                                      --------              --------
    End of period                                                                     $      8              $      2
                                                                                      ========              ========


               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    RECONCILIATION OF NET INCOME TO NET CASH

                             PROVIDED BY OPERATIONS

                                 (in thousands)

                                                                                              Three Months
                                                                                            Ended March 31,
                                                                                     1997                   1998
                                                                                   --------               -------
                                                                                                        (unaudited)

Net income                                                                         $   481                $ 1,346

Adjustments:
    Depreciation and amortization                                                       31                    (36)
    Realized investment gains                                                         (107)                    --

(Increase) decrease in assets:
    Interest due and accrued                                                           218                    232
    Premiums receivable                                                              1,142                    663
    Deferred policy acquisition costs                                                  525                    488
    Ceded reinsurance balances receivable                                              (19)                   451
    Prepaid reinsurance premiums                                                       150                     97
    Federal income tax receivable                                                      163                     --
    Deferred federal income taxes                                                      (28)                   (20)
    Other assets                                                                      (148)                  (122)

Increase (decrease) in liabilities:
    Reserve for losses and loss adjustment expenses                                  1,401                   (560)
    Unearned premiums                                                               (2,132)                (1,936)
    Other liabilities                                                               (1,259)                (1,078)
                                                                                   -------                -------

             Net cash provided by (used in) operations                             $   418                $  (475)
                                                                                   =======                =======







               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Principles of Consolidation, Basis of Presentation and New Accounting
   ---------------------------------------------------------------------
   Pronouncements
   --------------

The consolidated balance sheet as of March 31, 1998 and the related consolidated statements of operations, of comprehensive income, of changes in stockholders' equity and of cash flows for the three months ended March 31, 1997 and 1998 are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of financial position and results of operations. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of Merchants Group, Inc. (the "Company"), its wholly-owned subsidiary, Merchants Insurance Company of New Hampshire, Inc. ("MNH"), and M.F.C. of New York, Inc., an inactive premium finance company which is a wholly-owned subsidiary of MNH. The accompanying consolidated financial statements should be read in conjunction with the following notes and the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") which differ in some respects from those followed in reports to insurance regulatory authorities. All significant intercompany balances and transactions have been eliminated.

During 1998, the Company adopted Statement of Financial Accounting Standards, No. 130 ("SFAS No. 130") "Reporting Comprehensive Income" and restated prior period financial statements to conform to the new standard. SFAS No. 130 establishes standards for reporting comprehensive income in a full set of general purpose financial statements. Comprehensive income includes all changes to stockholders' equity during a period except those resulting from investments by and distributions to owners. The adoption of SFAS No. 130 resulted in revised and additional disclosures but had no effect on financial position, results of operations or liquidity of the Company.

2. Related Party Transactions
   --------------------------

The Company and MNH do not have any paid employees. Under a management agreement, Merchants Mutual Insurance Company ("Mutual"), which owns 8.8% of the Company's common stock at March 31, 1998, provides the Company and MNH with the facilities, management and personnel required to manage their day-to-day business. All underwriting, administrative, claims and investment expenses incurred on behalf of Mutual and MNH are shared on an allocated cost basis, determined as follows: for underwriting and administrative expenses, the respective share of total direct premiums written for

Mutual and MNH serves as the basis of allocation; for claims expenses, the average number of outstanding claims is used; investment expenses are shared based on each company's share of total invested assets.

3. Earnings  Per  Share
   --------------------

Basic and diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each period, increased by the assumed exercise of 25,915 and 34,250 shares of common stock options in 1998 and 1997, respectively, which would have resulted in 8,757 and 7,770 additional shares outstanding, respectively, assuming the proceeds to the Company from exercise were used to purchase shares of the Company's common stock at its average market value per share during the quarter.

Options to purchase 45,000 shares of the Company's common stock at $21.00 were outstanding at March 31, 1998. These options were not considered in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Company's common shares during 1998. Of these options, 22,500 were exercisable at March 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 1998 As Compared to
------------------------------------------------------------------------------
the Three Months Ended March 31, 1997
-------------------------------------

Total revenues for the three months ended March 31, 1998 were $27,072,000, up 3% from $26,197,000 for the three months ended March 31, 1997.

Net premiums earned for the three months ended March 31, 1998 were $23,740,000, an increase of $740,000 or 3% from $23,000,000 for the three months ended March 31, 1997. The increase in net premiums earned resulted primarily from a 5% increase in direct premiums written. Direct premiums written for the three months ended March 31, 1998 were $23,600,000, an increase of $1,058,000 from $22,542,000 for the three months ended March 31, 1997.

Voluntary personal lines direct premiums written for the three months ended March 31, 1998 were $9,317,000, an increase of 2% from $9,139,000 for the three months ended March 31, 1997. Private passenger automobile ("PPA") and homeowners direct premiums written increased 1% and 6%, respectively, from the year earlier period. Voluntary personal lines direct premiums written represented 42% and 44% of total voluntary direct premiums written for the three months ended March 31, 1998 and 1997, respectively.

Voluntary commercial lines direct premiums written for the three months ended March 31, 1998 were $12,652,000, an increase of 8% from $11,672,000 for the three months ended March 31, 1997. This increase resulted from a 30% increase in commercial lines new business policies. Commercial retention rates were relatively unchanged.

Involuntary direct premiums written, primarily PPA insurance, which comprised 7% and 8% of all direct premiums written during the three months ended March 31, 1998 and 1997, respectively, decreased by 6% to $1,631,000 in the three months ended March 31, 1998 from $1,731,000 for the three months ended March 31, 1997.

Net investment income was $3,290,000 for the three months ended March 31, 1998, an increase of 9% from $3,029,000 for the three months ended March 31, 1997, due to a 5% increase in average invested assets and a 13 basis point increase in average portfolio yield.

There were no net realized gains on the sale of investments for the three months ended March 31, 1998 compared to $107,000 of net realized gains for the three months ended March 31, 1997.

Losses and loss adjustment expenses ("LAE") were $16,847,000 for the three months ended March 31, 1998, a decrease of $1,049,000 or 6% from $17,896,000 for the three months ended March 31, 1997. The loss and LAE ratio decreased to 71.0% for the three months ended March 31, 1998 from 77.8% for the three months ended March 31, 1997, due to a lower accident year loss ratio in 1998 compared to 1997 and the fact that in 1998 there were no increases recorded in reserves for prior accident year losses.

The ratio of amortized policy acquisition costs and other underwriting expenses to net premiums earned increased to 35.3% for the three months ended March 31, 1998 from 33.4% for the three months ended March 31, 1997, primarily due to increased agency incentive commissions related to the improved underwriting results. Commissions, premium taxes and other state assessments that vary directly with the Company's premium volume represented 22.2% of net premiums earned in the three months ended March 31, 1998 compared to 21.0% of net premiums earned in the three months ended March 31, 1997.

The Company's effective federal income tax rate for the three months ended March 31, 1998 was 27.1%. This rate was calculated based upon the Company's estimate of its effective federal income tax rate for all of 1998. Non-taxable investment income, primarily tax-exempt bond income, reduced the Company's effective tax rate by approximately 7 percentage points.

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

Net cash provided by operations decreased $893,000 from a $418,000 source of cash in the three months ended March 31, 1997 to a $475,000 use of cash in the three months ended March 31, 1998. This decrease was primarily due to a $732,000 increase in the payment of other underwriting expenses.

Net cash used in investing activities increased $4,320,000 from $7,162,000 in the three months ended March 31, 1997 to $11,482,000 in the three months ended March 31, 1998. This increase in net cash used in investing activities resulted primarily from a $3,272,000 increase in net cash provided by investments in fixed maturities and a $2,067,000 decrease in cash used to acquire preferred stock, which were offset by a $9,294,000 increase in net cash used to acquire short-term investments.

Net cash provided by financing activities increased $5,208,000 from $6,741,000 in the three months ended March 31, 1997 to $11,949,000 in the three months ended March 31, 1998, due primarily to a $1,362,000 increase in cash borrowed to purchase securities, and a $2,701,000 increase in the amount owed to Mutual and a $1,176,000 decrease in cash used to purchase treasury stock.

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

The Company generally designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as a component of other comprehensive income within stockholders' equity. During the three months ended March 31, 1998 the Company recorded $237,000 of unrealized gains, net of tax associated with its fixed maturity investments. At March 31, 1998, the Company recorded $1,298,000 of unrealized gains, net of tax, as accumulated other comprehensive income related to its investment portfolio.

At March 31, 1998, the Company's portfolio of fixed maturities represented 85.8% of invested assets. Management believes that this level of bond holdings is consistent with the Company's liquidity needs because it anticipates that cash receipts from net premiums written and investment income will enable the Company to satisfy its cash obligations. Furthermore, a portion of the Company's bond portfolio is invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide monthly paydowns of bond principal.

At March 31, 1998, $120,789,000 or 63.4% of the Company's fixed maturity portfolio was invested in mortgage-backed and other asset backed securities. The Company invests in a variety of collateralized mortgage obligation ("CMO") products but has not invested in the derivative type of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company's CMO investments have an active secondary market and their effect on the Company's liquidity does not differ from that of other fixed maturity investments. The Company does not own any other derivative financial instruments.

At March 31, 1998, $2,318,000, or 1.0%, of the Company's investment portfolio was invested in non-investment grade securities.

During the three months ended March 31, 1998, the Company repurchased 900 shares of its common stock. The Company is holding 320,500 shares of its common stock in treasury at March 31, 1998.

As a holding company, the Company is dependent on cash dividends from MNH to meet its obligations and pay any cash dividends. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's statutory policyholders' surplus as of the preceding December 31. The maximum amount of dividends that MNH could pay during any twelve month period ending in 1998 without the prior approval of the New Hampshire Insurance Commissioner is $4,601,000. MNH paid $1,000,000 in dividends to the Company during the three months ended March 31, 1998.

Under a management agreement, Mutual provides employees, services and facilities for MNH to conduct its insurance business on a cost reimbursed basis. The balance in the payable to or receivable from affiliate account represents the amount owing to or owed by Mutual, to the Company for the difference between premiums collected and payments made for losses, employees, services and facilities by Mutual on behalf of MNH.

The Company relies to a significant degree on computer technology to operate its insurance business. Mutual is currently preparing all of its computer systems to be year 2000 compliant. Year 2000 compliance means that computer systems are able to distinguish date data between the twentieth and twenty first centuries. As part of this process, Mutual is replacing some of its systems and upgrading others, and is working to assess the status of its vendors' and customers' year 2000 compliance. The Company's share of the costs that have been incurred to upgrade these systems has not had a material adverse impact on the Company's financial position, results of operations or cash flows. However, Mutual's inability or the inability of the Company's vendors or customers to resolve year 2000 issues could result in material financial risk. The Company has been advised by Mutual that it is devoting appropriate resources to address year 2000 issues and anticipates that its computer systems will be in compliance by the end of 1998. The Company does not know with certainty the extent of its share of the future costs that Mutual will incur in this regard, but it does not believe these costs will have a material adverse impact on the Company's results of operations or financial condition.

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

Industry and regulatory guidelines suggest that the ratio of a property-casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. MNH has consistently followed a business strategy that would allow it to meet this 3 to 1 regulatory guideline. For the first three months of 1998 MNH's ratio of net premiums written to statutory surplus, annualized for a full year, was 1.9 to 1.

Possible Change in Relationship with Mutual
-------------------------------------------

On March 31, 1998, Mutual filed a Schedule 13D with the Securities and Exchange Commission in which it reported that it is considering whether it would be advisable and, if so, whether Mutual could obtain the regulatory approvals and financing necessary, to purchase all or substantially all of the stock of the Company or of its wholly owned subsidiary, MNH. To date, Mutual has not presented any such proposal to the Company, and there can be no assurance that Mutual will present any proposal or as to whether Mutual will be able to secure financing and regulatory approvals necessary to complete any such proposal.

The Company is studying what alternatives, if any, are available to it should Mutual either not present a proposal or present a proposal which is unacceptable to the Company. Among the alternatives being considered by the Company are the possible sale or merger of the Company or MNH. There can be no assurance that any of the alternatives being considered by the Company can be implemented on terms acceptable to the Company.

                              PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

Channing T. Lushbough vs. Merchants Group, Inc., et al.
-------------------------------------------------------

During 1997, the New York State Supreme Court dismissed a shareholder derivative lawsuit brought against the Company, Mutual, MNH and certain directors of the Company and Mutual (the "defendants"). The court held that the complaint failed to state a cause of action against any of the defendants. The lawsuit was originally filed in 1993 as a purported class action and was amended in 1995 to a derivative action after the court held that the plaintiff's claims were derivative in nature. The plaintiff alleged that the defendants breached their fiduciary obligations to the then minority shareholders of the Company, and defrauded the minority shareholders by causing MNH to purchase from the Federal Deposit Insurance Corporation (the "FDIC") a surplus note issued by Mutual and simultaneously reducing the principal amount plus accrued return on such surplus note to $1,350,000, which is the amount MNH paid to the FDIC for the note, and by approving the public sale of the Company's common stock in July 1993 at what the plaintiff alleged was an inadequate price. After the lawsuit was amended to a derivative action, the Company's Board of Directors appointed a special committee composed of disinterested directors to review the merits of the case. That committee determined that the Company's Board had acted reasonably in approving the note restructuring and the public offering, and decided that the plaintiff's lawsuit should be dismissed. The court held that the case should be dismissed because the determination of the special committee to discontinue the lawsuit was valid and appropriate under Delaware law. The plaintiff has appealed the court's decision and has also filed a motion with the court for permission to renew and reargue the defendants' motion to dismiss. The plaintiff's motion was argued on July 28, 1997 and the court has it under consideration.

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

                                              MERCHANTS GROUP, INC.
                                              (Registrant)




Date: May 13, 1998                            By:/s/  Kenneth J. Wilson
                                                 ----------------------
                                              Kenneth J. Wilson
                                              Chief Financial Officer and
                                              Treasurer (duly authorized
                                              officer of the registrant and
                                              chief accounting officer)