Form 10-Q
period 1998-06-30
MERCHANTS GROUP INC
filed 1998-08-11
CIK 803027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q
                                  -------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1998:

                        2,909,252 shares of Common Stock.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (in thousands)

                                                              December 31,       June 30,
                          Assets                                 1997              1998
                          ------                                 ----              ----
                                                                                (unaudited)
Investments:
  Fixed maturities:
    Held to maturity at amortized cost (fair value
        $20,327 in 1997 and $19,172 in 1998)                    $ 19,631            $ 18,248
    Available for sale at fair value (amortized cost
        $172,996 in 1997 and $174,547 in 1998)                   174,927             176,187
  Preferred stock at fair value                                   10,582              10,674
  Other long-term investments at fair value                          634                 667
  Short-term investments                                           4,470               7,125
                                                                --------            --------
             Total investments                                   210,244             212,901

Cash                                                                  10                   5
Interest due and accrued                                           1,858               2,021
Premiums receivable, net of allowance for doubtful
    accounts of $543 in 1997 and $465 in 1998                     21,084              20,527
Deferred policy acquisition costs                                 12,597              12,305
Ceded reinsurance balances receivable                             11,132              10,728
Prepaid reinsurance premiums                                       2,871               2,845
Receivable from affiliate                                            527                  --
Deferred federal income taxes                                      6,319               5,859
Other assets                                                       7,332               7,629
                                                                --------            --------

             Total assets                                       $273,974            $274,820
                                                                ========            ========






               See Notes to the Consolidated Financial Statements

                             MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                       (in thousands except share amounts)

                                                                 December 31,             June 30,
                                                                     1997                  1998
                                                                     ----                  ----
                                                                                        (unaudited)

        Liabilities and Stockholders' Equity
        ------------------------------------

Liabilities:
    Reserve for losses and loss adjustment expenses                $ 141,205             $ 140,700
    Unearned premiums                                                 50,406                49,282
    Payable to affiliate                                                  --                   367
    Other liabilities                                                 14,901                13,977
                                                                   ---------             ---------
             Total liabilities                                       206,512               204,326
                                                                   ---------             ---------

Stockholders' equity:
    Common stock, 10,000,000 shares authorized,
      issued and outstanding 2,906,502
      shares at December 31, 1997 and
      2,909,352 shares at June 30, 1998                                   32                    32
    Additional paid in capital                                        35,455                35,511
    Treasury stock, 319,600 shares at December
      31, 1997 and 320,500 shares at June 30, 1998                    (5,906)               (5,925)
    Accumulated other comprehensive income                             1,061                 1,483
    Accumulated earnings                                              36,820                39,393
                                                                   ---------             ---------

             Total stockholders' equity                               67,462                70,494
                                                                   ---------             ---------

Commitments and contingent liabilities                                    --                    --

             Total liabilities and stockholders' equity            $ 273,974             $ 274,820
                                                                   =========             =========



               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (in thousands except per share amounts)


                                                         Three Months                           Six Months
                                                        Ended June 30,                        Ended June 30,
                                                  1997               1998                1997               1998
                                                  ----               ----                ----               ----
                                                                           (unaudited)
Revenues:
    Net premiums earned                         $ 24,158             $23,875            $47,158            $47,615

    Net investment income                          3,190               3,331              6,219              6,621
    Net realized investment gains
        (losses)                                      (4)                 --                103                 --

    Other revenues                                    25                  42                 86                 84
                                                --------             -------            -------            -------
             Total revenues                       27,369              27,248             53,566             54,320
                                                --------             -------            -------            -------

Expenses:
    Net losses and loss adjustment
        expenses                                  17,768              16,789             35,664             33,636
    Amortization of deferred policy
        acquisition costs                          6,402               6,327             12,497             12,618
    Other underwriting expenses                    1,804               2,034              3,393              4,122
                                                --------             -------            -------            -------
             Total expenses                       25,974              25,150             51,554             50,376
                                                --------             -------            -------            -------

Income before income taxes                         1,395               2,098              2,012              3,944
Income tax provision                                 336                 578                472              1,078
                                                --------             -------            -------            -------
             Net income                         $  1,059             $ 1,520            $ 1,540            $ 2,866
                                                ========             =======            =======            =======

Earnings per share:
    Basic                                       $    .35             $   .52            $   .51            $   .99
                                                ========             =======            =======            =======
    Diluted                                     $    .35             $   .52            $   .51            $   .98
                                                ========             =======            =======            =======

Weighted average shares outstanding:
    Basic                                          2,999               2,909              3,013              2,908

    Diluted                                        3,008               2,928              3,022              2,922





               See Notes to the Consolidated Financial Statements

                             MERCHANTS GROUP, INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                 (in thousands)



                                                          Three Months                           Six Months
                                                         Ended June 30,                        Ended June 30,
                                                     1997               1998              1997                1998
                                                     ----               ----              ----                ----

                                                                           (unaudited)



Net income                                         $ 1,059             $1,520            $ 1,540             $2,866
                                                   -------             ------            -------             ------
Other comprehensive income before tax:
    Unrealized gains
        on securities                                2,550                280                538                639
    Less: reclassification adjustment
        for gains and losses included
        in net income                                   (4)                --                (73)                --
                                                   -------             ------            -------             ------
Other comprehensive income
    before tax                                       2,546                280                465                639
Income tax provision related to
    items of other comprehensive income                866                 95                158                217
                                                   -------             ------            -------             ------
Other comprehensive income, net of tax               1,680                185                307                422
                                                   -------             ------            -------             ------

Comprehensive income                               $ 2,739             $1,705            $ 1,847             $3,288
                                                   =======             ======            =======             ======









               See Notes to the Consolidated Financial Statements

                             MERCHANTS GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (in thousands)

                                                                    Six Months
                                                                  Ended June 30,

                                                            1997                1998
                                                            ----                ----
                                                                  (unaudited)

Common stock, beginning and end                           $     32             $     32
                                                          --------             --------

Additional paid in capital:

    Beginning of period                                     35,372               35,455
    Exercise of common stock options                            83                   56
                                                          --------             --------
    End of period                                           35,455               35,511
                                                          --------             --------

Treasury stock:
    Beginning of period                                     (2,983)              (5,906)
    Purchase of treasury shares                             (1,374)                 (19)
                                                          --------             --------
    End of period                                           (4,357)              (5,925)
                                                          --------             --------

Accumulated other comprehensive income (loss):
    Beginning of period                                       (603)               1,061
    Other comprehensive income                                 307                  422
                                                          --------             --------
    End of period                                             (296)               1,483
                                                          --------             --------

Accumulated earnings:
    Beginning of period                                     33,211               36,820
    Net income                                               1,540                2,866
    Cash dividends                                            (298)                (293)
                                                          --------             --------
    End of period                                           34,453               39,393
                                                          --------             --------

             Total stockholders' equity                   $ 65,287             $ 70,494
                                                          ========             ========








               See Notes to the Consolidated Financial Statements

                             MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                 (in thousands)

                                                                               Six Months
                                                                             Ended June 30,
                                                                         1997                1998
                                                                         ----                ----
                                                                               (unaudited)
Cash flows from operations:
    Collection of premiums                                            $ 44,989             $ 47,564
    Payment of losses and loss adjustment expenses                     (33,564)             (34,166)
    Payment of other underwriting expenses                             (16,474)             (17,229)
    Investment income received                                           6,259                6,424
    Investment expenses paid                                              (154)                (143)
    Income taxes paid                                                       --               (1,337)
    Other cash receipts                                                     86                   84
                                                                      --------             --------
        Net cash provided by operations                                  1,142                1,197
                                                                      --------             --------

Cash flows from investing activities:
    Proceeds from fixed maturities sold or matured                      42,374               44,154
    Purchase of fixed maturities                                       (42,210)             (43,306)
    Net increase in preferred stock                                     (2,068)                  --
    Net (increase) decrease in other long-term investments                 389                  (33)
    Net increase in short-term investments                              (6,392)              (2,655)
    Purchase of equipment, net                                             (12                   --
                                                                      --------             --------
        Net cash used in investing activities                           (7,919)              (1,840)
                                                                      --------             --------

Cash flows from financing activities:
    Settlement of affiliate balances                                      (527)                 894
    Proceeds from exercise of common stock options                          83                   56
    Cash borrowed to purchase securities                                 8,884                   --
    Purchase of treasury stock                                          (1,374)                 (19)
    Cash dividends                                                        (298)                (293)
                                                                      --------             --------
        Net cash provided by financing activities                        6,768                  638
                                                                      --------             --------

        Decrease in cash and cash equivalents                               (9)                  (5)

Cash:
    Beginning of period                                                     11                   10
                                                                      --------             --------
    End of period                                                     $      2             $      5
                                                                      ========             ========



               See Notes to the Consolidated Financial Statements

                             MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    RECONCILIATION OF NET INCOME TO NET CASH

                             PROVIDED BY OPERATIONS

                                 (in thousands)


                                                                        Six Months
                                                                      Ended June 30,
                                                                 1997                1998
                                                                 ----                ----
                                                                       (unaudited)

Net income                                                     $ 1,540             $ 2,866

Adjustments:
    Depreciation and amortization (accretion)                       21                 (67)
    Realized investment gains                                     (103)                 --

(Increase) decrease in assets:
    Interest due and accrued                                       (25)               (163)
    Premiums receivable                                           (279)                557
    Deferred policy acquisition costs                               62                 292
    Ceded reinsurance balances receivable                       (2,471)                404
    Prepaid reinsurance premiums                                   217                  26
    Federal income tax receivable                                  527                  --
    Deferred federal income taxes                                  (54)                243
    Other assets                                                   (67)               (408)

Increase (decrease) in liabilities:
    Reserve for losses and loss adjustment expenses              2,935                (505)
    Unearned premiums                                             (453)             (1,124)
    Other liabilities                                             (708)               (924)
                                                               -------             -------

             Net cash provided by operations                   $ 1,142             $ 1,197
                                                               =======             =======







               See Notes to the Consolidated Financial Statements

                             MERCHANTS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Principles of Consolidation, Basis of Presentation and New Accounting Pronouncements

The consolidated balance sheet as of June 30, 1998, the related consolidated statements of operations and of comprehensive income for the three months and six months ended June 30, 1997 and 1998 and of changes in stockholders' equity and of cash flows for the six months ended June 30, 1997 and 1998 are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of financial position and results of operations. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

During 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130") "Reporting Comprehensive Income" and restated prior period financial statements to conform to the new standard. SFAS No. 130 establishes standards for reporting comprehensive income in a full set of general purpose financial statements. Comprehensive income includes all changes to stockholders' equity during a period except those resulting from investments by and distributions to owners. The adoption of SFAS No. 130 resulted in revised and additional disclosures but had no effect on the financial position, results of operations or liquidity of the Company.

2. Related Party Transactions

The Company and MNH do not have any paid employees. Under a Management Agreement dated September 29, 1986 between the Company, MNH and Merchants Mutual Insurance Company ("Mutual") (the "Management Agreement"), Mutual, which owns 8.8% of the Company's common stock at June 30, 1998, provides the Company and MNH with the facilities, management and personnel required to manage their day-to-day business. On July 23, 1998, the Company gave notice of termination of the Management

Agreement which, under its terms, terminates five years after the date of notice. All underwriting, administrative, claims and investment expenses incurred on behalf of Mutual and MNH are shared under the Management Agreement on an allocated cost basis, determined as follows: for underwriting and administrative expenses, the respective share of total direct premiums written for Mutual and MNH serves as the basis of allocation; for claims expenses, the average number of outstanding claims is used; investment expenses are shared based on each company's share of total invested assets.

3. Earnings Per Share

Basic and diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each period, increased by the assumed exercise of 75,500 and 34,250 shares of common stock options in 1998 and 1997, respectively, which would have resulted in 14,441 and 9,275 additional shares outstanding, respectively, assuming the proceeds to the Company from exercise were used to purchase shares of the Company's common stock at its average market value per share during the quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Six Months Ended June 30, 1998 As Compared to the Six Months Ended June 30, 1997

Total revenues for the six months ended June 30, 1998 were $54,320,000, up 1% from $53,566,000 for the six months ended June 30, 1997.

Net premiums earned for the six months ended June 30, 1998 were $47,615,000, an increase of $457,000, or 1%, from $47,158,000 for the six months ended June 30, 1997. The increase in net premiums earned resulted primarily from a 1% increase in direct premiums written. Direct premiums written for the six months ended June 30, 1998 were $49,334,000, an increase of $571,000 from $48,763,000 for the six months ended June 30, 1997.

Voluntary personal lines direct premiums written for the six months ended June 30, 1998 were $19,344,000, an increase of 1% from $19,162,000 for the six months ended June 30, 1997. Voluntary personal lines direct premiums written represented 42% and 43% of total voluntary direct premiums written for the six months ended June 30, 1998 and 1997, respectively.

Voluntary commercial lines direct premiums written for the six months ended June 30, 1998 were $26,998,000, an increase of 8% from $25,060,000 for the six months ended June 30, 1997. The increase in voluntary commercial lines direct premiums written resulted from increases in workers' compensation, commercial auto and commercial package premiums written. Commercial lines new business policies (policies written by the Company for the first time) increased 32% in the six months ended June 30, 1998, compared to the six months ended June 30, 1997.

Involuntary direct premiums written, primarily private passenger automobile insurance decreased by 34% to $2,992,000 in the six months ended June 30, 1998 from $4,543,000 for the six months ended June 30, 1997 as the New York Automobile Insurance Plan ("NYAIP") adjusts 1998 assignments for having over-assigned policies to the Company in 1997. Involuntary direct premiums written comprised 6% and 9% of all direct premiums written during the six months ended June 30, 1998 and 1997, respectively.

Net investment income was $6,621,000 for the six months ended June 30, 1998, an increase of 6% from $6,219,000 for the six months ended June 30, 1997, due to a 5% increase in average invested assets.

There were no net realized gains on the sale of investments for the six months ended June 30, 1998 compared to $103,000 of net realized gains for the six months ended June 30, 1997.

Losses and loss adjustment expenses ("LAE") were $33,636,000 for the six months ended June 30, 1998, a decrease of $2,028,000 or 6% from $35,664,000 for the six months ended June 30, 1997. The ratio of losses and LAE to premiums earned decreased to 70.6% for the six months ended June 30, 1998 from 75.6% for the six months ended June 30, 1997, due to a lower accident year loss ratio in 1998 compared to 1997 and the fact that in 1998 there were no increases recorded in reserves for prior accident year losses.

The ratio of amortized policy acquisition costs and other underwriting expenses to net premiums earned increased to 35.2% for the six months ended June 30, 1998 from 33.7% for the six months ended June 30, 1997, primarily due to increased agency incentive commissions related to the improved underwriting results. Commissions, premium taxes and other state assessments that vary directly with the Company's premium volume represented 21.7% of net premiums earned in the six months ended June 30, 1998 compared to 21.2% of net premiums earned in the six months ended June 30, 1997.

The Company's effective federal income tax rate for the six months ended June 30, 1998 was 27.3%. This rate was calculated based upon the Company's estimate of its effective federal income tax rate for all of 1998. Non-taxable investment income, primarily tax-exempt bond income, reduced the Company's effective tax rate by approximately 6 percentage points.

Results of Operations for the Three Months Ended June 30, 1998 As Compared to the Three Months Ended June 30, 1997

Total revenues for the three months ended June 30, 1998 were $27,248,000, substantially unchanged from $27,369,000 for the three months ended June 30, 1997.

Net premiums earned for the three months ended June 30, 1998 were $23,875,000, a decrease of $283,000, or 1%, from $24,158,000 for the three months ended June 30, 1997. The decrease in net premiums earned resulted primarily from a 2% decrease in direct premiums written. Direct premiums written for the three months ended June 30, 1998 were $25,734,000, a decrease of $487,000 from $26,221,000 for the three months ended June 30, 1997.

Voluntary personal lines direct premiums written for the three months ended June 30, 1998 were $10,027,000, unchanged from $10,024,000 for the three months ended June 30, 1997. Voluntary commercial lines direct premiums written for the three months ended June 30, 1998 were $24,373,000, an increase of 4% from $23,402,000 for the three months ended June 30, 1997. Involuntary direct premiums written were $1,361,000, a decrease of 52% from $2,819,000 for the three months ended June 30, 1997. Involuntary direct premiums written were affected by adjustments made by the NYAIP after having over-assigned policies to the Company in 1997.

Net investment income was $3,331,000 for the three months ended June 30, 1998, an increase of 4% from $3,190,000 for the three months ended June 30, 1997, due to a 5% increase in average invested assets.

Losses and loss adjustment expenses ("LAE") were $16,789,000 for the three months ended June 30, 1998, a decrease of $979,000 or 6% from $17,768,000 for the three months ended June 30, 1997. The ratio of losses and LAE to premiums earned decreased to 70.3% for the three months ended June 30, 1998 from 73.5% for the three months ended June 30, 1997, due to a lower accident year loss ratio in 1998 compared to 1997 and the fact that in 1998 there were no increases recorded in reserves for prior accident year losses.

The ratio of amortized policy acquisition costs and other underwriting expenses to net premiums earned increased to 35.0% for the three months ended June 30, 1998 from 34.0% for the three months ended June 30, 1997, primarily due to increased agency incentive commissions related to the improved underwriting results. Commissions, premium taxes and other state assessments that vary directly with the Company's premium volume represented 21.3% of net premiums earned in the three months ended June 30, 1998 compared to 21.2% of net premiums earned in the three months ended June 30, 1997.

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

Net cash provided by operations increased $55,000 from $1,142,000 for the six months ended June 30, 1997 to $1,197,000 for the six months ended June 30, 1998.

Net cash used in investing activities decreased $6,079,000 from $7,919,000 in the six months ended June 30, 1997 to $1,840,000 in the six months ended June 30, 1998. This decrease in net cash used in investing activities resulted from a $684,000 increase in net cash provided by investments in fixed maturities, a $2,068,000 decrease in cash used to acquire preferred stock, and a $3,737,000 decrease in net cash used to acquire short-term investments.

Net cash provided by financing activities decreased $6,130,000 from $6,768,000 in the six months ended June 30, 1997 to $638,000 in the six months ended June 30, 1998, due primarily to a $8,884,000 decrease in cash borrowed to purchase securities, which was partially offset by a $1,355,000 decrease in cash used to purchase treasury stock.

The Company's objectives with respect to its investment portfolio include maximizing total return while protecting policyholders' surplus, maintaining flexibility and liquidity, and maintaining a reasonable duration match between assets and liabilities. Like other property and casualty insurers, the Company relies on premiums as a major source of cash, and therefore liquidity. Cash flows from the Company's investment portfolio, either in the form of interest or principal payments, are an additional source of liquidity. Because the duration of the Company's investment portfolio and liabilities are closely managed, increases or decreases in market interest rates are not expected to have a material effect on the Company's liquidity or its results of operations.

The Company generally designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as a component of accumulated other comprehensive income within stockholders' equity. During the six months ended June 30, 1998 the Company recorded $422,000 of unrealized gains, net of tax, associated with its fixed maturity investments. At June 30, 1998, the Company recorded $1,483,000 of unrealized gains, net of tax, related to its investment portfolio. This amount is shown as accumulated other comprehensive income in the accompanying balance sheet.

At June 30, 1998, the Company's portfolio of fixed maturities represented 91.3% of invested assets. Management believes that this level of bond holdings is consistent with the Company's liquidity needs because it anticipates that cash receipts from net premiums written and investment income will enable the Company to satisfy its cash obligations. Furthermore, a portion of the Company's bond portfolio is invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide monthly paydowns of bond principal.

At June 30, 1998, $122,661,000 or 63.1% of the Company's fixed maturity portfolio was invested in mortgage-backed and other asset backed securities. The Company invests in a variety of collateralized mortgage obligation ("CMO") products but has not invested in the derivative type of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company's CMO investments have an active secondary market and their effect on the Company's liquidity does not differ from that of other fixed maturity investments. The Company does not own any other derivative financial instruments.

At June 30, 1998, $2,302,000, or 1.1%, of the Company's investment portfolio was invested in non-investment grade securities.

During the six months ended June 30, 1998, the Company repurchased 900 shares of its common stock. The Company is holding 320,500 shares of its common stock in treasury at June 30, 1998.

As a holding company, the Company is dependent on cash dividends from MNH to meet its obligations and pay any cash dividends. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's statutory policyholders' surplus as of the preceding December 31. The maximum amount of dividends that MNH could pay during any twelve month period ending in 1998 without the prior approval of the New Hampshire Insurance Commissioner is $4,601,000. MNH paid $1,000,000 in dividends to the Company during the six months ended June 30, 1998. In July 1998, the Board of Directors of MNH authorized a dividend of $1,600,000 to be paid on August 17, 1998.

Under the Management Agreement, Mutual provides employees, services and facilities for MNH to conduct its insurance business on a cost reimbursed basis. The balance in the payable to or receivable from affiliate account represents the amount owing to or owed by Mutual to the Company for the difference between premiums collected and payments made for losses, employees, services and facilities by Mutual on behalf of MNH.

The Company relies to a significant degree on computer technology to operate its insurance business. Mutual has advised the Company that it is currently preparing all of its computer systems to be year 2000 compliant. Year 2000 compliance means that computer systems are able to distinguish date data between the twentieth and twenty first centuries. As part of this process, Mutual is replacing some of its systems and upgrading others, and is working to assess the status of its vendors' and customers' year 2000 compliance. The Company's share of the costs that have been incurred to upgrade these systems has not had a material adverse impact on the Company's financial position, results of operations or cash flows. However, Mutual's inability or the inability of the Company's vendors or customers to resolve year 2000 issues could result in material financial risk. The Company has been advised by Mutual that it is devoting appropriate resources to address year 2000 issues and anticipates that its computer systems will be in compliance by the end of 1998. The Company does not know with certainty the extent of its share of the future costs that Mutual will incur in this regard, but it does not believe these costs will have a material adverse impact on the Company's results of operations or financial condition.

MNH, like many other property-casualty insurance companies, is subject to environmental damage claims asserted by or against its insureds. Management of the Company is of the opinion that, based on various court decisions throughout the country, such claims should not be recoverable under the terms of MNH's insurance policies because of either specific or general coverage exclusions contained in the policies. However, there is no assurance that the courts will agree with MNH's position in every case, nor can there be assurance that material claims will not be asserted under policies which a court will find do not explicitly or implicitly exclude claims for environmental damages. Management, however, is not aware of any pending claim or group of claims which would result in a liability that would have a material adverse effect on the financial condition of the Company or MNH.

Industry and regulatory guidelines suggest that the ratio of a property-casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. MNH has consistently followed a business strategy that would allow it to meet this 3 to 1 regulatory guideline. For the first six months of 1998 MNH's ratio of net premiums written to statutory surplus, annualized for a full year, was 1.9 to 1.

Possible Changes in Relationship with Mutual

On March 31, 1998, Mutual filed a Schedule 13D with the Securities and Exchange Commission in which it reported that it was considering whether it would be advisable and, if so, whether Mutual could obtain the regulatory approvals and financing necessary, to purchase all or substantially all of the stock of the Company or of its wholly owned subsidiary, MNH. To date, Mutual has not presented any acceptable proposal to the Company, and there can be no assurance that Mutual will present any acceptable proposal.

The Company is studying what alternatives, if any, are available to it should Mutual not present a proposal which is acceptable to the Company. Among the alternatives being considered by the Company are the possible sale or merger of the Company or MNH. There can be no assurance that any of the alternatives being considered by the Company can be implemented on terms acceptable to the Company.

On July 23, 1998, the Company gave notice to terminate the Management Agreement which, under its terms, terminates five years after the date of notice. The Company does not believe that the issuance of notice will have any immediate impact on its operations or financial condition.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Channing T. Lushbough vs. Merchants Group, Inc., et al.

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

Item 4. Submission of Matters to a Vote of Security Holders

On May 6, 1998 the Company held its annual meeting of stockholders. During the meeting, Brent D. Baird and Richard E. Garman were re-elected Directors of the Company for three year terms to expire at the annual meeting in 2001. Andrew A. Alberti, Frank J. Colantuono, Henry P. Semmelhack and Robert M. Zak are Directors of the Company whose terms of office as Director continue beyond the date of the meeting. Mr. Alberti's and Mr. Colantuono's terms expire in 1999. Mr. Semmelhack's and Mr. Zak's terms expire in 2000.

A summary of stockholder voting with respect to the election of Directors is as follows:

                            Election of        Election of
                            B. Baird           R. Garman
                            --------           ---------

          For               2,500,273          2,499,443
          Withheld              1,640              2,470

Item 6. Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                  (11) Statement re computation of per share earnings (filed herewith).

                  (27) Financial Data Schedule (filed herewith).

                  (b)  Reports on Form 8-K.

                       In a report filed on Form 8-K dated June 17, 1998 the Company reported that Mutual had filed Amendment No. 1 to Schedule 13D which Mutual previously filed with the Securities and Exchange Commission on March 31, 1998.

                       In a report filed on Form 8-K dated July 23, 1998, the Company reported that it had delivered Notice of Termination of Management Agreement to Mutual.



                                 * * * * * * * *


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

         With the exception of historical information, the matters and statements discussed, made or incorporated by reference in this Quarterly Report on Form 10-Q constitute forward-looking statements and are discussed, made or incorporated by reference, as the case may be, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks and uncertainties include, but are not limited to, those associated with factors affecting the property-casualty insurance industry generally, including price competition, size and frequency of claims, increasing crime rates, escalating damage awards, natural disasters, fluctuations in interest rates and general business conditions; the Company's dependence on investment income; the geographic concentration of the Company's business in the Northeastern United States and in particular in New York, New Hampshire, New Jersey, Rhode Island, Pennsylvania and Massachusetts; the adequacy of the Company's loss reserves; government regulation of the insurance industry; exposure to environmental claims; dependence of the Company on its relationship with Mutual; the future of the Company's relationship with Mutual as a result of the notice to terminate the Management Agreement; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Commission. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the filing of this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MERCHANTS GROUP, INC.
                                        (Registrant)




Date: August 10, 1998                   By: /s/ KENNETH J. WILSON
                                            ---------------------
                                             Kenneth J. Wilson
                                             Chief Financial Officer and
                                             Treasurer (duly authorized
                                             officer of the registrant and
                                             chief accounting officer)