Form 10-Q
period 1998-09-30
MERCHANTS GROUP INC
filed 1998-11-13
CIK 803027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

                                  -------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 30, 1998:

                       2,864,952 SHARES OF COMMON STOCK.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (in thousands)

                                                            December 31,  September 30,
                          Assets                              1997               1998
                          ------                           ------------   ------------
                                                                           (unaudited)
Investments:
  Fixed maturities:
    Held to maturity at amortized cost (fair value
        $20,327 in 1997 and $16,620 in 1998)               $     19,631   $     15,938
    Available for sale at fair value (amortized cost
        $172,996 in 1997 and $175,334 in 1998)                  174,927        177,792
  Preferred stock at fair value                                  10,582         10,709
  Other long-term investments at fair value                         634            686
  Short-term investments                                          4,470         12,070
                                                           ------------   ------------

             Total investments                                  210,244        217,195

Cash                                                                 10             30
Interest due and accrued                                          1,858          1,715
Premiums receivable, net of allowance for
  doubtful accounts of $543 in 1997 and $454 in 1998             21,084         20,019
Deferred policy acquisition costs                                12,597         12,138
Ceded reinsurance balances receivable                            11,132         11,358
Prepaid reinsurance premiums                                      2,871          2,834
Receivable from affiliate                                           527            375
Deferred federal income taxes                                     6,319          4,978
Other assets                                                      7,332          7,459
                                                           ------------   ------------

             Total assets                                  $    273,974   $    278,101
                                                           ============   ============


               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                       (in thousands except share amounts)


                                                                  December 31,    September 30,
                                                                     1997               1998
                                                                --------------    --------------
                                                                                    (unaudited)
        Liabilities and Stockholders' Equity
        ------------------------------------

Liabilities:
    Reserve for losses and loss adjustment expenses             $      141,205    $      140,165
    Unearned premiums                                                   50,406            48,636
    Other liabilities                                                   14,901            17,483

                                                                --------------    --------------
             Total liabilities                                         206,512           206,284
                                                                --------------    --------------

Stockholders' equity:
    Common stock, 10,000,000 shares authorized,issued
        and outstanding 2,906,502 shares at December 31, 1997
        and 2,881,752 shares at September 30, 1998                          32                32
    Additional paid in capital                                          35,455            35,511
    Treasury stock, 319,600 shares at December 31, 1997
        and 348,100 shares at September 30, 1998                        (5,906)           (6,495)
    Accumulated other comprehensive income                               1,061             2,035
    Accumulated earnings                                                36,820            40,734
                                                                --------------    --------------
             Total stockholders' equity                                 67,462            71,817
                                                                --------------    --------------

Commitments and contingent liabilities                                    --                --
             Total liabilities and stockholders' equity         $      273,974    $      278,101
                                                                ==============    ==============

               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (in thousands except per share amounts)

                                            Three Months             Nine Months
                                         Ended September 30,      Ended September 30,
                                           1997        1998          1997         1998
                                       ----------   ----------    ----------   ----------

                                                          (unaudited)
Revenues:
    Net premiums earned                $   23,764   $   23,448    $   70,922   $   71,063
    Net investment income                   3,223        3,317         9,442        9,938
    Net realized investment gains
        (losses)                                9           (2)          112           (2)
    Other revenues                             77           51           163          135
                                       ----------   ----------    ----------   ----------
             Total revenues                27,073       26,814        80,639       81,134
                                       ----------   ----------    ----------   ----------

Expenses:
    Net losses and loss adjustment
        expenses                           17,488       16,344        53,152       49,980
    Amortization of deferred policy
        acquisition costs                   6,297        6,214        18,794       18,832
    Other underwriting expenses             1,599        2,215         4,992        6,337
                                       ----------   ----------    ----------   ----------
             Total expenses                25,384       24,773        76,938       75,149
                                       ----------   ----------    ----------   ----------

Income before income taxes                  1,689        2,041         3,701        5,985
Income tax provision                          400          558           872        1,636
                                       ----------   ----------    ----------   ----------
             Net income                $    1,289   $    1,483    $    2,829   $    4,349
                                       ----------   ----------    ----------   ----------

Earnings per share:
    Basic                              $      .44   $      .51    $      .94   $     1.50
                                       ==========   ==========    ==========   ==========

    Diluted                            $      .43   $      .51    $      .94   $     1.49
                                       ==========   ==========    ==========   ==========

Weighted average shares outstanding:
    Basic                                   2,959        2,900         2,995        2,905
    Diluted                                 2,966        2,911         3,002        2,919



               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                 (in thousands)

                                             Three Months            Nine Months
                                          Ended September 30,    Ended September 30,
                                            1997       1998        1997        1998
                                          --------   --------    --------    --------
                                                          (unaudited)
Net income                                $  1,289   $  1,483    $  2,829    $  4,349
                                          --------   --------    --------    --------
Other comprehensive income before tax:
    Unrealized gains
        on securities                        1,826        849       2,363       1,489
    Less: reclassification adjustment
        for gains and losses included
        in net income                            4        (13)        (68)        (13)
                                          --------   --------    --------    --------
Other comprehensive income
    before tax                               1,830        836       2,295       1,476
Income tax provision related to
    items of other comprehensive income        622        284         780         502
                                          --------   --------    --------    --------
Other comprehensive income, net of tax       1,208        552       1,515         974
                                          --------   --------    --------    --------

Comprehensive income                      $  2,497   $  2,035    $  4,344    $  5,323
                                          ========   ========    ========    ========

               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (in thousands)

                                                         Nine Months
                                                     Ended September 30,


                                                    1997             1998
                                                 ----------    ----------
                                                        (unaudited)

Common stock, beginning and end                  $       32    $       32
                                                 ----------    ----------

Additional paid in capital:
    Beginning of period                              35,372        35,455
    Exercise of common stock options                     83            56
                                                 ----------    ----------
    End of period                                    35,455        35,511
                                                 ----------    ----------

Treasury stock:
    Beginning of period                              (2,983)       (5,906)
    Purchase of treasury shares                      (2,883)         (589)
                                                 ----------    ----------
    End of period                                    (5,866)       (6,495)
                                                 ----------    ----------

Accumulated other comprehensive income (loss):
    Beginning of period                                (603)        1,061
    Other comprehensive income                        1,515           974
                                                 ----------    ----------
    End of period                                       912         2,035
                                                 ----------    ----------

Accumulated earnings:
    Beginning of period                              33,211        36,820
    Net income                                        2,829         4,349
    Cash dividends                                     (446)         (435)
                                                 ----------    ----------
    End of period                                    35,594        40,734
                                                 ----------    ----------

             Total stockholders' equity          $   66,127    $   71,817
                                                 ==========    ==========



               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                 (in thousands)

                                                                       Nine Months
                                                                   Ended September 30,

                                                                  1997            1998
                                                              ------------    ------------
                                                                       (unaudited)
Cash flows from operations:
    Collection of premiums                                    $     70,394    $     70,822
    Payment of losses and loss adjustment
    expenses                                                       (50,426)        (51,599)
    Payment of other underwriting expenses                         (23,246)        (21,789)
    Investment income received                                       9,747          10,044
    Investment expenses paid                                          (229)           (237)
    Income taxes paid                                                 (250)         (1,337)
    Other cash receipts                                                163             135
                                                              ------------    ------------
        Net cash provided by operations                              6,153           6,039
                                                              ------------    ------------

Cash flows from investing activities:
    Proceeds from fixed maturities sold or matured                  60,450          74,034
    Purchase of fixed maturities                                   (59,523)        (71,584)
    Net increase in preferred stock                                 (2,067)           --
    Net (increase) decrease in other long-term investments             714             (53)
    Net increase in short-term investments                         (11,962)         (7,600)
    Purchase of equipment, net                                        (108)           --
                                                              ------------    ------------
        Net cash used in investing activities                      (12,496)         (5,203)
                                                              ------------    ------------

Cash flows from financing activities:
    Settlement of affiliate balances                                (1,483)            152
    Proceeds from exercise of common stock options                      83              56
    Cash borrowed to purchase securities                            11,068            --
    Purchase of treasury stock                                      (2,883)           (589)
    Cash dividends                                                    (446)           (435)
                                                              ------------    ------------
        Net cash provided by (used in) financing activities          6,339            (816)
                                                              ------------    ------------

        Increase (decrease) in cash and cash equivalents                (4)             20

Cash:
    Beginning of period                                                 11              10
                                                              ------------    ------------
    End of period                                             $          7    $         30
                                                              ============    ============


               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    RECONCILIATION OF NET INCOME TO NET CASH

                             PROVIDED BY OPERATIONS

                                 (in thousands)

                                                             Nine Months
                                                         Ended September 30,
                                                         1997          1998
                                                      ----------    ----------
                                                              (unaudited)

Net income                                            $    2,829    $    4,349

Adjustments:
    Depreciation and amortization (accretion)                 17          (109)
    Realized investment (gains) losses                      (112)            2

(Increase) decrease in assets:
    Interest due and accrued                                 228           143
    Premiums receivable                                     (420)        1,065
    Deferred policy acquisition costs                       (232)          459
    Ceded reinsurance balances receivable                   (849)         (226)
    Prepaid reinsurance premiums                             101            37
    Federal income tax receivable                            760          --
    Deferred federal income taxes                           (138)          840
    Other assets                                            (489)         (293)

Increase (decrease) in liabilities:
    Reserve for losses and loss adjustment expenses        2,600        (1,040)
    Unearned premiums                                        775        (1,770)
    Other liabilities                                      1,083         2,582
                                                      ----------    ----------

             Net cash provided by operations          $    6,153    $    6,039
                                                      ==========    ==========



               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION AND NEW ACCOUNTING PRONOUNCEMENTS

The consolidated balance sheet as of September 30, 1998, the related consolidated statements of operations and of comprehensive income for the three months and nine months ended September 30, 1997 and 1998 and of changes in stockholders' equity and of cash flows for the nine months ended September 30, 1997 and 1998 are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of financial position and results of operations. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not invest in the types of derivative instruments covered by SFAS No. 133. As a result, the adoption of SFAS No. 133 will not have an effect on the Company's results of operations or its financial position.

2. RELATED PARTY TRANSACTIONS

The Company and MNH do not have any paid employees. Under a Management Agreement dated September 29, 1986 between the Company, MNH and Merchants Mutual Insurance Company ("Mutual") (the "Management Agreement"), Mutual, which owns 8.8% of the Company's common stock at September 30, 1998, provides the Company and MNH with the facilities, management and personnel required to manage their day-to-day business. On July 23, 1998, the Company gave notice of termination of the Management Agreement which, under its terms, terminates five years after the date of notice. All underwriting, administrative, claims and investment expenses incurred on behalf of Mutual and MNH are shared under the Management Agreement on an allocated cost basis, determined as follows: for underwriting and administrative expenses, the respective share of total direct premiums written for Mutual and MNH serves as the basis of allocation; for claims expenses, the average number of outstanding claims is used; investment expenses are shared based on each company's share of total invested assets.

3. EARNINGS PER SHARE

Basic and diluted earnings per share were computed by dividing net income for each period by the weighted average number of shares of common stock outstanding during each period, increased by the assumed exercise of 75,500 and 34,250 shares of common stock options for the three and nine month periods in 1998 and 1997, respectively, which would have resulted in 11,254 and 6,704 additional shares outstanding for the three month periods, respectively and 13,366 and 6,879 additional shares outstanding for the nine month periods, respectively, assuming the proceeds to the Company from exercise were used to purchase shares of the Company's common stock at its average market value per share during the periods ended September 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

Total revenues for the nine months ended September 30, 1998 were $81,134,000, up 1% from $80,639,000 for the nine months ended September 30, 1997.

Net premiums earned for the nine months ended September 30, 1998 were $71,063,000, substantially unchanged from $70,922,000 for the nine months ended September 30, 1997. Direct premiums written for the nine months ended September 30, 1998 were $73,722,000, a decrease of $1,482,000 (2%) from $75,204,000 for the nine months ended September 30, 1997.

Voluntary personal lines direct premiums written for the nine months ended September 30, 1998 were $29,582,000, a decrease of 1% from $29,773,000 for the nine months ended September 30, 1997. Voluntary personal lines direct premiums written represented 43% and 44% of total voluntary direct premiums written for the nine months ended September 30, 1998 and 1997, respectively.

Voluntary commercial lines direct premiums written for the nine months ended September 30, 1998 were $39,805,000, an increase of 6% from $37,620,000 for the nine months ended September 30, 1997. The increase in voluntary commercial lines direct premiums written resulted from increases in workers' compensation, commercial auto and commercial package premiums written.

Involuntary direct premiums written, primarily private passenger automobile insurance, decreased by 45% to $4,335,000 for the nine months ended September 30, 1998 from $7,811,000 for the nine months ended September 30, 1997 as the New York Automobile Insurance Plan ("NYAIP") continues to adjust 1998 assignments for having over-assigned policies to the Company in 1997. Involuntary direct premiums written comprised 6% and 10% of all direct premiums written during the nine months ended September 30, 1998 and 1997, respectively.

Net investment income was $9,938,000 for the nine months ended September 30, 1998, an increase of 5% from $9,442,000 for the nine months ended September 30, 1997, due to a 5% increase in average invested assets.

The Company recorded $2,000 of net realized losses on the sale of investments for the nine months ended September 30, 1998 compared to $112,000 of net realized gains for the nine months ended September 30, 1997.

Other revenues were $135,000 for the nine months ended September 30, 1998, a decrease of 17% from $163,000 for the nine months ended September 20, 1997. This decrease resulted from an unusually high level of charge-offs related to business assumed from certain involuntary market facilities.

Losses and loss adjustment expenses ("LAE") were $49,980,000 for the nine months ended September 30, 1998, a decrease of 6% from $53,152,000 for the nine months ended September 30, 1997. The ratio of losses and LAE to premiums earned decreased to 70.3% for the nine months ended September 30, 1998 from 74.9% for the nine months ended September 30, 1997, due to a lower accident year loss ratio in 1998 compared to 1997 and the fact that in 1998 there were no increases recorded in reserves for prior accident year losses.

The ratio of amortized policy acquisition costs and other underwriting expenses to net premiums earned increased to 35.4% for the nine months ended September 30, 1998 from 33.5% for the nine months ended September 30, 1997, primarily due to increased agency incentive commissions related to the improved underwriting results. Commissions, premium taxes and other state assessments that vary directly with the Company's premium volume represented 21.4% of net premiums earned in the nine months ended September 30, 1998 compared to 20.3% of net premiums earned in the nine months ended September 30, 1997.

The Company's effective federal income tax rate for the nine months ended September 30, 1998 was 27.3%. This rate was calculated based upon the Company's estimate of its effective federal income tax rate for all of 1998. Non-taxable investment income, primarily tax-exempt bond income, reduced the Company's effective tax rate by approximately 6 percentage points.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

Total revenues for the three months ended September 30, 1998 were $26,814,000, down 1% from $27,073,000 for the three months ended September 30, 1997.

Net premiums earned for the three months ended September 30, 1998 were $23,448,000, a decrease of 1%, from $23,764,000 for the three months ended September 30, 1997. The decrease in net premiums earned resulted primarily from a 2% decrease in direct premiums written, somewhat offset by a higher contribution to 1998 earnings from unearned premiums at June 30, 1998 compared to the contribution to 1997 earnings from unearned premiums at June 30, 1997.

Voluntary personal lines direct premiums written for the three months ended September 30, 1998 were $10,238,000, a decrease of 4% from $10,611,000 for the three months ended September 30, 1997. This decrease in voluntary personal lines direct premiums written resulted primarily from a 5% decline in voluntary private passenger auto direct premiums written due to intensified price based market competition.

Voluntary commercial lines direct premiums written for the three months ended September 30, 1998 were $12,807,000, an increase of 2% from $12,560,000 for the three months ended September 30, 1997.

Involuntary direct premiums written were $1,343,000, a decrease of 59% from $3,270,000 for the three months ended September 30, 1997. Involuntary direct premiums written were affected by adjustments made by the NYAIP after having over-assigned policies to the Company in 1997.

Net investment income was $3,317,000 for the three months ended September 30, 1998, an increase of 3% from $3,223,000 for the three months ended September 30, 1997, primarily due to a 5% increase in average invested assets.

Other revenues were $51,000 for the three months ended September 30, 1998 a decrease of 34% from $77,000 for the three months ended September 30, 1997, due to an unusually high level of charge-offs related to business assumed from certain involuntary market facilities.

Net losses and LAE were $16,344,000 for the three months ended September 30, 1998, a decrease of 7% from $17,488,000 for the three months ended September 30, 1997. The ratio of losses and LAE to premiums earned decreased to 69.7% for the three months ended September 30, 1998 from 73.6% for the three months ended September 30, 1997, due to a lower accident year loss ratio in 1998 compared to 1997 and the fact that in the third quarter of 1998 there were no increases recorded in reserves for prior accident year losses.

The ratio of amortized policy acquisition costs and other underwriting expenses to net premiums earned increased to 35.9% for the three months ended September 30, 1998 from 33.2% for the three months ended September 30, 1997, primarily due to increased agency incentive commissions related to the improved underwriting results. Commissions, premium taxes and other state assessments that vary directly with the Company's premium volume represented 20.7% of net premiums earned in the three months ended September 30, 1998 compared to 18.7% of net premiums earned in the three months ended September 30, 1997.

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

Net cash provided by operations decreased $114,000 (2%) from $6,153,000 for the nine months ended September 30, 1997 to $6,039,000 for the nine months ended September 30, 1998.

Net cash used in investing activities decreased $7,293,000 from $12,496,000 in the nine months ended September 30, 1997 to $5,203,000 in the nine months ended September 30, 1998. This decrease in net cash used in investing activities resulted primarily from a $1,523,000 increase in net cash provided by investments in fixed maturities, a $2,067,000 decrease in cash used to acquire preferred stock, and a $4,362,000 decrease in net cash used to acquire short-term investments.

Net cash provided by financing activities decreased $7,155,000 from a $6,339,000 source of cash in the nine months ended September 30, 1997 to an $816,000 use of cash in the nine months ended September 30, 1998. This change resulted primarily from an $11,068,000 decrease in cash borrowed to purchase securities, which was partially offset by a $2,294,000 decrease in cash used to purchase treasury stock and a $1,635,000 net decrease in funds used to settle balances owing to affiliates.

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

The Company generally designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as a component of accumulated other comprehensive income within stockholders' equity. During the nine months ended September 30, 1998 the Company recorded $974,000 of unrealized gains, net of tax, associated with its fixed maturity investments. At September 30, 1998, the Company recorded $2,035,000 of unrealized gains, net of tax, related to its investment portfolio. This amount is shown as accumulated other comprehensive income in the accompanying balance sheet.

At September 30, 1998, the Company's portfolio of fixed maturities represented 89.2% of invested assets. Management believes that this level of bond holdings is consistent with the Company's liquidity needs because it anticipates that cash receipts from net premiums written and investment income will enable the Company to satisfy its cash obligations. Furthermore, a portion of the Company's bond portfolio is invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide monthly paydowns of bond principal.

At September 30, 1998, $127,928,000 or 66.0% of the Company's fixed maturity portfolio was invested in mortgage-backed and other asset backed securities. The Company invests in a variety of collateralized mortgage obligation ("CMO") products but has not invested in the derivative type of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company's CMO investments have an active secondary market and their effect on the Company's liquidity does not differ from that of other fixed maturity investments. The Company does not own any other derivative financial instruments.

At September 30, 1998, $4,203,000, or 1.9%, of the Company's investment portfolio was invested in non-investment grade securities.

During the nine months ended September 30, 1998, the Company repurchased 28,500 shares of its common stock. The Company is holding 348,100 shares of its common stock in treasury at September 30, 1998.

As a holding company, the Company is dependent on cash dividends from MNH to meet its obligations and pay any cash dividends. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's statutory policyholders' surplus as of the preceding December 31. The maximum amount of dividends that MNH could pay during any twelve month period ending in 1998 without the prior approval of the New Hampshire Insurance Commissioner is $4,601,000. MNH paid $2,600,000 in dividends to the Company during the nine months ended September 30, 1998.

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

MNH, like many other property-casualty insurance companies, is subject to environmental damage claims asserted by or against its insureds. Management of the Company is of the opinion that, based on various court decisions throughout the country, such claims should not be recoverable under the terms of MNH's insurance policies because of either specific or general coverage exclusions contained in the policies. However, there is no assurance that the courts will agree with MNH's position in every case, nor can there by assurance that material claims will not be asserted under policies which a court will find do not explicitly or implicitly exclude claims for environmental damages. Management, however, is not aware of any pending claim or group of claims which would result in a liability that would have a material adverse effect on the financial condition of the Company or MNH.

Industry and regulatory guidelines suggest that the ratio of a property-casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. MNH has consistently followed a business strategy that would allow it to meet this 3 to 1 regulatory guideline. For the first nine months of 1998 MNH's ratio of net premiums written to statutory surplus, annualized for a full year, was 1.9 to 1.

YEAR 2000

The Year 2000 issue relates to the way in which information systems distinguish date data between the twentieth and twenty-first centuries. Also, many systems and equipment that are not typically thought of as relating to computers contain embedded hardware or software ("non-IT") that may have a time element.

Under the Management Agreement, Mutual is responsible for the Company's being Year 2000 compliant. The Company is relying upon the expertise of Mutual's employees for assuring that the necessary precautions for Year 2000 compliance are taken. Mutual has advised the Company that the process of preparing all of its computer systems to be Year 2000 compliant is substantially completed. Mutual began work on becoming Year 2000 compliant in 1996. The scope of the project includes: ensuring the compliance of all computer software applications and operating systems, mainframe, mid-range and personal computers, local and wide-area networks, and telecommunications equipment; addressing issues related to non-IT embedded software and equipment; remediation of affected systems and equipment; and addressing the compliance of key suppliers.

The project has three phases: assessment of systems, equipment and business relationships affected by the Year 2000 issue; definition of strategies necessary to address affected systems and relationships; and remediation or replacement of affected systems, equipment and relationships.

Mutual's target for completing all phases of the project is the fourth quarter of 1999. Mutual has completed the assessment and strategy phases for all systems. Mutual began converting to a mid-range computer based policywriting and claims paying system known as "MOST" (Merchants Optimum Services & Technology) in 1994. The final phase of the conversion to MOST was completed in October 1998. All new business and policy renewals for all products are now processed on the MOST system. Mutual has advised the Company that it believes the MOST system, the mainframe, mid-range and personal computers, and local area networks are substantially Year 2000 compliant.

Mutual and the Company depend upon a number of key business partners and suppliers. As part of its Year 2000 project, Mutual has identified key business partners, vendors, suppliers, and service providers with whom it and the Company conduct business, and has made substantial progress in contacting these organizations to determine their Year 2000 readiness. Based upon the responses to Mutual's inquiries to these organizations, Mutual has and will continue to take appropriate actions. For organizations that are not compliant, or where Mutual determines that a significant risk may be involved, Mutual has engaged or is in the process of engaging another organization that is Year 2000 compliant. Currently, Mutual has identified one supplier, for which there is no viable alternative, that is currently not Year 2000 compliant, but which expects to become compliant by December 31, 1998. In certain instances where it may not be possible to verify with certainty a supplier's Year 2000 compliance (for example, it may not be possible for Mutual to test the operational ability of its telecommunications, electricity or gas service suppliers in a Year 2000 environment) and where alternate sources of supply are not feasible, Mutual and the Company may have to rely on the assurances of the supplier.

The Company estimates that its share of the total expenses associated with becoming Year 2000 compliant will total approximately $290,000. Approximately $150,000 of the expenses have been for external costs which include approximately $112,000 in outside consultant expenses and $38,000 for specific upgrades of software to address Year 2000 compliance and $140,000 of the expenses have been for internal resources dedicated to achieving Year 2000 compliance. It is estimated that any remaining external or internal costs will not be material. The Company estimates its share of costs incurred in 1998 to be $210,000, which has been expensed. There has not been a material impact on the Company's results of operations or financial condition as a result of Information Technology projects being deferred due to resource constraints caused by the Year 2000 project.

With the successful implementation of the MOST system, Mutual has notified the Company that it believes that critical systems are substantially Year 2000 compliant. Testing will continue as needed to assure that systems are Year 2000 compliant and that any situation that develops which needs to be addressed will be corrected by January 1, 2000. Mutual is continuing to work with third party vendors to assess their ability to operate in the Year 2000, to assess third-party remediation plans, and to take steps to identify and transfer support to third party vendors who are Year 2000 compliant. The Company will continue to monitor and assess the reasonably likely worst case Year 2000 scenario and plans to have contingency plans, as required, in place by mid-1999. If the Company does not complete its year 2000 program prior to the commencement of the Year 2000, if it fails to identify and remediate all critical Year 2000 problems, or if major suppliers or customers experience material Year 2000 problems, the Company's results of operations or financial condition could be materially affected. The Company is currently assessing its most reasonably likely worst case Year 2000 scenario and the possible effects thereof.

MNH continues to evaluate the complex issues related to insurance coverage for losses arising form the various possible situations involving Year 2000 problems and its potential liability to its insureds. The Company believes that the coverage MNH provides do not extend to the types of losses which are most likely to occur as a result of Year 2000 problems. MNH plans to use coverage exclusion endorsements based on its evaluation of the potential exposure to Year 2000 problems for classes of commercial risks, and has adopted endorsements to its policies based on forms provided and filed for approval with various regulatory authorities by Insurance Services Office, Inc. ("ISO"). Use of these special endorsements is governed by the law and regulatory polices of state in which MNH is authorized to do business.

It is possible, however, that future court interpretations of policy language based on specific facts or legislation mandating coverage, could result in coverage for losses attributable to Year 2000 problems. Such decisions or legislation could have a material adverse impact on the Company's results of operations and financial condition. It is also possible that the Company may incur expenses defending claims for which it is ultimately determined there is no insurance coverage. The Company had made no provision for reserves for losses or loss adjustment expense payments on claims based on potential Year 2000 problems.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

CHANNING T. LUSHBOUGH VS. MERCHANTS GROUP, INC., ET AL.

Since the date of the Company's last filing, this litigation has been resolved favorably to the Company. During 1997, the New York State Supreme Court dismissed a shareholder derivative lawsuit brought against the Company, Mutual, MNH and certain directors of the Company and Mutual (the "defendants"). The court held that the complaint failed to state a cause of action against any of the defendants. The lawsuit was originally filed in 1993 as a purported class action and was amended in 1995 to a derivative action after the court held that the plaintiff's claims were derivative in nature. The plaintiff alleged that the defendants breached their fiduciary obligations to the then minority shareholders of the Company, and defrauded the minority shareholders by causing MNH to purchase from the Federal Deposit Insurance Corporation (the "FDIC") a surplus note issued by Mutual and simultaneously reducing the principal amounts plus accrued return on such surplus note to $1,350,000, which is the amount MNH paid to the FDIC for the note, and by approving the public sale of the Company's common stock in July 1993 at what the plaintiff alleged was an inadequate price. After the lawsuit was amended to a derivative action, the Company's Board of Directors appointed a special committee composed of disinterested directors to review the merits of the case. That committee determined that the Company's Board had acted reasonably in approving the note restructuring and the public offering, and decided that the plaintiff's lawsuit should be dismissed. The court held that the case should be dismissed because the determination of the special committee to discontinue the lawsuit was valid and appropriate under Delaware law. The plaintiff appealed the court's decision and also filed a motion with the court for permission to renew and reargue the defendants' motion to dismiss. The plaintiff's motion to renew and reargue was argued on July 28, 1997 and was recently denied by the trial court. The plaintiff has not filed a notice of appeal of that decision.

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

                      *    *    *    *    *    *    *    *

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

     With the exception of historical information, the matters and statements discussed, made or incorporated by reference in this Quarterly Report on Form 10-Q constitute forward-looking statements and are discussed, made or incorporated by reference, as the case may be, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks and uncertainties include, but are not limited to, those associated with factors affecting the property-casualty insurance industry generally, including price competition, size and frequency of claims, increasing crime rates, escalating damage awards, natural disasters, fluctuations in interest rates and general business conditions; the Company's dependence on investment income; the geographic concentration of the Company's business in the Northeastern United States and in particular in New York, New Hampshire, New Jersey, Rhode Island, Pennsylvania and Massachusetts; the adequacy of the Company's loss reserves; government regulation of the insurance industry; exposure to environmental claims; the Company's ability to deal successfully with issues raised by the Year 2000; dependence of the Company on its relationship with Mutual; the future of the Company's relationship with Mutual as a result of the notice to terminate the Management Agreement; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Commission. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the filing of this report.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCHANTS GROUP, INC.
(Registrant)




Date: November 13, 1998                By: /s/ Kenneth J. Wilson
                                           ---------------------------------
                                              Kenneth J. Wilson
                                              Chief Financial Officer and
                                              Treasurer (duly authorized
                                              officer of the registrant and
                                              chief accounting officer)