Form 10-K405
period 1998-12-31
MERCHANTS GROUP INC
filed 1999-03-31
CIK 803027

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

         [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO ___________.

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                          COMMISSION FILE NUMBER 1-9640

                              MERCHANTS GROUP, INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                               16-1280763
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
    of incorporation or organization)

    250 MAIN STREET, BUFFALO, NEW YORK                   14202
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

As of March 1, 1999, 2,834,952 shares of common stock were outstanding. The aggregate market value of the common shares held by non-affiliates of Merchants Group, Inc. on March 1, 1999 was $55,791,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement for the 1999 Annual Meeting of stockholders are incorporated by reference into Part III.

                              MERCHANTS GROUP, INC.

                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 1998

          PART  I
          -------

ITEM 1.   BUSINESS.

ITEM 2.   PROPERTIES.

ITEM 3.   LEGAL PROCEEDINGS.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          PART  II
          --------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

ITEM 6.   SELECTED FINANCIAL DATA.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

          PART  III
          ---------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          PART  IV
          --------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K.

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

Administration
--------------

      The Company and MNH operate and manage their business in conjunction with Merchants Mutual Insurance Company ("Mutual"), a New York domiciled mutual property and casualty insurance company, under a management agreement (the "Management Agreement"). Mutual owns 9.0% of the Company's issued and outstanding common stock. The Company and MNH do not have any significant operating assets and have no employees. Under the Management Agreement, Mutual provides the Company and MNH with the facilities, management and personnel required to operate their day-to-day business. All costs incurred by Mutual with respect to underwriting expenses are shared pro rata between Mutual and MNH based upon their annual direct premiums written, and unallocated loss adjustment expenses are allocated on the basis of the number of claims outstanding each month that are attributable to each company. All of Mutual's and MNH's investment expenses are shared pro rata based upon the average book value of the invested assets of each company. MNH also pays Mutual an annual management fee of $50,000. The Management Agreement requires that the Company and MNH pay Mutual 110% of Mutual's costs of providing them with non-insurance related services, and that the Company pay Mutual an annual fee of one half of one percent (.5%) of the average book value of the Company's invested assets exclusive of the Company's shares of MNH. Since the inception of the Management Agreement, Mutual has not provided the Company or MNH with any non-insurance related services.

      The Management Agreement has certain features that are intended to prevent conflicts of interest or to deal with them on an equitable basis should they occur. Generally, business opportunities which are presented to the common officers or employees of the companies must be presented to each company's Board of Directors and approved and determined to be fair to each company in the transaction by a majority of the directors of each company who are not affiliated with any other company in the transaction.

      Any amendment or modification of the Management Agreement must be approved by the New York Insurance Department (the "Department"). The Management Agreement provides that it may be terminated by any party to the agreement upon five years written notice. On July 23, 1998, the Company gave notice to terminate the Management Agreement to Mutual. Mutual and MNH have jointly developed and paid for all accounting, computer and insurance marketing systems used in their businesses. Upon termination of the Management Agreement, each company will have the right, at no cost, to obtain copies of all these systems, together with the right to use these systems in perpetuity.

Marketing
---------

      The Company markets its products through approximately 625 independent agents, which also represent Mutual. The Company's primary marketing efforts are directed to those independent agents that are dedicated to providing superior service to their customers. The Company believes the opportunity for growth exists through further penetration of agencies that are strategically aligned with the Company's commitment to growth in its targeted markets.

      The Company believes that as a regional insurance company, it has certain advantages, including a closer relationship with its agents and a better knowledge of its operating territories, that enable it to compete effectively against larger regional and national carriers. The Company believes it distinguishes itself from its competitors by providing its agents and policyholders with superior service and ease of doing business, products that target certain segments of the commercial and personal insurance markets, and an agents' compensation program which, in addition to standard commission rates, provides agents with a profit sharing plan.

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

      In each of its Strategic Business Centers, the Company uses ABM's who are trained underwriters. ABM's meet with targeted agents' sales staff on a frequent basis to underwrite the Company's renewal policies, as well as to solicit and underwrite policies new to the agent and/or to the Company. ABM's are equipped with electronic technology to provide prompt and efficient pricing and communication and can provide quotes for all lines of business at the agents' offices. The Company believes personal contact between ABM's, who have underwriting authority, and an agent's sales staff provides the Company with a competitive advantage compared to many other property and casualty insurers, whose field representatives have limited or no underwriting authority. By placing an underwriting decision maker in the agent's office, and thereby simplifying the underwriting process, the Company believes it can maintain and improve the retention rate on its renewal policies, as well as attract new policies.

      Each Strategic Business Center has an Agents' Advisory Council that meets at least twice a year. The Advisory Councils provide a forum for the Company and its agents to discuss issues of mutual interest, and to assure that the agents' business needs are being met. Additionally, the Chairpersons of the Advisory Councils from each Strategic Business Center meet twice each year with senior officers of the Company.

      In addition to standard commissions paid as a percentage of premiums written, the Company's agents are eligible to participate in the Agents' Profit Sharing Plan. This plan rewards agents based on premiums written and a two year loss and allocated loss and loss adjustment expense ("LAE") ratio on business placed by the agent with the Company. Payments under the Agents' Profit Sharing

Plan for 1998 totaled $2,499,000, or 2.5% of total direct premiums written, and increased participating agents' commissions received from the Company by approximately 40%. The Company believes the terms of its Agents' Profit Sharing Plan encourage its agents to increase the volume of profitable business they place with the Company.

      Unlike many of its competitors, the Company pays the same commission rate on policies billed directly to the insured by the Company and on policies billed to the agent and, in turn, re-billed to the insured by the agent. By offering to bill the insured directly for both personal and commercial policies, the Company helps its agents minimize their administrative costs without a reduction in commission income. Approximately 87% of the voluntary premiums written by the Company in 1997 and 1998 were billed directly to policyholders.

      In order to assist its independent agents to compete more effectively with insurance companies that have direct sales forces, and to strengthen its relationship with those agents, the Company provides advanced automation services. In 1998, the Company began development of Merchants MerLink(TM) system. MerLink(TM) allows independent agents to submit policies to Merchants over the Internet using their existing business computer and software, and to have these submissions automatically update the Company's insurance policy processing system. The benefits to agents are simplified client management, more time available for sales activities, and fewer errors. Currently, the Company is using MerLink(TM) for policy transactions with approximately 15 agents for private passenger automobile and homeowners' policies. The Company plans to offer MerLink(TM) capability for commercial insurance policies during the first half of 1999. The Company believes that developing automation capabilities to facilitate the sharing of information with its agents will improve its competitive position compared to other property and casualty insurers that do not yet have such capabilities.

Insurance Underwriting
----------------------

      The Company is licensed to issue insurance policies in 13 states, primarily in the northeastern United States. In 1998, net premiums written totaled $92,758,000, with 54% of the net premiums written derived from commercial lines of insurance and 46% from personal lines of insurance.

      The following table sets forth the distribution of the Company's direct premiums written by state for the years indicated:

                  Years Ended December 31,
                  ------------------------
                  1996     1997     1998
                  ----     ----     ----
New York           64%      66%      65%
New Jersey         15       15       18
New Hampshire      11       10        9
Rhode Island        3        3        3
Pennsylvania        3        2        2
Massachusetts       3        2        2
Other               1        2        1
                  ---      ---      ---
      Total       100%     100%     100%
                  ===      ===      ===

      The Company is licensed to underwrite most major lines of property and casualty insurance. It issues policies primarily to preferred risk individuals and small to medium size commercial risks. In general, the Company does not insure risks that involve a high potential of loss or have a long-tail reporting period. The types of risks insured in the Company's lines of business include:

      o Personal automobile - full coverage of family-owned standard performance automobiles, generally requiring drivers with good driving records during the past three years.

      o (degree) Homeowners' - properties generally with no losses in the last three years and that are less than 30 years old and valued between $75,000 and $300,000.

      o (degree) Commercial automobile - primarily light and medium use vehicles operating in a limited radius, with complete background information required of all drivers.

      o Commercial multi-peril - properties with medium to high construction quality and low to moderate fire exposure, and occupancies with low to moderate exposure to hazardous materials and processes.

      o General liability - low hazard service, mercantile and light processing businesses, generally with three years of business experience and with no losses in the last three years.

      o Workers' compensation - risks with low loss frequency and severity, low to moderate exposure to hazardous materials and processes, and favorable experience modification factors. Generally, workers' compensation insurance is written in conjunction with other commercial insurance.

      The Company's underwriting strategy is to offer its insurance at rates which are designed to cover its costs, including the costs of any involuntary business associated with a particular line of insurance or a particular territory. This pricing strategy makes the Company's rates non-competitive with respect to certain lines of insurance or certain geographic regions. For example, the Company's published rates for personal automobile insurance in the densely populated areas within its region of operations are significantly higher than those of some of its competitors. The Company believes that its pricing strategy allows the Company to write the types of insurance for which the price charged reflects the cost of providing coverage.

      Agents of the Company are also agents of Mutual, which generally sells the same lines of insurance as the Company to standard risk individuals and businesses. Applicants that meet the Company's preferred risk criteria are issued policies by the Company. Applicants that do not meet the Company's underwriting criteria, but which meet the less restrictive criteria of Mutual, are issued policies by Mutual, generally at higher premium rates. During the years 1993 through 1995, under a quota share reinsurance agreement with Mutual, MNH assumed 10% of the standard risks insured by Mutual, which would not generally meet MNH's more stringent underwriting guidelines. The terms of the agreement allow Mutual to reduce its cessions to MNH to 0% of Mutual's direct voluntary premiums written for any calendar year prior to the beginning of that calendar year. Mutual has not ceded any of its voluntary direct written premiums to MNH under this agreement since 1995 and has informed the Company that it will not cede any of its voluntary direct written premiums to MNH in 1999.

      The Company establishes premium rates for most of its policies based on its loss experience, in some cases after considering prospective loss costs suggested by the Insurance Services Office, Inc., an industry advisory group, for the preferred individual and commercial classes of business that it insures. The Company establishes rates independently for its personal automobile and homeowners insurance policies and its specialty products, such as its Contractors Coverall Plus and businessowners' policies.

      The following table shows, for each of the years in the three year period ended December 31, 1998 (i) the amount of the Company's net premiums written attributable to various personal lines and commercial lines and (ii) underwriting results attributable to each such line as measured by the calendar year loss ratio for such line. The loss ratio is the ratio of incurred losses to net premiums earned for a given period.


                                                                     Year ended December 31,
                               --------------------------------------------------------------------------------------------------
                                              1996                              1997                             1998
                               --------------------------------------------------------------------------------------------------
                               Premiums                         Premiums                          Premiums
                               Written                          Written                           Written
                               --------------------------------------------------------------------------------------------------
                                                         Loss                              Loss                             Loss
                                Amount         %         Ratio    Amount         %         Ratio   Amount          %        Ratio
                               --------------------------------------------------------------------------------------------------
                                                                      (dollars in thousands)
Personal
      Auto Liability           $23,964        24.8%      80.9%   $26,187        27.0%      69.7%   $21,394        23.1%     79.3%
      Auto Physical Damage      12,241        12.7       60.3     13,570        14.0       45.8     13,199        14.2      45.8
      Homeowners'
          Multi-Peril            7,269         7.5       68.1      7,789         8.0       35.7      8,066         8.7      36.5
                               -------       -----               -------       -----               -------       -----

          Total                 43,474        45.0       73.1     47,546        49.0       57.5     42,659        46.0      61.8

Commercial
      Auto Liability            13,050        13.5       43.4     12,377        12.8      100.7     12,986        14.0      41.5
      Auto Physical Damage       3,225         3.3       51.7      2,948         3.1       45.8      3,025         3.3      49.8
      Commercial
          Multi-Peril           20,725        21.5       59.9     21,287        22.0       44.6     21,878        23.6      49.5
      Workers'
          Compensation          10,023        10.4      110.7      7,070         7.3      169.0      7,159         7.7      87.8
      Other Lines                6,125         6.3       57.4      5,583         5.8        6.0      5,051         5.4      39.1
                               -------       -----               -------       -----               -------       -----

          Total                 53,148        55.0       63.5     49,265        51.0       73.6     50,099        54.0      50.6
                               -------       -----               -------       -----               -------       -----

Total Personal &
      Commercial               $96,622       100.0%      67.7    $96,811       100.0%      65.7    $92,758       100.0%     56.5
                               =======       =====               =======       =====               =======       =====


      Calendar year loss ratios set forth in the table above include an estimate of losses for that accident year, as well as increases or decreases in estimates made in that year for prior accident year losses. Depending on the size of the increase or decrease in prior accident year losses, calendar year loss ratios may not be as indicative of the profitability of policies in force in a particular year as accident year loss ratios, which do not take into account increases or decreases in reserves for prior accident year losses.

      The following table sets forth the composition of voluntary direct premiums written for 1994 through 1998:

                                          Year Ended December 31,
                                          -----------------------
                                  1994    1995     1996     1997     1998
                                  ----    ----     ----     ----     ----

Commercial                         62%     62%      60%      57%      58%
Personal                           38      38       40       43       42
                                  ---     ---      ---      ---      ---
Total                             100%    100%     100%     100%     100%
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

      Despite the lack of significant premium rate increases in recent years in most of its commercial lines and the significant level of competition in the lines of business that the Company targets, the Company believes it can insure commercial business profitably by selecting those classes of risks that offer better than average profit potential. The Company competes for commercial business based upon the service it provides to agents and policyholders, the compensation it pays to its agents, and in certain instances, the price of its products. The Company establishes prices after considering its costs, the exposures inherent in a particular class of risk, estimated investment income, projected future trends in loss frequency and severity, and the degree of competition within a specific territory. Accordingly, the relative prices of the Company's commercial products may vary considerably in relation to competitors' prices.

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

      The Company's gross (direct and assumed) premiums written attributable to involuntary policies were $11,325,000, $12,719,000 and $6,036,000 in 1996, 1997 and 1998, respectively, mostly in New York. The Company is unable to predict the level of its annual involuntary business for 1999 or future years.

Claims
------

      Insurance claims on policies written by the Company are investigated and settled by claims adjusters employed by Mutual pursuant to the Management Agreement. The Company and Mutual maintain several claims offices within their operating territories. In areas where there is insufficient claim volume to justify the cost of internal claims staff, the Company and Mutual use independent appraisers and adjusters to investigate claims. The Company's claims policy emphasizes timely investigation of claims, settlement of meritorious claims for equitable amounts, maintenance of adequate reserves for claims and control of external claims adjustment expenses. In order to support its claims policy, the Company has implemented a program designed to ensure that as soon as practical, claims are assigned an accurate value based on available information. The program includes the centralization of certain branch claims operations and an emphasis on the training of claims adjusters and supervisors by senior claims staff. This claims policy is designed to support the Company's marketing policy and provide agents and policyholders with prompt service and support.

      Claims settlement authority levels are established for each adjuster, supervisor and manager based on their expertise and experience. When the Company receives notice of a claim, it is assigned to an adjuster based upon its type, severity and line of business. The claims staff then reviews the claim, obtains appropriate information and establishes a loss reserve. Claims that exceed certain dollar amounts or that cannot be readily settled are assigned to more senior claims staff.

Loss and LAE Reserves
---------------------

      The Company, like other insurance companies, establishes reserves for losses and LAE. These reserves are estimates intended to cover the probable ultimate cost of settling all losses incurred and unpaid, including those losses not yet reported to the Company. An insurer's ultimate liability is likely to differ from their estimates because during the life of a claim, which may be many years, additional facts affecting an insurer's liability may become known. The reserves of an insurer are frequently adjusted based on monitoring by the insurer and periodic review by state insurance departments. The Company retains an independent actuarial firm to satisfy state insurance departments' requirements with respect to the certification of reserves for losses and LAE.

      Loss reserves are established for known claims based on the type and circumstance of the loss and the results of similar losses. For claims not yet reported to the Company, loss reserves are based on statistical information from previous experience periods adjusted for inflation, trends in court decisions and economic conditions. LAE reserves are intended to cover the ultimate cost of investigating all losses that have occurred and defending lawsuits, if any, arising from these losses. LAE reserves are evaluated periodically using statistical techniques which compare current costs with historical data. Inflation is implicitly reflected in the reserving process through analysis of cost trends, and review of historical reserve results. With the exception of an amount relating to workers' compensation claims, loss reserves are not discounted for financial statement purposes.

      The Company's reserving process is based on the assumption that past experiences, adjusted for the effect of current developments and trends, are relevant in predicting future events. In the absence of specific developments, the process also assumes that the legal climate regarding the claims process and underlying liabilities remains constant. Other assumptions employed by the Company or its actuarial firm change from time to time as circumstances change. In estimating loss and LAE reserves, the Company employs a number of actuarial methods, depending on their applicability to each line of business, in order to balance the advantages and disadvantages of each method. No single method is used to estimate loss and LAE reserves. Although different actuarial methods may give rise to different reserve estimates, which may be higher or lower than the reserves actually established by the Company, the Company believes that those differences are not material.

      The Company has recorded increases in reserves for prior accident year losses in several years. These increases were necessary because of several factors, including inaccurate estimation of the extent of liability associated with a number of claims involving serious injuries and claims handling practices that did not produce accurate and timely reserve levels for a broad range of claims. In 1996 and 1997, the Company increased its reserves for prior years by $6,832,000 and $4,508,000, respectively. These increases were primarily attributable to higher than anticipated severity of claims on workers' compensation policies. In 1998, the Company decreased its reserves for prior years by $2,145,000, primarily due to favorable loss experience related to automobile liability policies.

       The following table sets forth the changes in the reserve for losses and LAE for 1996, 1997 and 1998.

                                                                 Year Ended December 31,
                                                                 -----------------------

                                                            1996           1997          1998
                                                            ----           ----          ----
                                                                     (in thousands)

Reserve for losses and LAE at beginning of year            $119,722      $133,479      $141,205
      Less reinsurance recoverables                           6,004         7,219        10,372
                                                           --------      --------      --------
      Net balance at beginning of year                      113,718       126,260       130,833
                                                           --------      --------      --------

Provision for losses and LAE for claims occurring in:
      Current year                                           72,771        67,119        67,379
      Prior years                                             6,832         4,508        (2,145)
                                                           --------      --------      --------
                                                             79,603        71,627        65,234
                                                           --------      --------      --------

Losses and LAE payments for claims occurring in:
      Current year                                           28,512        26,100        26,765
      Prior years                                            38,549        40,954        42,433
                                                           --------      --------      --------
                                                             67,061        67,054        69,198
                                                           --------      --------      --------

Reserve for losses and LAE at end of year, net              126,260       130,833       126,869
      Plus reinsurance recoverables                           7,219        10,372         9,816
                                                           --------      --------      --------
      Balance at end of year                               $133,479      $141,205      $136,685
                                                           ========      ========      ========



      The first line of the following table presents, as of the end of the year at the top of each column, the estimated amount of unpaid losses and LAE for claims arising in that year and in all prior years, including claims that had occurred but were not yet reported to the Company. For each column, the rows of the table present, for the same group of claims, the amount of unpaid losses and LAE as re-estimated as of the end of each succeeding year. The estimate is modified as more information becomes known about the number and severity of claims for each year. The "cumulative redundancy (deficiency)" represents the change in the estimated amount of unpaid losses and LAE from the end of the year at the top of each column through the end of 1998.

      For each column in the table, the change from the liability for losses and LAE shown on the first line to the liability as re-estimated as of the end of the following year was included in operating results for the following year. That change includes the change in the previous year's column from the liability as re-estimated one year later to the liability as re-estimated two years later which, in turn, includes the change in the second preceding column from the liability as re-estimated two years later to the liability as re-estimated three years later, and so forth.

      The rows of the lower portion of the table present, as of the end of each succeeding year, the amount of paid losses and LAE for claims unpaid at the end of the year at the top of each column.

                                                                     Year Ended December 31,
                                                                     -----------------------
                                    1988      1989     1990     1991     1992     1993      1994      1995      1996     1997
                                    ----      ----     ----     ----     ----     ----      ----      ----      ----     ----
                                                                        (in thousands)
Liability for losses and LAE:

                                   $55,412  $66,892  $71,222  $77,274 $ 86,159  $ 89,939  $ 97,614  $113,718  $126,260  $130,781

Liability re-estimated as of:
One year later                      57,238   75,614   77,548   80,841   88,284    94,921   108,659   120,550   130,768   128,636
Two years later                     61,534   76,310   75,987   81,743   91,224   100,607   113,091   128,192   133,029
Three years later                   61,928   73,578   78,106   83,693   95,396   106,382   121,051   129,724
Four years later                    61,014   75,672   79,563   87,105   99,779   112,983   121,791
Five years later                    61,787   76,746   81,308   90,428  104,699   112,963
Six years later                     62,201   77,026   84,530   92,370  104,808
Seven years later                   62,332   79,690   85,219   93,046
Eight years later                   64,388   79,890   84,765
Nine years later                    64,194   79,415
Ten years later                     64,014

Cumulative Redundancy (Deficiency):
                                  $ (8,602) (12,523) (13,543) (15,772) (18,649)  (23,024)  (24,177)  (16,006)   (6,769)    2,145
                                  %  (15.5)   (18.7)   (19.0)   (20.4)   (21.6)    (25.6)    (24.8)    (14.1)     (5.4)      1.6

Paid (Cumulative) as of:
One year later                      21,393   32,538   32,666   30,082   35,724    34,551    36,916    38,549    40,954    42,433
Two years later                     37,459   47,816   47,339   50,490   56,003    56,965    60,074    64,323    69,035
Three years later                   47,816   58,489   61,585   63,925   69,863    72,963    77,982    84,638
Four years later                    52,758   66,466   70,219   72,917   80,156    83,998    91,948
Five years later                    56,732   71,322   75,018   79,374   86,808    93,295
Six years later                     59,162   73,558   78,398   82,602   91,919
Seven years later                   59,994   75,822   79,884   84,707
Eight years later                   61,546   76,683   80,706
Nine years later                    62,183   76,996
Ten years later                     62,357

      The loss and LAE reserves reported in the Company's consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP") differ from those reported in the statements filed by MNH with the New Hampshire Insurance Department in accordance with statutory accounting principles ("STAT") as follows:

                                                                     As of December 31,
                                                                     ------------------
                                                                 1996        1997       1998
                                                                 ----        ----       ----
                                                                       (in thousands)

Loss and LAE reserves on a STAT basis                          $125,821    $130,781   $126,820
Adjustments:
      Loss reserves ceded under a quota share
          agreement with an unrelated party                         379          --         --
      Ceded reinsurance balances recoverable                      7,219      10,372      9,816
      Write-down of reinsurance recoverable                          60          52         49
                                                               --------    --------   --------
Loss and LAE reserves on a GAAP basis                          $133,479    $141,205   $136,685
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

      Effective January 1, 1998, the new property and casualty excess of loss reinsurance agreements provide for recovery of casualty losses over $500,000 up to $10,000,000 per occurrence and property losses over $500,000 up to $10,000,000 per occurrence. This coverage is supplemented by a contingent casualty layer of reinsurance for workers' compensation claims of $5,000,000 in excess of the first $10,000,000 subject to a calendar year limit of $20,000,000. Property catastrophe coverage provides for recovery of 95% of $50,000,000, subject to aggregate retained losses of $5,000,000 per occurrence. The property catastrophe reinsurance coverage is shared by the Company and Mutual on a pro rata basis based upon the gross reported losses of the Company and Mutual for a covered event.

      In 1987, the Company and its primary reinsurer agreed to limit the losses which could be recovered by the Company under its excess of loss treaties for the 1980 through 1986 accident years in exchange for a cap on retrospective premiums due to the reinsurer. At December 31, 1998, recoverable losses exceeded the cap and the excess losses have been retained by the Company.

      Effective January 1, 1993, Mutual and MNH entered into a quota share reinsurance agreement under which MNH may assume up to 10% of Mutual's direct voluntary written premiums and related losses and allocated LAE in exchange for a reinsurance commission of 35%. The agreement also provides for MNH to pay a contingent commission to Mutual equal to any underwriting profit on the premiums assumed. Mutual pays the ceded premiums, net of commissions and paid losses, to MNH on a monthly basis and MNH invests these funds and earns investment income. To the extent commissions and paid losses exceed premiums, MNH is required to pay the net monthly balance to Mutual. The agreement may be terminated by either party effective as of any January 1 with the prior approval of the New York Superintendent of Insurance and upon six months' notice to the other party. In addition, the agreement may be terminated by MNH at any time if any amount payable to MNH by Mutual becomes more than 90 days overdue or if there is a change in control of Mutual approved by the New York Superintendent of Insurance. Further, the agreement allows Mutual to reduce its cessions to MNH from a maximum of 10% to a minimum of 0% of Mutual's direct voluntary premiums written for any calendar year prior to the beginning of that calendar year. Mutual has not ceded any portion of its direct voluntary written premiums to MNH since 1995 and has informed the Company that it will not cede any voluntary direct written premiums to MNH in 1999.

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

      The Company had $27,066,000 of tax-exempt bonds in its investment portfolio at December 31, 1998. The Company believes these tax-exempt bonds are of high quality (rated A or better) and offer an after-tax total return greater than comparable taxable securities.

      At December 31, 1998, the Company had $6,280,000 of short-term investments with maturities less than 30 days, and $6,706,000 of non-investment grade securities. These non-investment grade securities represented 3% of its investment portfolio.

      The table below gives information regarding the Company's investments as of the dates indicated.

                                                           As of December 31,
                                       ---------------------------------------------------------
                                              1996                1997                1998
                                       ---------------------------------------------------------
                                         Amount      %      Amount       %      Amount       %
                                         ------    ----     ------     ----     ------     ----
                                                        (dollars in thousands)

Fixed Maturities (1):
      U.S. Government and Agencies     $ 49,990    24.8%   $ 48,734    23.2%   $ 30,392    14.1%
      Corporate Bonds                    86,308    42.8     117,060    55.7     140,326    65.2
      Tax-Exempt Bonds                   46,818    23.2      28,764    13.7      27,066    12.6
                                       --------   -----    --------   -----    --------   -----
          Total Bonds                   183,116    90.8     194,558    92.6     197,784    91.9
Preferred stocks (2)                      7,928     3.9      10,582     5.0      10,373     4.9
Short-Term Investments (3)                8,248     4.1       4,470     2.1       6,280     2.9
Other (4)                                 2,305     1.2         634      .3         735      .3
                                       --------   -----    --------   -----    --------   -----

Total Invested Assets                  $201,597   100.0%   $210,244   100.0%   $215,172   100.0%
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

      The table below sets forth the Company's net investment income and net realized gains and losses, excluding the effect of income taxes, for the periods shown:

                                                      Year Ended December 31,
                                                      -----------------------
                                                   1996          1997            1998
                                                   ----          ----            ----
                                                       (dollars in thousands)

Average investments (1)                          $194,677       $202,041       $211,272
Net investment income                              11,724         12,770         13,277
Net investment income as a percentage
    of average investments (2)                        6.0%           6.3%           6.3%

Net realized gains (losses) on investments       $    996       $    112       $     (2)

(1)   At amortized cost.

(2) The taxable equivalent yield for the years ended December 31, 1996, 1997 and 1998 was 6.6%, 6.9%, and 6.8%, respectively, assuming an effective tax rate of 34%.

      The table below sets forth the carrying value of bonds and percentage distribution of various maturities at the dates indicated. Fixed Maturities are shown at their carrying amounts in the respective balance sheet. Held to Maturity fixed maturities are included at amortized cost. Available for Sale fixed maturities are included at fair value. The estimated repayment date is used instead of the ultimate repayment date for mortgage backed and other asset backed securities.

                                                    As of December 31,
                             ------------------------------------------------------------
                                       1996                1997                 1998
                             ------------------------------------------------------------
                              Amount      %         Amount      %        Amount      %
                             --------   -----      --------   -----      --------  -----
                                                  (dollars in thousands)

1 year or less               $ 15,518     8.5%     $ 47,499    24.4%     $ 51,892   26.2%
1 year through 5 years        123,856    67.6       116,508    59.9       126,631   64.0
5 years through 10 years       32,452    17.7        27,877    14.3        17,721    9.0
More than 10 years             11,290     6.2         2,674     1.4         1,540     .8
                             --------   -----      --------   -----      --------  -----
      Total                  $183,116   100.0%     $194,558   100.0%     $197,784  100.0%
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

      Historically, the property and casualty industry has tended to be cyclical in nature. During the "up" cycle, or "hard market," the industry is characterized by price increases, strengthening of loss and LAE reserves, surplus growth and improved underwriting results. Near the end of the "up" cycle, an increase in capacity causes insurance companies to begin to compete for market share on the basis of price. This price competition causes the emergence of the "down" cycle, or "soft market," characterized by a reduction in the premium growth rate and a general decline in profitability. Generally, the down cycle is eventually accompanied by a decline in the adequacy of loss and LAE reserves and a decrease in premium writing capacity. The property and casualty insurance industry has experienced a cyclical downturn for the past several years due primarily to intense premium rate competition and an excess capacity to write premiums. Many of the circumstances which led to the current cyclical downturn in the property and casualty insurance industry continue to exist, and the Company cannot predict when or if market conditions for the industry will improve.

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

      The Company depends on cash dividends from MNH to pay cash dividends to its stockholders and to meet its expenses. MNH is subject to New Hampshire state insurance laws which restrict its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's policyholders' surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve month period ending in 1999 without the prior approval of the New Hampshire Insurance Commissioner is $5,058,000.

      In certain states in which it operates, MNH is required to maintain deposits with the appropriate regulatory authority to secure its obligations under certain insurance policies written in the jurisdiction. At December 31, 1998, investments of MNH having a par value of $1,800,000 were on deposit with regulatory authorities.

      MNH and Mutual are required to file detailed annual reports with the appropriate regulatory agency in each of the states in which they do business. Their business and accounts are subject to examination by such agencies at any time, and the laws of many states require periodic examination.

      In 1993 the National Association of Insurance Commissioners ("NAIC") adopted a risk-based capital measurement formula to be applied to all property and casualty insurance companies. The formula calculates a minimum required statutory net worth, based on the underwriting, investment, credit, loss reserve and other business risks inherent in an individual company's operations. Any insurance company that does not meet threshold risk-based capital measurement standards could be forced to reduce the scope of its operations and ultimately could become subject to statutory receivership proceedings. MNH's capital substantially exceeds the statutory minimum as determined by the risk-based capital measurement formula as of December 31, 1998.

      The NAIC has established eleven financial ratios (the Insurance Regulatory Information System, or "IRIS") to assist state insurance departments in their oversight of the financial condition of insurance companies operating in their respective states. The NAIC calculates these ratios based on information submitted by insurers on an annual basis and shares the information with the applicable state insurance departments. The ratios relate to leverage, profitability, liquidity and loss reserve development. One of the Company's ratios as of December 31, 1998 relating to loss reserve development fell outside of the acceptable range of ratios. The ratio was outside of the acceptable range due to the $4,508,000 increase in the provision for losses and LAE recorded in 1997 for claims occurring in prior years, as discussed in this Item under the heading "Loss and LAE Reserves". The Company's inability to operate within an acceptable range of the aforementioned IRIS ratio is not expected to have a material effect on the Company's business or its operations.

Rates
-----

      Premium rate regulations vary greatly among states and lines of insurance, and frequently require approval of the regulatory authority or limited review by the authority prior to changes in rates. However, in New York and certain other states, insurers writing private passenger automobile policies and in designated commercial risk, professional liability and public entity insurance markets may periodically revise rates within the limits of applicable flexibility bands ("flex-bands") on a file and use basis, but must obtain the Department's prior approval in order to implement rate increases or decreases beyond these flex-bands.

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

Involuntary Insurance
---------------------

      As a condition to writing voluntary insurance in most of the states in which it operates, the Company must participate in programs that provide insurance for persons or businesses unable to obtain insurance voluntarily. Uncertainties as to the size of the involuntary market population make it difficult to predict the amount of involuntary business in a given year.

Employees
---------

      The Company has no employees. At December 31, 1998, Mutual had 350 full-time equivalent employees. The Company believes that Mutual's relationship with its employees is satisfactory.

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

1998:                  High       Low
-----                  ----       ---

Fourth Quarter        $21.75     $18.50
Third Quarter          24.38      19.25
Second Quarter         26.25      23.63
First Quarter          22.75      19.75

1997:                  High       Low
-----                  ----       ---

Fourth Quarter        $21.25     $18.63
Third Quarter          20.38      17.38
Second Quarter         20.50      18.75
First Quarter          19.13      17.50

       The number of stockholders of record of the Company's Common Stock as of February 26, 1999 was 122. Securities held by nominees are counted as one stockholder of record.

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

       As a holding company, the Company depends on dividends from its subsidiary, MNH, to pay cash dividends to its stockholders. MNH is subject to New Hampshire state insurance laws which restrict its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's policyholders' surplus as of the preceding December 31. The maximum amount of dividends that MNH could pay during any twelve month period ending in 1999 without prior approval of the New Hampshire Insurance Commissioner is $5,058,000.

Item 6. SELECTED FINANCIAL DATA.

       The selected financial data set forth in the following table for each of the five years in the period ended December 31, 1998 have been derived from the audited consolidated financial statements of the Company.

                                                                           Year Ended December 31,
                                                      ---------------------------------------------------------------------
                                                        1994           1995           1996           1997           1998
                                                        ----           ----           ----           ----           ----
                                                                          (in thousands, except per share amounts)

Net premiums written                                   $ 90,187       $ 97,577       $ 96,622       $ 96,811      $ 92,758
                                                       ========       ========       ========       ========      ========

Net premiums earned                                    $ 90,845       $ 94,749       $ 95,752       $ 96,054      $ 93,540
Net investment income                                     9,849         10,368         11,724         12,770        13,277
Net realized investment gains (losses)                       20           (832)           996            112            (2)
Other revenues                                              638            259            172            214           153
                                                       --------       --------       --------       --------      --------
     Total revenues                                     101,352        104,544        108,644        109,150       106,968
                                                       --------       --------       --------       --------      --------
Net losses and loss adjustment expenses                  70,800         78,195         79,603         71,627        65,234
Amortization of deferred policy acquisition costs        24,424         25,458         25,374         25,454        24,788
Other underwriting expenses                               5,892          7,709          6,700          6,647         8,689
                                                       --------       --------       --------       --------      --------
Total expenses                                          101,116        111,362        111,677        103,728        98,711
                                                       --------       --------       --------       --------      --------
Income (loss) before income taxes                           236         (6,818)        (3,033)         5,422         8,257
Provision (benefit) for income taxes                       (895)        (2,999)        (1,885)         1,224         2,334
                                                       --------       --------       --------       --------      --------
Net income (loss)                                      $  1,131       $ (3,819)      $ (1,148)      $  4,198      $  5,923
                                                       ========       ========       ========       ========      ========
Earnings (loss) per share:
Basic                                                  $    .36       $  (1.19)      $   (.36)      $   1.41      $   2.05
                                                       ========       ========       ========       ========      ========
Diluted                                                $    .36       $  (1.19)      $   (.36)      $   1.41      $   2.04
                                                       ========       ========       ========       ========      ========
Weighted average number of shares
     outstanding:
Basic                                                     3,158          3,214          3,174          2,973         2,895
Diluted                                                   3,177          3,219          3,182          2,980         2,904

Balance Sheet Data: (at year end)
---------------------------------
Total investments                                      $170,747       $192,218       $201,597       $210,244      $215,172
Total assets                                            227,750        252,808        262,123        273,974       274,523
Reserve for losses and loss
       adjustment expenses                              104,015        119,722        133,479        141,205       136,685
Unearned premiums                                        45,449         48,773         49,710         50,406        49,382
Stockholders' equity                                     67,279         69,970         65,029         67,462        71,783

Dividend Data:
--------------
Cash dividend per common share                         $    .20       $    .20       $    .20       $    .20      $    .20

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1998 Compared to 1997.
----------------------

       Total revenues for 1998 were $106,968,000, a decrease of $2,182,000, or 2%, from $109,150,000 in 1997.

       Direct premiums written for 1998 were $98,956,000, a decrease of $2,108,000, or 2%, from $101,064,000 in 1997. Net written premiums for 1998 were
$92,758,000, a decrease of $4,053,000, or 4%, from $96,811,000 in 1997.

       Voluntary personal lines direct premiums written for 1998 were $39,518,000, substantially unchanged from $39,415,000 in 1997. Private passenger automobile direct premiums written, which comprised 78% and 79% of total voluntary personal lines direct premiums written in 1998 and 1997, respectively, decreased 1% in 1998 compared to 1997 primarily due to intensified price-based market competition. Homeowners direct premiums written increased 5% in 1998 compared to 1997 due to a 5% increase in average premium per policy.

       Voluntary commercial lines direct premiums written for 1998 were $54,246,000, an increase of 5% from $51,572,000 in 1997. This increase resulted primarily from a $1,260,000, or 9%, increase in commercial auto direct premiums written, a $1,014,000, or 17%, increase in workers' compensation direct premiums written and a $530,000, or 6%, increase in commercial package policies direct premiums written.

       The increase in commercial auto direct premiums written was primarily due to an 8% increase in average premium per policy at December 31, 1998 compared to December 31, 1997. The increase in workers' compensation direct premiums written was due to a 36% increase in new business units (policies written by the Company for the first time) in 1998 as compared to 1997. The increase in commercial package policy direct premiums written was due to an 11% increase in policies in force at December 31, 1998 compared to 1997, partially offset by a 3% decrease in average premium size.

       Involuntary direct premiums written, primarily involuntary private passenger automobile insurance, which comprised 5% and 10% of total direct premiums written during 1998 and 1997, respectively, were $5,192,000 for 1998 compared to $10,077,000 in 1997. This 48% decrease resulted primarily from decreased mandatory assignments from the New York Automobile Insurance Plan ("NYAIP"), which provides coverage for individuals who are unable to obtain auto insurance in the voluntary market. During 1998 the Plan adjusted its assignments as a result of having over assigned policies to the Company in 1997 and an overall decrease in the NYAIP's pool of business. Assignments from the NYAIP vary depending upon a company's private passenger automobile market share and the size of the NYAIP.

       Net premiums earned for 1998 were $93,540,000, a decrease of $2,514,000, or 3%, from $96,054,000 in 1997. Net premiums earned decreased primarily due to a $2,503,000 (22%) decrease in involuntary earned premiums.

       Net investment income was $13,277,000 in 1998, an increase of 4% from $12,770,000 in 1997, due to a 5% increase in average invested assets. Realized investment losses were $2,000 in 1998 compared to $112,000 of realized gains in 1997.

       Net losses and LAE were $65,234,000 for 1998, a decrease of 9% from $71,627,000 in 1997. The loss and LAE ratio decreased to 69.7% in 1998 from 74.6% in 1997. The decrease in net losses and LAE resulted from the fact that there was a net decrease of $2,145,000 recorded during 1998 for losses occurring in prior accident years. The Company recorded an increase to its reserves for losses related to prior accident years of $4,508,000 in 1997.

       Involuntary automobile insurance business increased the Company's calendar year loss and LAE ratio by approximately 3.5 and 3.4 percentage points for the years ended December 31, 1998 and 1997, respectively. The combined ratio on involuntary automobile business was greater than the combined ratio on voluntary automobile business.

       The ratio of policy acquisition costs and other underwriting expenses to net premiums earned increased to 35.8% in 1998 from 33.4% in 1997 primarily due to increased agency incentive commissions related to the Company's improved underwriting results.

       Commissions, premium taxes and other state assessments that vary directly with the Company's premium volume represented 21.7% and 20.8% of net premiums earned in 1998 and 1997, respectively. The increase was due primarily to the increase in agency incentive commissions. Certain other underwriting expenses, such as salaries, employee benefits, and other operating expenses vary indirectly with volume and comprise the remainder of the Company's underwriting expenses.

       The amounts recorded by the Company for income taxes in 1998 and 1997 differed from those calculated using the statutory federal income tax rate primarily due to tax exempt bond income.

1997 Compared to 1996.
----------------------

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

       Voluntary commercial lines direct premiums written for 1997 were $51,572,000, a decrease of 7% from $55,467,000 in 1996. This decrease resulted primarily from a $2,416,000, or 28%, decrease in workers' compensation direct premiums written and an $804,000, or 5%, decrease in commercial auto direct premiums written. The decrease in workers' compensation direct premiums written resulted from the Company's decision in late 1996 to exit certain unprofitable classes of that business starting in late 1996 and continuing throughout 1997. The decrease in commercial auto direct premiums written was due to a 4% decrease in policies in force at December 31, 1997 compared to December 31, 1996, which resulted in part from the Company's decision not to write certain related workers' compensation policies.

       Involuntary direct premiums written, primarily involuntary private passenger automobile insurance, which comprised 10% and 8% of total direct premiums written during 1997 and 1996, respectively, were $10,077,000 for 1997 compared to $7,923,000 in 1996. This 27% increase resulted from increased assignments from the NYAIP.

       Net investment income was $12,770,000 in 1997, an increase of 9% from $11,724,000 in 1996, primarily due to a 4% increase in average invested assets and a 5% increase in the investment portfolio yield. Realized investment gains were $112,000 in 1997 compared to $996,000 in 1996.

       Losses and LAE were $71,627,000 for 1997, a decrease of 10% from $79,603,000 in 1996. The loss and LAE ratio decreased to 74.6% in 1997 from 83.1% in 1996. In 1997, the Company recorded increases to its reserve for losses that occurred prior to 1997, primarily for its workers' compensation line of business. The net increase in the reserve for prior year losses and LAE was $4,508,000 and added 4.7 percentage points to the loss and LAE ratio in 1997. Losses and LAE in 1996 included a $6,896,000 increase in reserves for accidents that occurred prior to 1996, which added 7.2 percentage points to the loss and LAE ratio in 1996.

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

       Net cash provided by operations decreased by $5,234,000, or 55%, from $9,533,000 in 1997 to $4,299,000 in 1998 primarily due to a $1,981,000 decrease in the collection of premiums, a $2,144,000 increase in the payment of losses and LAE and a $1,337,000 increase in income taxes paid.

       Net cash used in investing activities decreased $1,478,000, or 25%, from $5,905,000 in 1997 to $4,427,000 in 1998. This decrease resulted primarily from a $6,625,000 net decrease in cash used to purchase fixed maturities, and a $2,067,000 decrease in cash used to acquire preferred stock, partly offset by a net increase in cash used to purchase short-term investments ($5,588,000).

       Net cash provided by financing activities increased $3,763,000 from a $3,629,000 use of cash in 1997 to a $134,000 source of cash in 1998, primarily due to a $2,048,000 increase in receipts from the Company's affiliate to settle monthly transactions under the Management Agreement.

       The Company's objectives with respect to its investment portfolio include maximizing total return while protecting policyholders' surplus, maintaining flexibility and liquidity, and maintaining a reasonable duration match between assets and liabilities. Like other property and casualty insurers, the Company relies on premiums as a major source of cash, and therefore liquidity. Cash flows from the Company's investment portfolio, either in the form of interest or principal payments, are an additional source of liquidity. Because the duration of the Company's investment portfolio relative to the duration of its liabilities is carefully managed, increases or decreases in market interest rates are not expected to have a material effect on the Company's liquidity, or its results of operations.

       The Company generally designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as accumulated other comprehensive income within stockholders' equity. At December 31, 1998, the Company had recorded $1,173,000 of unrealized gains, net of tax, associated with its fixed maturity investments as accumulated other comprehensive income. During 1998 the Company recorded $112,000 of unrealized gains, net of tax, related to its investment portfolio as a component of other comprehensive income.

       At December 31, 1998, the Company's portfolio of fixed maturity investments represented 91.9% of invested assets. Management believes that this level of bond holdings is consistent with the Company's liquidity needs because it anticipates that cash receipts from net premiums written and investment income will enable the Company to satisfy its cash obligations. Furthermore, a portion of the Company's bond portfolio is invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide monthly paydowns of bond principal.

       At December 31, 1998, $126,250,000, or 63.8%, of the Company's fixed maturity portfolio was invested in mortgage-backed and other asset- backed securities. The Company invests in a variety of collateralized mortgage obligation ("CMO") products but has not invested in the derivative type of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company's CMO investments have an active secondary market and their effect on the Company's liquidity does not differ from that of other fixed maturity investments. The Company does not own any other derivative financial instruments.

       At December 31, 1998, $6,706,000, or 3%, of the Company's investment portfolio was invested in non-investment grade securities, compared to $861,000, or .4%, at December 31, 1997.

       During 1998 the Company repurchased 58,800 shares of its common stock at an average price of $20.26 and was holding 378,400 shares in treasury as of December 31, 1998.

       As a holding company, the Company is dependent upon cash dividends from MNH to meet its obligations and to pay any cash dividends. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's policyholders' surplus as of the preceding December 31. The maximum amount of dividends that MNH could pay during any twelve month period ending in 1999 without the prior approval of the New Hampshire Insurance Commissioner is $5,058,000. The Company paid a $.05 per share quarterly cash dividend to its common stockholders totaling $579,000 in 1998.

       Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. The Company has consistently followed a business strategy that would allow MNH to meet this 3 to 1 regulatory guideline. MNH's ratio of net premiums written to statutory surplus for 1998 was 1.8 to 1.

Year 2000
---------

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

The project has three phases: assessment of systems, equipment and business relationships affected by the Year 2000 issue; definition of strategies necessary to address affected systems and relationships; and remediation or replacement and testing of affected systems, equipment and relationships.

Mutual's target for completing all phases of the project is the fourth quarter of 1999. Mutual has completed the assessment and strategy phases for all systems. Mutual began converting to a mid-range computer based policy and claims system known as "MOST" (Merchants Optimum Services & Technology) in 1994. The final phase of the conversion to MOST was completed in October 1998. All new business and policy renewals for all products are now processed on the MOST system. Mutual has advised the Company that it believes the MOST system, its mainframe, mid-range and personal computers, and its local area networks are substantially Year 2000 compliant.

Mutual and the Company depend upon a number of key business partners and suppliers. As part of its Year 2000 project, Mutual has identified key business partners, vendors, suppliers, and service providers with whom it and the Company conduct business, and has made substantial progress in contacting these organizations to determine their Year 2000 readiness. Based upon the responses to Mutual's inquiries to these organizations, Mutual has taken and will continue to take appropriate actions. In certain instances where it may not be possible to verify with certainty a supplier's Year 2000 compliance (for example, it may not be possible for Mutual to test the operational ability of its telecommunications, electricity or gas service suppliers in a Year 2000 environment) and where alternate sources of supply are not feasible, Mutual and the Company may have to rely on the assurances of the supplier.

The Company estimates that its share of the total expenses associated with becoming Year 2000 compliant will total approximately $290,000. Approximately $150,000 of the expenses have been for external costs, which include approximately $112,000 in outside consultant expenses and $38,000 for specific upgrades of software to address Year 2000 compliance, and $140,000 of the expenses have been for internal resources dedicated to achieving Year 2000 compliance. It is estimated that any remaining external or internal costs will not be material. The Company estimates its share of costs incurred in 1998 to be $210,000, which has been expensed. There has not been a material impact on the Company's results of operations or financial condition as a result of information technology projects being deferred due to resource constraints caused by the Year 2000 project.

Although based on the successful implementation of the MOST system Mutual has notified the Company that it believes that critical systems are substantially Year 2000 compliant and that to the best of Mutual's knowledge, the likelihood that critical systems will have a failure that materially affects operating results is remote. Mutual also informed the Company that testing will continue as needed to assure that systems are Year 2000 compliant and that any situation that develops which needs to be addressed will be corrected by January 1, 2000. Mutual is continuing to work with third party vendors to assess their ability to operate in the Year 2000, to assess third-party remediation plans, and to take steps to identify and transfer support to third party vendors who are Year 2000 compliant. The Company will continue to monitor and assess the reasonably likely worst case Year 2000 scenario and plans to have contingency plans, as required, in place by mid-1999. If the Company does not complete its Year 2000 program prior to the commencement of the Year 2000, if it fails to identify and remediate all critical Year 2000 problems, or if major suppliers or customers experience material Year 2000 problems, the Company's results of operations or financial condition could be materially affected.

MNH continues to evaluate the complex issues related to insurance coverage for losses arising from the various possible situations involving Year 2000 problems and its potential liability to its insureds. The Company believes that the coverages MNH provides do not extend to the types of losses which are most likely to occur as a result of Year 2000 problems. MNH plans to use coverage exclusion endorsements based on its evaluation of the potential exposure to Year 2000 problems for certain classes of commercial risks, and has adopted endorsements to its policies based on forms provided and filed for approval with various regulatory authorities by the Insurance Services Office, Inc. Use of these special endorsements is governed by the law and regulatory policies of states in which MNH is authorized to do business.

It is possible, however, that future court interpretations of policy language based on specific facts, or legislation mandating coverage, could result in coverage for losses attributable to Year 2000 problems. Such decisions or legislation could have a material adverse impact MNH's results of operations and financial condition. It is also possible that MNH may incur expenses defending claims for which it is ultimately determined there is no insurance coverage. MNH has made no provision for reserves for losses or LAE on claims based on potential Year 2000 problems.

Environmental Claims
--------------------

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

Relationship with Mutual
------------------------

       The Company's and MNH's business and day-to-day operations are closely aligned with those of Mutual. This is the result of a combination of factors. Mutual has had a historical ownership interest in the Company and MNH. Prior to November 1986 MNH was a wholly-owned subsidiary of Mutual. Following the Company's initial public offering in November 1986 and until a secondary stock offering in July 1993 the Company was a majority-owned subsidiary of Mutual. Mutual currently owns 9.0% of the Company's common stock. Under the Management Agreement, Mutual provides the Company and MNH with all facilities and personnel to operate their business. The only officers of the Company or MNH who are paid full time employees are employees of Mutual whose services are purchased under the Management Agreement. Also, the operation of the Company's insurance business, which offers substantially the same lines of insurance as Mutual through the same independent insurance agents, creates a very close relationship among the companies.

       During 1998, Mutual initiated discussions with the Company concerning proposals for the acquisition of the Company by Mutual. The Company's Directors who are not affiliated with Mutual

(the "Independent Directors") determined that the terms proposed by Mutual were inadequate. The Independent Directors also determined that the Management Agreement prevents the Company's shareholders from realizing the Company's fair value in a sale or merger, and on July 23, 1998 the Company gave notice to Mutual of its intention to terminate the Management Agreement.

       The provisions of the Management Agreement require five year's prior written notice for its termination. The Company does not expect the notice of termination to have any material, short-term effect on the Company's operations. However, the Independent Directors believe that the Management Agreement, as currently written, creates conflicts of interest between the Company and Mutual in their joint operations and prevents the Company's shareholders from realizing the fair value of their shares.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk
-----------

Market risk represents the potential for loss due to changes in the fair value of financial instruments. The market risk related to the Company's financial instruments primarily relates to its investment portfolio. The value of the Company's investment portfolio of $215,172,000 at December 31, 1998 is subject to changes in interest rates and to a lesser extent on credit quality. Further, certain mortgage-backed and asset-backed securities are exposed to accelerated prepayment risk generally caused by interest rate movements. If interest rates were to decline, mortgage holders would be more likely to refinance existing mortgages at lower rates. Acceleration of future repayments could adversely affect future investment income, if reinvestment of the accelerated receipts was made in lower yielding securities.

The table below provides information related to the Company's fixed maturity investments at December 31, 1998. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based upon the maturity date or, in the case of mortgage-backed and asset-backed securities, expected payment patterns. Actual cash flows could differ from those shown in the table.

Fixed Maturities
----------------

Expected Cash Flows of Principal Amounts ($ in 000's):

                                                                                                                           TOTAL
                                                                                                                           -----
                                                                                                                           Esti-
                                                                                                               Amor-       mated
                                                                                                 There-        tized       Market
                                     1999       2000         2001        2002         2003        after        Cost        Value
                                     ----       ----         ----        ----         ----        -----        ----        -----
Held to Maturity
----------------
U.S. Treasury securities and
       obligations of U.S.
       Government corporations
       and agencies                $     0    $ 1,647     $     0    $     0      $     0      $     0      $  1,647     $  1,635
    Average interest rate              0.0%       5.4%        0.0%       0.0%         0.0%         0.0%           --           --

Mortgage & asset backed
       securities                    4,799      2,514       2,972      1,071        1,933        2,064        15,353       16,121
    Average interest rate              8.0%       7.8%        7.7%       7.7%         7.5%         7.3%           --           --
                                   -------    -------     -------    -------      -------      -------      --------     --------

Total                              $ 4,799    $ 4,161     $ 2,972    $ 1,071      $ 1,933      $ 2,064      $ 17,000     $ 17,756
                                   =======    =======     =======    =======      =======      =======      ========     ========

Available for Sale
------------------

U.S. Treasury securities and
       obligations of U.S.
       Government corporations
       and agencies                $ 5,005    $ 7,400     $     0    $   350      $     0      $     0      $ 12,755     $ 12,776
    Average interest rate              4.7%       5.3%        0.0%       6.3%         0.0%         0.0%           --           --

Obligations of states and
       political subdivisions          701     11,858      10,812      1,708            0        1,455        26,534       27,066
    Average interest rate              4.9%       4.8%        4.9%       5.6%         0.0%         5.4%           --           --

Corporate securities                 6,711      3,601       1,104     10,233        6,912          825        29,386       30,045
    Average interest rate              6.0%       5.5%        6.9%       7.1%         8.5%         8.6%           --           --

Mortgage & asset
       backed securities            34,375     19,561      21,136     17,338        2,779       14,777       109,966      110,897
    Average interest rate              6.8%       6.9%        6.9%       7.0%         7.1%         7.2%           --           --
                                   -------    -------     -------    -------      -------      -------      --------     --------

Total                              $46,792    $42,420     $33,052    $29,629      $ 9,691      $17,057      $178,641     $180,784
                                   =======    =======     =======    =======      =======      =======      ========     ========

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The consolidated financial statements required in response to this Item are submitted as part of Item 14 (a) of this report, and are incorporated in this item by reference.

       Quarterly data for the two most recent fiscal years is set forth below:


                                                             Three months ended
                                                             ------------------
                                                3/31         6/30          9/30         12/31
                                                ----         ----          ----         -----
                                                  (in thousands, except per share amounts)

1998
----
   Net premiums earned                         $23,740      $23,875       $23,448       $22,477
   Net investment income                         3,290        3,331         3,317         3,339
   Net realized investment gains (losses)           --           --            (2)           --
   Other revenues                                   42           42            51            18
                                               -------      -------       -------       -------
   Total revenues                              $27,072      $27,248       $26,814       $25,834
                                               =======      =======       =======       =======
   Income before income taxes                  $ 1,846      $ 2,098       $ 2,041       $ 2,272
   Net income                                  $ 1,346      $ 1,520       $ 1,483       $ 1,574
   Net income per diluted share                $   .46      $   .52       $   .51       $   .55

1997
----
   Net premiums earned                         $23,000      $24,158       $23,764       $25,132
   Net investment income                         3,029        3,190         3,223         3,328
   Net realized investment gains (losses)          107           (4)            9            --
   Other revenues                                   61           25            77            51
                                               -------      -------       -------       -------
   Total revenues                              $26,197      $27,369       $$7,073       $28,511
                                               =======      =======       =======       =======
   Income before income taxes                  $   617      $ 1,395       $ 1,689       $ 1,721
   Net income                                  $   481      $ 1,059       $ 1,289       $ 1,369
   Net income per diluted share                $   .16      $   .35       $   .43       $   .47


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The information in response to this item is incorporated by reference herein to the information under the caption "Election of Directors" presented in the Company's definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company's 1999 Annual Meeting of Shareholders to be held on or about May 5, 1999.

Item 11. EXECUTIVE COMPENSATION.

       The information in response to this item is incorporated by reference herein to the information under the caption "Executive Compensation" and "Compensation of Directors" presented in the Company's definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company's 1999 Annual Meeting of Shareholders to be held on or about May 5, 1999, provided, however that information appearing under the captions "Compensation Committee Report on Executive Compensation" and "Performance Comparison" is not incorporated herein and should not be deemed to be included in this document for any purpose.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

       The information in response to this item is incorporated by reference herein to the information under the caption "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" presented in the Company's definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company's 1999 Annual Meeting of Stockholders to be held on or about May 5, 1999.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information in response to this item is incorporated herein by reference to the information under the caption "Management Agreement" and "Certain Transactions" presented in the Company's definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company's 1999 Annual Meeting of Shareholders to be held on or about May 5, 1999.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) (1) The following financial statements of Merchants Group, Inc. are included on pages F-1 to F-22:

             Report of Independent Accountants

             Consolidated Balance Sheet - December 31, 1997 and 1998.

             Consolidated Statement of Operations - Years ended December 31, 1996, 1997 and 1998.

             Consolidated Statement of Changes in Stockholders' Equity - Years ended December 31, 1996, 1997 and 1998.

             Consolidated Statement of Cash Flows - Years ended December 31, 1996, 1997 and 1998.

             Notes to Consolidated Financial Statements.

       (2) The following financial statement schedules of Merchants Group, Inc. are filed herewith pursuant to Item 8:

              Schedule I -
                  Summary of Investments - Other Than Investments in Related Parties.

              Schedule II -
                  Amounts Receivable From/Payable to Related Parties, and Underwriters, Promoters and Employees Other Than Related Parties.

              Schedule III -
                  Condensed Financial Information of Registrant.

              Schedule V -
                  Supplemental Insurance Information (see Schedule X).

              Schedule VI - Reinsurance

              Schedule X  -
                  Supplemental Insurance Information Concerning Property - Casualty Subsidiaries

    (b)      Reports on Form 8-K.
             There were no reports on Form 8-K filed for the quarter ended December 31, 1998.

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

                   (g) Property and Casualty Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and American Reinsurance Company, including endorsement, (filed herewith).

                   (h) Property Catastrophe Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and the Subscribing Reinsurers Executing the Interest and Liabilities Contracts attached to this agreement, effective January 1, 1998 (filed herewith).

               *   (i)  Merchants Mutual Capital Accumulation Plan (incorporated by reference to Exhibit No. 10G to the Company's Registration Statement (No. 33-9188) on Form S-1 filed on September 30, 1986).

               * (j) Merchants Mutual Capital Accumulation Plan, fourth amendment, effective January 1, 1996 (incorporated by referenced to Exhibit 10(h) to the Company's 1996 Annual Report on Form 10-K (File No. 1-9640) filed on March 28,
                        1997).

               * (k) Merchants Mutual Capital Accumulation Plan Trust Agreement (restated as of January 1, 1996 (incorporated by reference to Exhibit 10(i) to the Company's 1996 Annual Report on Form 10-K (File No. 1-9640) filed on March 28, 1997).

               * (l) Merchants Mutual Supplemental Executive Retirement Plan dated as of December 29, 1989 and Agreement of Trust dated as of December 29, 1989 (incorporated by reference to Exhibit No. 10K to the Company's 1989 Annual Report on Form 10-K (File No. 1-9640) filed on March 21, 1990).

               * (m) Amendment dated June 10, 1992 to Agreement of Trust under Merchants Mutual Supplemental Executive Retirement Plan dated as of December 29, 1989 (incorporated by reference to Exhibit No. 10R to the Company's 1992 Annual Report on Form 10-K (File No. 1-9640) filed on March 31, 1993).

               * (n) Merchants Group, Inc. 1986 Stock Option Plan As Amended Through February 16, 1993 (incorporated by reference to Exhibit No. 10E to the Company's 1992 Annual Report on Form 10-K (File No. 1-9640) filed on March 31, 1993).

               * (o) Form of Amended Indemnification Agreement entered into by Registrant with each director and executive office of Registrant (incorporated by reference to Exhibit No. 10N to Amendment No. 1 to the Company's Registration Statement on (No. 33-9188) Form S-1 filed on November 7,
                        1986).

               * (p) Merchants Mutual Insurance Company Incentive Compensation Plan, as amended January 24, 1996 (incorporated by reference to Exhibit No. 10(n) to the Company's 1996 Annual Report on Form 10-K (File No. 1-9640) filed on March 28, 1997).

               * (q) Employment Agreement between Robert M. Zak and Merchants Mutual Insurance Company dated as of June 1, 1994 (incorporated by reference to Exhibit No. 10O to the Company's 1994 Annual Report on Form 10-K (File No. 1-9640) filed on March 31, 1995).

                 (r) Employee Retention Agreement between Edward M. Murphy and Merchant Mutual Insurance Company dated as of March 1, 1999 (filed herewith).

                 (s) Employee Retention Agreement between Kenneth J. Wilson and Merchants Mutual Insurance Company dated as of March 1, 1999 (filed herewith).


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

                              MERCHANTS GROUP, INC.
                      SCHEDULE I - SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                December 31, 1998
                                 (in thousands)


                                                                         Amount at
                                                                        which shown
                                          Amortized Cost/    Market   in the balance
Type of Investment                             Cost           value        sheet
------------------                             ----           -----        -----

Fixed maturities:

United States Government and
    government agencies and authorities     $ 14,402        $ 14,411     $ 14,423
Corporate bonds                               29,386          30,045       30,045
Mortgage and asset backed securities         125,319         127,018      126,250
Tax exempt bonds                              26,534          27,066       27,066
                                            --------        --------     --------

       Total fixed maturities                195,641         198,540      197,784

Preferred stocks                              10,099          10,373       10,373

Short-term investments                         6,280           6,280        6,280

Other                                            735             735          735
                                            --------        --------     --------
                                            $212,755        $215,928     $215,172
                                            ========        ========     ========

                              MERCHANTS GROUP, INC.
        SCHEDULE II - AMOUNTS RECEIVABLE FROM/PAYABLE TO RELATED PARTIES,
                 AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER
                              THAN RELATED PARTIES
                  Years ended December 31, 1996, 1997 and 1998
                                 (in thousands)


                                                   1996         1997        1998
                                                   ----         ----        ----

Receivable from (payable to) Merchants Mutual
  Insurance Company(1):

Balance at beginning of period                    $ 1,091      $   327     $   527
Increase (decrease)                                  (764)         200      (1,848)
                                                  -------      -------     -------

Balance at end of period                          $   327      $   527     $(1,321)
                                                  =======      =======     =======


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

                              MERCHANTS GROUP, INC.
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                (in thousands except per share and share amounts)


BALANCE SHEET                                                                      December 31,
-------------                                                                      ------------
                                                                                 1997          1998
                                                                                 ----          ----

       Assets
       ------
Investment in subsidiary                                                        $67,116       $70,788
Other assets                                                                        407         1,043
                                                                                -------       -------
       Total Assets                                                             $67,523       $71,831
                                                                                =======       =======

       Liabilities and Stockholders' Equity
       ------------------------------------

Other liabilities                                                               $    61       $    48
                                                                                -------       -------
Total liabilities                                                                    61            48
                                                                                -------       -------

Stockholders' equity:
    Preferred stock, $.01 par value, authorized and
         unissued 3,000,000 shares                                                   --            --
    Preferred stock, no par value, $424.30 stated value,
         no shares issued or outstanding at December 31,
         1997 or 1998                                                                --            --
    Common stock, $.01 par value, authorized 10,000,000 shares;
         issued and outstanding of 2,906,502 shares at December 31,
         1997 and 2,851,452 shares at December 31, 1998                              32            32
    Additional paid in capital                                                   35,455        35,511
    Treasury stock, 319,600 shares at December 31, 1997
         and 378,400 shares at December 31, 1998                                 (5,906)       (7,097)
    Accumulated other comprehensive income                                        1,061         1,173
    Accumulated earnings                                                         36,820        42,164
                                                                                -------       -------


       Total stockholders' equity                                                67,462        71,783
                                                                                -------       -------
       Total liabilities and stockholders' equity                               $67,523       $71,831
                                                                                =======       =======

                              MERCHANTS GROUP, INC.
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                    Continued
                                 (in thousands)



INCOME STATEMENT
----------------

                                                         Year ended December 31,
                                                     --------------------------------

                                                       1996        1997         1998
                                                       ----        ----         ----

Revenues:
       Equity in net income (loss) of subsidiary     $(1,570)     $ 4,485     $ 6,161
       Investment income                                 133           21          61
       Net realized investment gains                     902            2          --
                                                     -------      -------     -------
              Total revenues                            (535)       4,508       6,222

Expenses:
       General and administrative expenses               281          230         337
                                                     -------      -------     -------
Operating income before income taxes                    (816)       4,278       5,885
Income tax expense (benefit)                             332           80         (38)
                                                     -------      -------     -------
              Net income (loss)                      $(1,148)     $ 4,198     $ 5,923
                                                     =======      =======     =======

                              MERCHANTS GROUP, INC.
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 (in thousands)



STATEMENT OF CASH FLOWS
-----------------------

Increase (Decrease) in Cash and Cash Equivalents:

                                                                                  Year ended December 31,
                                                                                  -----------------------
                                                                              1996         1997         1998
                                                                              ----         ----         ----
                                                                                     (in thousands)

Cash flows from operating activities:                                       $   560      $  (227)     $  (251)
                                                                            -------      -------      -------
Cash flows from investing activities:
       Receipt of subsidiary common stock dividend                               --        2,800        2,600
       Sale (purchase) of other investments, net                              2,992          853         (630)
                                                                            -------      -------      -------
       Cash flows from investing activities                                   2,992        3,653        1,970
                                                                            -------      -------      -------

Cash flows from financing activities:
       Purchase of treasury stock                                            (2,983)      (2,923)      (1,191)
       Cash dividend on common stock                                           (634)        (589)        (579)
       Exercise of common stock options                                          70           83           56
                                                                            -------      -------      -------
       Cash flows from financing activities                                  (3,547)      (3,429)      (1,714)
                                                                            -------      -------      -------

Net increase (decrease) in cash and cash equivalents                              5           (3)           5
Cash and cash equivalents, beginning of year                                      3            8            5
                                                                            -------      -------      -------
Cash and cash equivalents, end of year                                      $     8      $     5      $    10
                                                                            =======      =======      =======

Reconciliation of net income to net
       cash provided by operations:

Net income (loss)                                                           $(1,148)     $ 4,198      $ 5,923

Adjustments to reconcile net income
       to net cash provided by operations:

              Equity in (income) loss of subsidiary                           1,570       (4,485)      (6,161)
              Net realized investment gains                                    (902)          (2)          --
              Decrease in liabilities                                          (219)         (20)         (13)
              (Increase) decrease in other
                 (non-investment) assets                                        514           93           (6)
              Other, net                                                        745          (11)           6
                                                                            -------      -------      -------
Net cash provided by (used in) operating activities                         $   560      $  (227)     $  (251)
                                                                            =======      =======      =======

                              MERCHANTS GROUP, INC.
                 SCHEDULE III - CONDENSED FINANCIAL INFORMATION



NOTES TO CONDENSED FINANCIAL STATEMENTS

       Cash dividends of $2,800,000 and $2,600,000 were paid to the Registrant by its consolidated subsidiary in the years ended December 31, 1997 and 1998, respectively. No cash dividends were paid to the Registrant by its consolidated subsidiary in 1996.

                              MERCHANTS GROUP, INC.
                            SCHEDULE VI - REINSURANCE
                    YEARS ENDED DECEMBER 31, 1996, 1997, 1998
                            (in thousands) Percentage



                                                                                 Percentage
                                                Ceded      Assumed               of amount
                                    Gross     to other   from other    Net        assumed
                                    amount    companies   companies   amount       to net
                                    ------    ---------   ---------   ------       ------

Year ended December 31, 1996
Property and Casualty Premiums     $101,007     $7,786     $3,401     $96,622       3.5%

Year Ended December 31, 1997
Property and Casualty Premiums     $101,064     $6,895     $2,642     $96,811       2.7%

Year ended December 31, 1998
Property and Casualty Premiums     $ 98,956     $7,042     $  844     $92,758        .9%

                              MERCHANTS GROUP, INC.
           SCHEDULE X - SUPPLEMENTAL INSURANCE INFORMATION CONCERNING
                        PROPERTY - CASUALTY SUBSIDIARIES
                  Years ended December 31, 1996, 1997 and 1998
                                 (in thousands)


                             Reserves                                        Losses & loss
                    Deferred for       Discount                            adjustment expenses   Amoritiza-
                    policy   losses &  if any,                     Net      incurred related to  tion of    Paid losses
                    acquis-  loss ad-  deducted           Net      invest-    (1)       (2)      deferred    & loss ad-   Direct
                    ition    justment  from     Unearned  earned   ment     Current    Prior    acquisition  justment     premium
                    costs    expenses  reserves premiums  premiums income    years     years       costs      expenses    written
                    -----    --------  -------- --------  -------- ------    -----     -----       -----      --------    -------
Yar ended:
December 31, 1996   $12,396  $133,479  $1,113   $49,710   $95,752  $11,724   $72,771  $ 6,832     $25,374     $67,061    $101,007

December 31, 1997   $12,597  $141,205  $6,394   $50,406   $96,054  $12,770   $67,119  $ 4,508     $25,454     $67,054    $101,064

December 31, 1998   $12,390  $136,685  $9,256   $49,382   $93,540  $13,277   $67,379  $(2,145)    $24,788     $69,198    $ 98,956

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Merchants Group, Inc.

Date: March 29, 1999       BY: /s/Robert M. Zak, Senior Vice President
                               ----------------------------------------
                                  Robert M. Zak, Senior Vice President and
                                     Chief Operating Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     SIGNATURE                   TITLE                      DATE
     ---------                   -----                      ----


/s/Richard E. Garman       Director, Chairman            March 29, 1999
-----------------------    of the Board
Richard E. Garman


/s/Brent D. Baird          Director, President           March 29, 1999
-----------------------
Brent D. Baird


/s/Robert M. Zak           Director, Sr. VP &            March 29, 1999
-----------------------    Chief Operating
Robert M. Zak              Officer


/s/Kenneth J. Wilson       Vice President & CFO          March 29, 1999
-----------------------    (principal financial
Kenneth J. Wilson          and accounting officer)


/s/Andrew A. Alberti       Director                      March 29, 1999
-----------------------
Andrew A. Alberti


/s/Frank J. Colantuono     Director                      March 29, 1999
-----------------------
Frank J. Colantuono


/s/Henry P. Semmelhack     Director                      March 29, 1999
-----------------------
Henry P. Semmelhack

                        Report of Independent Accountants
                        ---------------------------------




To the Board of Directors
and Stockholders of
Merchants Group, Inc.



In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) present fairly, in all material respects, the financial position of Merchants Group, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ PricewaterhouseCoopers
Buffalo, New York
February 15, 1999

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (in thousands)


                                                                      December 31,
                                                                      ------------
                                                                   1997        1998
                                                                   ----        ----
                 Assets
                 ------
Investments:
   Fixed maturities:
     Held to maturity at amortized cost                         $ 19,631     $ 17,000
     Available for sale at fair value                            174,927      180,784
Preferred stock at fair value                                     10,582       10,373
Other long-term investments at fair value                            634          735
Short-term investments                                             4,470        6,280
                                                                --------     --------
               Total investments                                 210,244      215,172
Cash
Interest due and accrued                                              10           16
Premiums receivable, net of allowance for doubtful accounts        1,858        1,923
   of $543 in 1997 and $454 in 1998
Deferred policy acquisition costs                                 21,084       20,629
Ceded reinsurance balances receivable                             12,597       12,390
Prepaid reinsurance premiums                                      11,132        9,741
Receivable from affiliate                                          2,871        2,629
Deferred federal income taxes                                        527           --
Other assets                                                       6,319        5,055
                                                                   7,332        6,968
                                                                --------     --------
               Total assets                                     $273,974     $274,523
                                                                ========     ========





The accompanying notes are an integral part of these consolidated financial statements.

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                       (in thousands except share amounts)

                                                                        December 31,
                                                                        ------------
                                                                    1997           1998
                                                                    ----           ----

          Liabilities and Stockholders' Equity
          ------------------------------------
Liabilities:
   Reserve for losses and loss adjustment expenses               $ 141,205      $ 136,685
   Unearned premiums                                                50,406         49,382
   Payable to affiliate                                                 --          1,321
   Other liabilities                                                14,901         15,352
                                                                 ---------      ---------

                  Total liabilities                                206,512        202,740
                                                                 ---------      ---------

Stockholders' equity:
   Common stock, issued and outstanding 2,906,502
       shares at December 31, 1997 and 2,851,452
       shares at December 31, 1998                                      32             32
   Additional paid in capital                                       35,455         35,511
   Treasury stock, 319,600 shares at December 31, 1997
        and 378,400 shares at December 31, 1998                     (5,906)        (7,097)
   Accumulated other comprehensive income                            1,061          1,173
   Accumulated earnings                                             36,820         42,164
                                                                 ---------      ---------

                  Total stockholders' equity                        67,462         71,783
                                                                 ---------      ---------

Commitments and contingent liabilities (Note 10)                        --             --

                  Total liabilities and stockholders' equity     $ 273,974      $ 274,523
                                                                 =========      =========






The accompanying notes are an integral part of these consolidated financial statements.

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (in thousands except per share amounts)

                                                                  Year ended December 31,
                                                                  -----------------------
                                                            1996           1997          1998
                                                            ----           ----          ----
Revenues:
   Net premiums earned                                   $  95,752      $  96,054     $  93,540
   Net investment income                                    11,724         12,770        13,277
   Net realized investment gains (losses)                      996            112            (2)
   Other revenues                                              172            214           153
                                                         ---------      ---------     ---------
       Total revenues                                      108,644        109,150       106,968
                                                         ---------      ---------     ---------

Expenses:
   Net losses and loss adjustment expenses                  79,603         71,627        65,234
   Amortization of deferred policy acquisition costs        25,374         25,454        24,788
   Other underwriting expenses                               6,700          6,647         8,689
                                                         ---------      ---------     ---------
       Total expenses                                      111,677        103,728        98,711
                                                         ---------      ---------     ---------

Income (loss) before income taxes                           (3,033)         5,422         8,257
Income tax provision (benefit)                              (1,885)         1,224         2,334
                                                         ---------      ---------     ---------
       Net income (loss)                                 $  (1,148)     $   4,198     $   5,923
                                                         =========      =========     =========

Earnings (loss) per share:
    Basic                                                $    (.36)     $    1.41     $    2.05
                                                         =========      =========     =========
    Diluted                                              $    (.36)     $    1.41     $    2.04
                                                         =========      =========     =========

Weighted average number of shares outstanding:
   Basic                                                     3,174          2,973         2,895
   Diluted                                                   3,182          2,980         2,904




The accompanying notes are an integral part of these consolidated financial statements.

                              MERCHANTS GROUP, INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                 (in thousands)

                                                        Year ended December 31,
                                                        -----------------------
                                                    1996         1997         1998
                                                    ----         ----         ----
Net income (loss)                                 $(1,148)     $ 4,198      $ 5,923
                                                  -------      -------      -------
Other comprehensive income (loss) before tax:
    Unrealized gains (losses)
          on securities                            (1,187)       2,595          185
    Reclassification adjustment
           for gains and losses included
           in net income                              814          (74)         (15)
                                                  -------      -------      -------
Other comprehensive income (loss)
    before tax                                       (373)       2,521          170
Income tax provision (benefit) related to
    items of other comprehensive income              (127)         857           58
                                                  -------      -------      -------
Other comprehensive income (loss)                    (246)       1,664          112
                                                  -------      -------      -------

Comprehensive income (loss)                       $(1,394)     $ 5,862      $ 6,035
                                                  =======      =======      =======







The accompanying notes are an integral part of these consolidated financial statements.

                              MERCHANTS GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (in thousands)

                                                         Year ended December 31,
                                                         -----------------------
                                                     1996         1997          1998
                                                     ----         ----          ----
Common stock:
    Beginning and end of year                     $     32      $     32      $     32
                                                  --------      --------      --------

Additional paid in capital:
    Beginning of year                               35,302        35,372        35,455
    Exercise of common stock options                    70            83            56
                                                  --------      --------      --------
    End of year                                     35,372        35,455        35,511
                                                  --------      --------      --------

Treasury stock:
    Beginning of year                                   --        (2,983)       (5,906)
    Purchase of treasury shares                     (2,983)       (2,923)       (1,191)
                                                  --------      --------      --------
    End of year                                     (2,983)       (5,906)       (7,097)
                                                  --------      --------      --------

Accumulated other comprehensive income (loss)
    Beginning of year                                 (357)         (603)        1,061
    Other comprehensive income (loss)                 (246)        1,664           112
                                                  --------      --------      --------
    End of year                                       (603)        1,061         1,173
                                                  --------      --------      --------

Accumulated earnings:
    Beginning of year                               34,993        33,211        36,820
    Net income (loss)                               (1,148)        4,198         5,923
    Cash dividends                                    (634)         (589)         (579)
                                                  --------      --------      --------
    End of year                                     33,211        36,820        42,164
                                                  --------      --------      --------

                 Total stockholders' equity       $ 65,029      $ 67,462      $ 71,783
                                                  ========      ========      ========




The accompanying notes are an integral part of these consolidated financial statements.

                              MERCHANTS GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (in thousands)

                                                                        Year ended December 31,
                                                                        -----------------------
                                                                    1996          1997          1998
                                                                    ----          ----          ----
Cash flows from operations:
     Collection of premiums                                      $ 96,684      $ 96,102      $ 94,121
     Payment of losses and loss adjustment expenses               (67,061)      (67,054)      (69,198)
     Payment of underwriting expenses                             (32,311)      (32,019)      (32,159)
     Investment income received                                    11,917        12,763        13,220
     Investment expenses paid                                        (287)         (309)         (341)
     Income taxes (paid) recovered                                  2,734          (164)       (1,501)
     Other cash receipts                                              188           214           157
                                                                 --------      --------      --------
         Net cash provided by operations                           11,864         9,533         4,299
                                                                 --------      --------      --------

Cash flows from investing activities:
     Proceeds from fixed maturities sold or matured                55,899        81,035        95,217
     Purchase of fixed maturities                                 (55,910)      (90,176)      (97,733)
     Net increase in preferred stock                               (6,928)       (2,067)           --
     Net (increase) decrease in other long-term investments         2,148         1,671          (101)
     Net (increase) decrease in short-term investments             (3,778)        3,778        (1,810)
     Purchase of equipment, net                                      (540)         (146)           --
                                                                 --------      --------      --------
         Net cash used in investing activities                     (9,109)       (5,905)       (4,427)
                                                                 --------      --------      --------

Cash flows from financing activities:
     Settlement of affiliate balances                                 764          (200)        1,848
     Purchase of treasury stock                                    (2,983)       (2,923)       (1,191)
     Proceeds from exercise of common stock options                    70            83            56
     Cash dividends                                                  (634)         (589)         (579)
                                                                 --------      --------      --------
         Net cash provided by (used in) financing
         activities                                                (2,783)       (3,629)          134
                                                                 --------      --------      --------
     Increase (decrease) in cash                                      (28)           (1)            6
Cash, beginning of year                                                39            11      $     10
                                                                 --------      --------      --------
Cash, end of year                                                $     11      $     10      $     16
                                                                 ========      ========      ========









The accompanying notes are an integral part of these consolidated financial statements.

                              MERCHANTS GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
         RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS

                                 (in thousands)

                                                                 Year ended December 31,
                                                                 -----------------------
                                                            1996          1997         1998
                                                            ----          ----         ----
Net income (loss)                                        $ (1,148)     $  4,198      $  5,923

Adjustments:
     Depreciation and amortization                             33           (19)         (123)
     Net realized investment (gains) losses                  (996)         (112)            2

(Increase) decrease in assets:
     Interest due and accrued                                  93           (65)          (65)
     Premiums receivable                                     (141)         (583)          455
     Deferred policy acquisition costs                       (231)         (201)          207
     Ceded reinsurance balances receivable                   (821)       (3,297)        1,391
     Prepaid reinsurance premiums                             (66)           61           242
     Federal income taxes receivable                        1,877         1,266            --
     Deferred federal income taxes                         (1,027)         (532)        1,206
     Other assets                                              35             8           154

Increase (decrease) in liabilities:
     Reserve for losses and loss adjustment expenses       13,757         7,726        (4,520)
     Unearned premiums                                        937           696        (1,024)
     Other liabilities                                       (438)          387           451
                                                         --------      --------      --------
          Net cash provided by operations                $ 11,864      $  9,533      $  4,299
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

                              MERCHANTS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Significant Accounting Policies

     Principles of consolidation and basis of presentation

     The consolidated financial statements of Merchants Group, Inc. (the "Company") include the accounts of the Company, its wholly owned subsidiary, Merchants Insurance Company of New Hampshire, Inc. ("MNH"), and M.F.C. of New York, Inc., an inactive premium finance company which is a wholly owned subsidiary of MNH. MNH is a stock property and casualty insurance company domiciled in the state of New Hampshire. MNH offers property and casualty insurance to preferred risk individuals and small to medium sized businesses in the northeast United States, primarily in New York, New Hampshire and New Jersey where a majority of its policies are written. As a holding company, the Company has had no operations.

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") which differ in some respects from those followed in reports to insurance regulatory authorities. In its Annual Statement filed with regulatory authorities, MNH reported policyholders' surplus of $46,006,000 and $50,576,000 at December 31, 1997 and 1998, respectively. MNH's net income (loss) as reported in its Annual Statement was ($2,788,000) in 1996, $3,481,000 in 1997 and
     $7,367,000 in 1998. All significant intercompany balances and transactions have been eliminated.

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

     Investments

     The Company has classified its investments in fixed maturities as either held to maturity or available for sale. Fixed maturities classified as held to maturity are presented at amortized cost and consist of debt securities that management intends and has the ability to hold until maturity. Fixed maturities classified as available for sale are presented at fair value and consist of debt securities that management may not hold until maturity. The net aggregate unrealized gain or loss, net of applicable income taxes, related to fixed maturities available for sale is included as a component of accumulated other comprehensive income in stockholders' equity.

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

     The Company discounts its liability for workers' compensation case reserves on a tabular basis, using the National Council on Compensation Insurance Workers' Compensation

     Statistical Plan Table III A at a rate of 3.5%. The amount of discount at December 31, 1997 and 1998 is $6,394,000 and $9,256,000, respectively.
     Reserves for losses incurred but not reported and for LAE are not discounted.

     Structured settlements have been negotiated for claims on certain insurance policies. Structured settlements are agreements to provide periodic payments to claimants, and are funded by annuities purchased from various life insurance companies. The Company remains primarily liable for payment of these claims. Accordingly, a liability and a corresponding deposit in the amount $5,942,000 and $5,764,000 at December 31, 1997 and 1998,
     respectively, are recorded in the Company's consolidated balance sheet.

     Income taxes

     The Company and its wholly owned subsidiary file a consolidated federal income tax return. The Company follows the asset and liability approach to account for income taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

     Other financial instruments

     The fair values of the Company's other financial instruments, principally premiums receivable and certain non-insurance related liabilities, do not vary significantly from the amounts assigned in these financial statements.

     Earnings per share

     During 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This statement prescribes new standards for computing and presenting earnings per share ("EPS") and makes those standards consistent with international standards. The Company has calculated EPS in conformity with the requirements of SFAS No. 128 for all periods presented in these financial statements.

     Other comprehensive income

     In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting of comprehensive income in a full set of general-purpose financial statements. Comprehensive income as described in SFAS No. 130 includes net income as well as items under existing accounting standards that are reported as adjustments to stockholders' equity. Such adjustments to stockholders' equity include unrealized gains and losses on certain investments in debt and equity securities. The Company adopted SFAS No. 130 in the first quarter of 1998.

     Insurance-Related assessments

     In December 1997, the American Institute of Certified Public Accountants ("AICPA") Accounting Standards Executive Committee issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments". The accounting guidance of this SOP focuses on the timing of recognition and measurement of liabilities for insurance-related assessments. The SOP is effective for fiscal years beginning after December 15, 1998. The Company estimates that implementation of this SOP will not have a material impact on the Company's financial condition or results of operations.

2.   Related Party Transactions

     The Company and MNH have no paid employees. Under a management agreement Merchants Mutual Insurance Company ("Mutual"), which owns 8.9% of the Company's outstanding common stock at December 31, 1998, provides the Company and MNH with the facilities, management and personnel required to manage their day-to-day business. All underwriting, administrative, claims and investment expenses incurred on behalf of Mutual and MNH are shared on an allocated cost basis, determined as follows: for underwriting and administrative expenses, the respective share of total direct premiums written for Mutual and MNH serves as the basis of allocation; for claims expenses, the average number of outstanding claims is used; investment expenses are shared based on each company's share of total invested assets. MNH also pays an annual management fee of $50,000 to Mutual. On July 23, 1998, the Company gave notice to Mutual of its intent to terminate the management agreement under its terms, which termination is effective five years after the date of notice.

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

3.   Investments

     Investments in fixed maturities and preferred stocks

     The amortized cost and estimated fair values of investments in fixed maturities held to maturity and available for sale and the cost and estimated fair value of preferred stocks are as follows:

                                      Amortized      Gross        Gross
                                        Cost/     Unrealized    Unrealized   Estimated
                                        Cost         Gains        Losses     Fair Value
                                      ---------   ----------    ----------   ----------
                                                         (in thousands)
     December 31, 1997
     -----------------
     Fixed maturities:

     Held to maturity
     ----------------
     U.S. Treasury securities and
        obligations of U.S.
        government corporations
        and agencies                  $  2,147     $      1     $     30     $  2,118
     Mortgage and asset backed
        securities                      17,484          725           --       18,209
                                      --------     --------     --------     --------
             Total                    $ 19,631     $    726     $     30     $ 20,327
                                      ========     ========     ========     ========

     Available for sale
     ------------------
     U.S. Treasury securities and
        obligations of U.S.
        government corporations
        and agencies                  $ 21,755     $      7     $    113     $ 21,649
     Obligations of states and
        political subdivisions          28,217          547           --       28,764
     Corporate securities               20,035          513           --       20,548
     Mortgage and asset backed
        securities                     102,989        1,016           39      103,966
                                      --------     --------     --------     --------
             Total                    $172,996     $  2,083     $    152     $174,927
                                      ========     ========     ========     ========

     Preferred stocks                 $ 10,038     $    544     $     --     $ 10,582
                                      ========     ========     ========     ========

                                      Amortized      Gross        Gross
                                        Cost/     Unrealized    Unrealized   Estimated
                                        Cost         Gains        Losses     Fair Value
                                      ---------   ----------    ----------   ----------
                                                         (in thousands)
     December 31, 1998
     -----------------
     Fixed maturities:

     Held to maturity
     ----------------
     U.S. Treasury securities and
        obligations of U.S.
        government corporations
        and agencies                  $  1,647     $     --     $     12     $  1,635
     Mortgage and asset backed
        securities                      15,353          768           --       16,121
                                      --------     --------     --------     --------
             Total                    $ 17,000     $    768     $     12     $ 17,756
                                      ========     ========     ========     ========

     Available for sale
     ------------------
     U.S. Treasury securities and
        obligations of U.S.
        government corporations
        and agencies                  $ 12,755     $     21     $     --     $ 12,776
     Obligations of states and              --
        political subdivisions          26,534          532           34       27,066
     Corporate securities               29,386          693                    30,045
     Mortgage and asset backed
        securities                     109,966          976           45      110,897
                                      --------     --------     --------     --------
             Total                    $178,641     $  2,222     $     79     $180,784
                                      ========     ========     ========     ========
     Preferred stocks                 $ 10,099     $    408     $    134     $ 10,373
                                      ========     ========     ========     ========



    The amortized cost and fair value of fixed maturities by expected maturity at December 31, 1998 are shown below. Mortgage and asset backed securities are distributed in the table based upon management's estimate of repayment periods. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                    Estimated Fair
                                                  Amortized Cost         Value
                                                  --------------    --------------
                                                          (in thousands)
         Held to maturity
         ----------------
         Due in one year or less                    $  4,799          $  5,039
         Due after one year through five years        10,138            10,550
         Due after five years through ten years        1,876             1,970
         Due after ten years                             187               197
                                                    --------          --------
                 Total                              $ 17,000          $ 17,756
                                                    ========          ========

         Available for sale
         ------------------
         Due in one year or less                    $ 46,792          $ 47,093
         Due after one year through five years       114,792           116,493
         Due after five years through ten years       15,715            15,845
         Due after ten years                           1,342             1,353
                                                    --------          --------
                 Total                              $178,641          $180,784
                                                    ========          ========



     Discount and premium pertaining to collateralized mortgage obligations are amortized over the securities' estimated redemption periods using the effective interest method. Yields used to calculate premium or discount are adjusted for prepayments quarterly.

     Fixed maturities with a par value of $1,800,000 were on deposit at December 31, 1998 with various state insurance departments in compliance with applicable insurance laws.

     Proceeds from sales of available for sale fixed maturity securities and preferred stocks and gross realized gains and losses related to such sales are as follows:

                                      Year ended December 31,
                                --------------------------------
                                  1996         1997       1998
                                  ----         ----       ----
                                         (in thousands)
      Proceeds from sales       $38,499     $26,652     $ 9,955
      Gross realized gains        1,012         138           1
      Gross realized losses          16          26           3

     Net investment income

     Net investment income consists of:

                                        Year ended December 31,
                                        -----------------------
                                      1996        1997        1998
                                      ----        ----        ----
                                            (in thousands)
     Fixed maturities               $10,956     $11,472     $12,236
     Short-term investments             443         686         513
     Other                              612         921         869
                                    -------     -------     -------
        Total investment income      12,011      13,079      13,618
     Investment expenses                287         309         341
                                    -------     -------     -------
        Net investment income       $11,724     $12,770     $13,277
                                    =======     =======     =======

4.   Reinsurance

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

     The effect of reinsurance on premiums written and earned for the years ended December 31, 1997 and 1998 is as follows:

                                     1997                          1998
                          -------------------------     -------------------------
                            Premiums      Premiums       Premiums       Premiums
                            Written        Earned        Written         Earned
                            -------        ------        -------         ------

                                              (in thousands)
     Direct               $ 101,064      $ 100,146      $  98,956      $  99,556
     Assumed                  2,642          2,864            844          1,267
     Ceded                   (6,895)        (6,956)        (7,042)        (7,283)
                          ---------      ---------      ---------      ---------
         Net premiums     $  96,811      $  96,054      $  92,758      $  93,540
                          =========      =========      =========      =========


     Reinsurance ceded transactions decreased losses and LAE by $5,528,000 and $483,000 for the years ended December 31, 1997 and 1998, respectively.

     As a result of the reinsurance agreements maintained by MNH, MNH is exposed to certain credit risk if its primary reinsurers were to become financially unstable. As of December 31, 1998, MNH has recognized amounts to be recovered from its primary reinsurers related to ceded losses and ceded unearned premiums totaling $11,259,000. MNH generally does not require collateral for reinsurance recoverable.

5.   Reserve for Losses and Loss Adjustment Expenses

     Activity in the reserve for losses and LAE is summarized as follows:

                                                                  1997          1998
                                                                  ----          ----
                                                                    (in thousands)
     Reserve for losses and LAE at beginning of year           $ 133,479     $ 141,205
         Less reinsurance recoverables                             7,219        10,372
                                                               ---------     ---------
         Net balance at beginning of year                        126,260       130,833
                                                               ---------     ---------

     Provision for losses and LAE for claims occurring in:
         Current year                                             67,119        67,379
         Prior years                                               4,508        (2,145)
                                                               ---------     ---------
                                                                  71,627        65,234
                                                               ---------     ---------

     Loss and LAE payments for claims occurring in:
         Current year                                             26,100        26,765
         Prior years                                              40,954        42,433
                                                               ---------     ---------
                                                                  67,054        69,198
                                                               ---------     ---------

     Reserve for losses and LAE at end of year, net              130,833       126,869
         Plus reinsurance recoverables                            10,372         9,816
                                                               ---------     ---------
         Balance at end of year                                $ 141,205     $ 136,685
                                                               =========     =========


     In 1997, the Company increased its reserves for prior years by $4,508,000. The increase in reserves for prior years recorded in 1997 was primarily attributable to higher than anticipated severity of claims on workers' compensation policies. In 1998, the Company decreased its reserves for prior years by $2,145,000, primarily due to favorable loss experience related to automobile liability policies.

6.   Income Taxes

     The provision (benefit) for federal income taxes consists of:

                                                  Year ended December 31,
                                            ---------------------------------
                                              1996         1997         1998
                                              ----         ----         ----
                                                     (in thousands)

     Current                                $(1,208)     $ 1,756      $ 1,127
     Deferred                                  (677)        (532)       1,207
                                            -------      -------      -------
     Total federal income tax provision
      (benefit)                             $(1,885)     $ 1,224      $ 2,334
                                            =======      =======      =======

     A reconciliation of the difference between the Company's total federal income tax provision and that calculated using the federal statutory income tax rate is as follows:

                                                  Year ended December 31,
                                            ----------------------------------
                                              1996         1997         1998
                                              ----         ----         ----
                                                     (in thousands)
     Computed provision (benefit) at
           statutory rate                   $(1,031)     $ 1,843      $ 2,807
     Adjustments:
           Tax-exempt investment income        (726)        (491)        (393)
           Dividend exclusion                   (47)        (147)        (128)
           Other items                          (81)          19           48
                                            -------      -------      -------
     Total federal income tax provision
          (benefit)                         $(1,885)     $ 1,224      $ 2,334
                                            =======      =======      =======



     Deferred federal tax liabilities (assets) are comprised of the following:

                                                      December 31,
                                                -----------------------
                                                   1997          1998
                                                   ----          ----
                                                    (in thousands)
     Deferred policy acquisition costs          $  4,283      $  4,213
     Unrealized investment gains                     547           604
     Accretion of bond discount                      100           349
     Other                                           187           204
                                                --------      --------
     Total deferred federal tax liabilities        5,117         5,370
                                                --------      --------

     Discounting of reserve for losses and
          loss adjustment expenses                (7,450)       (6,826)
     Unearned premiums                            (3,232)       (3,179)
     Other                                          (311)         (279)
     Minimum tax credit carryforward                (443)         (141)
                                                --------      --------
     Total deferred federal tax assets           (11,436)      (10,425)
                                                --------      --------
          Net deferred federal income taxes     $ (6,319)     $ (5,055)
                                                ========      ========


     Although realization is not assured, based upon the available evidence the Company believes that it is more likely than not that the net deferred federal income tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are not achieved.

7.   Stockholders' Equity

     Preferred and common stock

     Stockholders' equity is comprised of the following:

     Preferred stock, no par value, $424.30 stated value, 10,000 shares authorized; no shares issued or outstanding at December 31, 1997 or December 31, 1998. The Company also has 3,000,000 shares of $.01 par value preferred stock which is authorized and unissued.

     Common stock, $.01 par value, authorized 10,000,000 shares; issued and outstanding 2,906,502 shares at December 31, 1997 and 2,851,452 shares at December 31, 1998.

     Dividends

     The Company depends on dividends from its subsidiary, MNH, to pay cash dividends to its stockholders and to meet its expenses. MNH is subject to New Hampshire state insurance laws which restrict its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of an insurer's policyholders' surplus as of the preceding December 31. The maximum amount of dividends that MNH could pay during any twelve month period ending in 1999, without the prior approval of the New Hampshire Insurance Commissioner, is $5,058,000. The Company paid a quarterly cash dividend to its common stockholders in 1996, 1997 and 1998.

     Stock option plans

     The Company's stock option plan (the "Plan"), which reserved 200,000 shares of common stock for issuance to the Company's and MNH's officers and key employees of the Company's affiliate, Mutual, expired in 1996. Under the Plan, qualified and non-qualified stock options were granted at amounts not less than the fair market value of the Company's stock on the date of grant. Options granted under the Plan have a 10 year life and may be exercised in cumulative annual increments of 25% commencing one year from the date of grant.

     During 1996, 53,000 options were granted under the Plan at an exercise price of $21.00 per share. The weighted average fair value of options granted in 1996 was $6.48 per option.

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

     In 1996, the Company adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock Based Compensation", but opted to remain under the expense recognition provisions of

     Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" in accounting for its stock option plans. No compensation expense was recognized in 1996, 1997 or 1998 for options granted under these plans.

     Had compensation expense for stock options granted under the Company's stock option plans been determined based on the fair value at the grant date consistent with the method required by SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 1997 and 1998 would have been as follows:

                                        1997          1998
                                        ----          ----
     Net income:
         As reported                 $4,198,000     $5,923,000
         Pro forma                   $4,123,000     $5,884,000
     Diluted earnings per share:
         As reported                      $1.41          $2.04
         Pro forma                        $1.38          $2.03

     The fair value of each option granted in 1996 was estimated using a binomial option pricing model which is a modification of the Black-Scholes option pricing model, with the following assumptions for 1996: risk free interest rate of 6.25%, volatility of 18.0%, expected dividend yield of 1.1% and expected life of 10 years.

     A summary of the status of the Company's outstanding options as of December 31, 1996, 1997 and 1998, and changes during the years ending on those dates is presented below:

                                    1996                          1997                       1998
                         --------------------------   ---------------------------   ---------------------
                                           Weighted                     Weighted
                                           Average                      Average
                          Options          Exercise     Options         Exercise     Options      Exercise
                        Outstanding         Price     Outstanding         Price     Outstanding    Price
                        -----------        --------   -----------       --------    -----------   --------
     Beginning
       of year             49,083         $   14.51      90,750         $   18.28     79,250         $18.39
     Granted               53,000             21.00          --                --         --             --
     Exercised             (6,458)            12.01      (5,750)            14.64     (3,750)         15.04
     Forfeited             (4,875)            18.50      (5,750)            20.40     (4,000)         21.00
                           ------                        ------                       ------
     End of year           90,750             18.28      79,250             18.39     71,500          18.38
                           ======                        ======                       ======
     Options exer-
       cisable at
       year-end            40,750             14.93      45,500             16.45     51,000          17.37
                           ======                        ======                       ======

     The following table summarizes information about the Company's outstanding stock options at December 31, 1998:

      Number            Remaining         Average             Number
   Outstanding         Contractual        Exercise          Exercisable
   at 12/31/98        Life in Years        Price           at 12/31/98
   -----------        -------------        -----           -----------
      4,000                .2             $ 9.38              4,000
      8,000               3.1              14.38              8,000
     18,500                .4              16.38             18,500
     41,000               7.1              21.00             20,500
     ------                                                  ------
     71,500                                                  51,000
     ======                                                  ======

     Common stock repurchases

     During 1996, 1997 and 1998, the Company repurchased 160,700, 158,900 and 58,800 shares of its common stock, respectively. The Company was holding 378,400 of these shares in treasury as of December 31, 1998.

8.   Earnings Per Share

     The computations for basic and diluted earnings per share are as follows:

                                                         Year Ended December 31,
                                                 -------------------------------------
                                                   1996            1997           1998
                                                 -------         -------        -------
     Basic:
     Net income (loss)                           $(1,148)        $ 4,198        $ 5,923
     Weighted average shares outstanding           3,174           2,973          2,895
     Basic earnings (loss) per share             $  (.36)        $  1.41        $  2.05

     Diluted:
     Net income (loss)                           $(1,148)        $ 4,198        $ 5,923
     Weighted average shares outstanding           3,174           2,973          2,895
     Plus incremental shares from assumed
        conversion of stock options                    8               7              9
                                                 -------         -------        -------
     Weighted average shares
        outstanding-adjusted                       3,182           2,980          2,904
                                                 =======         =======        =======
     Diluted earnings (loss) per share           $  (.36)        $  1.41        $  2.04

9.   Benefit Programs

     Mutual maintains a capital accumulation plan which is a profit sharing plan under Section 401(a) of the Internal Revenue Code that covers all employees who have completed one year of service. Mutual matches at least 15% and up to 100% of employee contributions, based on the combined net operating profits of Mutual and MNH. Additional contributions may be made at the discretion of the Board of Directors of Mutual. Under the terms of the management agreement, the Company's portion of the total contribution was $238,000, $457,000 and $554,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

10.  Commitments and Contingencies

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

     In addition to the foregoing, MNH is a defendant in a number of other legal proceedings in the ordinary course of its business. Management of the Company is of the opinion that the ultimate aggregate liability, if any, resulting from such proceedings will not materially affect the financial condition of MNH or the Company.