Form 10-Q
period 1999-03-31
MERCHANTS GROUP INC
filed 1999-05-14
CIK 803027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

                                  -------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 1999:

                        2,757,652 SHARES OF COMMON STOCK.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (in thousands)

                                                           December 31,     March 31,
                  Assets                                      1998            1999
                  ------                                    --------        --------
                                                                           (unaudited)
Investments:
  Fixed maturities:
    Held to maturity at amortized cost (fair value
        $17,756 in 1998 and $16,775 in 1999)                $ 17,000         $16,224
    Available for sale at fair value (amortized cost
        $178,641 in 1998 and $174,906 in 1999)               180,784         176,297
  Preferred stock at fair value                               10,373          10,409
  Other long-term investments at fair value                      735             615
  Short-term investments                                       6,280           8,675
                                                            --------        --------

             Total investments                               215,172         212,220

Cash                                                              16              17
Interest due and accrued                                       1,923           1,850
Premiums receivable, net of allowance for doubtful
    accounts of $454 in 1998 and $427 in 1999                 20,629          19,662
Deferred policy acquisition costs                             12,390          11,983
Ceded reinsurance balances receivable                          9,741          10,064
Prepaid reinsurance premiums                                   2,629           2,713
Deferred federal income taxes                                  5,055           4,978
Other assets                                                   6,968           6,289
                                                            --------        --------

             Total assets                                   $274,523        $269,776
                                                            ========        ========






               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                       (in thousands except share amounts)

                                                                 December 31,       March 31,
                                                                    1998              1999
                                                                  ---------         ---------
                                                                                   (unaudited)
        Liabilities and Stockholders' Equity
        ------------------------------------

Liabilities:
    Reserve for losses and loss adjustment expenses               $ 136,685         $ 134,897
    Unearned premiums                                                49,382            47,930
    Payable to affiliate                                              1,321               258
    Other liabilities                                                15,352            14,472
                                                                  ---------         ---------

             Total liabilities                                      202,740           197,557
                                                                  ---------         ---------

Stockholders' equity:
    Common stock, 10,000,000 shares authorized, 2,851,452
        shares issued and outstanding at December 31, 1998
        and 2,822,702 shares issued at March 31, 1999                    32                32
    Additional paid in capital                                       35,511            35,577
    Treasury stock, 378,400 shares at December 31, 1998
        and 412,900 shares at March 31, 1999                         (7,097)           (7,848)
    Accumulated other comprehensive income                            1,173             1,111
    Accumulated earnings                                             42,164            43,347
                                                                  ---------         ---------
             Total stockholders' equity                              71,783            72,219
                                                                  ---------         ---------

Commitments and contingent liabilities                                    -                 -

             Total liabilities and stockholders' equity           $ 274,523         $ 269,776
                                                                  =========         =========




               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (in thousands except per share amounts)

                                                                   Three Months
                                                                  Ended March 31,
                                                               1998           1999
                                                             -------        -------

Revenues:
    Net premiums earned                                      $23,740        $23,662
    Net investment income                                      3,290          3,271
    Net realized investment gains                                  -              1
    Other revenues                                                42            142
                                                             -------        -------
             Total revenues                                   27,072         27,076
                                                             -------        -------

Expenses:
    Net losses and loss adjustment expenses                   16,847         16,327
    Amortization of deferred policy acquisition costs          6,291          6,270
    Other underwriting expenses                                2,088          2,154
                                                             -------        -------
             Total expenses                                   25,226         24,751
                                                             -------        -------

Income before income taxes                                     1,846          2,325
Income tax provision                                             500            676
                                                             -------        -------
             Net income                                      $ 1,346        $ 1,649
                                                             =======        =======

Basic and diluted earnings per share                         $   .46        $   .58
                                                             =======        =======

Weighted average shares outstanding:
    Basic                                                      2,907          2,846
    Diluted                                                    2,916          2,854





               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                 (in thousands)


                                                           Three Months
                                                          Ended March 31,
                                                        1998           1999
                                                      -------        -------


Net income                                            $ 1,346        $ 1,649
                                                      -------        -------
Other comprehensive income before tax:
    Unrealized gains (losses)
        on securities                                     359            (78)
Reclassification adjustment
        for gains and losses included
        in net income                                       -            (16)
                                                      -------        -------
Other comprehensive income (loss)
    before tax                                            359            (94)
Income tax provision (benefit) related to
    items of other comprehensive income                   122            (32)
                                                      -------        -------
Other comprehensive income, net of tax                    237            (62)
                                                      -------        -------

Comprehensive income                                  $ 1,583        $ 1,587
                                                      =======        =======








               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (in thousands)

                                                         Three Months
                                                        Ended March 31,

                                                 1998                    1999
                                               --------                --------

Common stock, beginning and end                $     32                $     32
                                               --------                --------

Additional paid in capital:
    Beginning of period                          35,455                  35,511
    Exercise of common stock options                 48                      66
                                               --------                --------
    End of period                                35,503                  35,577
                                               --------                --------

Treasury stock:
    Beginning of period                          (5,906)                 (7,097)
    Purchase of treasury shares                     (18)                   (751)
                                               --------                --------
    End of period                                (5,924)                 (7,848)
                                               --------                --------

Accumulated other comprehensive income:
    Beginning of period                           1,061                   1,173
    Other comprehensive income (loss)               237                     (62)
                                               --------                --------
    End of period                                 1,298                   1,111
                                               --------                --------

Accumulated earnings:
    Beginning of period                          36,820                  42,164
    Net income                                    1,346                   1,649
    Dividends                                      (145)                   (466)
                                               --------                --------
    End of period                                38,021                  43,347
                                               --------                --------

             Total stockholders' equity        $ 68,930                $ 72,219
                                               ========                ========




               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                 (in thousands)


                                                                         Three Months
                                                                        Ended March 31,
                                                                     1998             1999
                                                                   --------         --------

Cash flows from operations:
    Collection of premiums                                         $ 22,585         $ 22,050
    Payment of losses and loss adjustment expenses                  (16,936)         (17,361)
    Payment of other underwriting expenses                           (9,262)          (9,513)
    Investment income received                                        3,511            3,374
    Investment expenses paid                                            (79)             (91)
    Income taxes paid                                                  (336)              (2)
    Other cash receipts                                                  42              142
                                                                   --------         --------
        Net cash used in operations                                    (475)          (1,401)
                                                                   --------         --------

Cash flows from investing activities:
    Proceeds from fixed maturities sold or matured                   19,988           32,276
    Purchase of fixed maturities                                    (15,642)         (27,082)
    Net (increase) decrease in other long-term investments                           (15)120
    Net increase in short-term investments                          (15,806)          (2,395)
    Sale (purchase) of equipment, net                                    (7)             697
                                                                   --------         --------
        Net provided by (used in) investing activities              (11,482)           3,616
                                                                   --------         --------

Cash flows from financing activities:
    Settlement of affiliate balances                                  1,882           (1,063)
    Proceeds from exercise of common stock options                       48               66
    Cash borrowed to purchase securities                             10,182                -
    Purchase of treasury stock                                          (18)            (751)
    Dividends                                                          (145)            (466)
                                                                   --------         --------
        Net cash provided by (used in) financing activities          11,949           (2,214)
                                                                   --------         --------

        Increase (decrease) in cash                                      (8)               1

Cash:
    Beginning of period                                                  10               16
                                                                   --------         --------
    End of period                                                  $      2         $     17
                                                                   ========         ========

               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    RECONCILIATION OF NET INCOME TO NET CASH

                             PROVIDED BY OPERATIONS

                                 (in thousands)

                                                                 Three Months
                                                                Ended March 31,
                                                            1998            1999
                                                           -------         -------

Net income                                                 $ 1,346         $ 1,649

Adjustments:
    Depreciation and amortization                              (36)            (11)
    Realized investment gains                                    -              (1)

(Increase) decrease in assets:
    Interest due and accrued                                   232              73
    Premiums receivable                                        663             967
    Deferred policy acquisition costs                          488             407
    Ceded reinsurance balances receivable                      451            (323)
    Prepaid reinsurance premiums                                97             (84)
    Federal income tax receivable                                -              47
    Deferred federal income taxes                              (20)            109
    Other assets                                              (122)           (114)

Increase (decrease) in liabilities:
    Reserve for losses and loss adjustment expenses           (560)         (1,788)
    Unearned premiums                                       (1,936)         (1,452)
    Other liabilities                                       (1,078)           (880)
                                                           -------         -------

             Net cash used in operations                   $  (475)        $(1,401)
                                                           =======         =======






               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation and Basis of Presentation
   -----------------------------------------------------

The consolidated balance sheet as of March 31, 1999 and the related consolidated statements of operations, of comprehensive income, of changes in stockholders' equity and of cash flows for the three months ended March 31, 1998 and 1999 are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of financial position and results of operations. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of Merchants Group, Inc. (the Company), its wholly-owned subsidiary, Merchants Insurance Company of New Hampshire, Inc. (MNH), and M.F.C. of New York, Inc., an inactive premium finance company which is a wholly-owned subsidiary of MNH. The accompanying consolidated financial statements should be read in conjunction with the following notes and the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) which differ in some respects from those followed in reports to insurance regulatory authorities. All significant intercompany balances and transactions have been eliminated.

2. Related Party Transactions
   --------------------------

The Company and MNH have no paid employees. Under a management agreement dated September 26, 1986 (the Management Agreement), Merchants Mutual Insurance Company (Mutual), which owns 9.0% of the Company's common stock at March 31, 1999, provides the Company and MNH with the facilities, management and personnel required to manage their day-to-day business. All underwriting, administrative, claims and investment expenses incurred on behalf of Mutual and MNH are shared on an allocated cost basis, determined as follows: for underwriting and administrative expenses, the respective share of total direct premiums written for Mutual and MNH serves as the basis of allocation; for claims expenses, the average number of outstanding claims is used; investment expenses are shared based on each company's share of total invested assets.

3. Earnings Per Share
   ------------------

Basic and diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each period, increased by the assumed exercise of 65,750 and 25,915 shares of common stock options in 1999 and 1998, respectively, which would have resulted in 8,128 and 8,757 additional shares outstanding, respectively, assuming the proceeds to the Company from exercise were used to purchase shares of the Company's common stock at its average market value per share during the quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 1999 As Compared to
------------------------------------------------------------------------------
the Three Months Ended March 31, 1998
-------------------------------------

Total revenues for the three months ended March 31, 1999 were $27,076,000, virtually unchanged from $27,072,000 for the three months ended March 31, 1998.

Direct premiums written for the three months ended March 31, 1999 were $23,281,000, a decrease of $319,000 or 1%, from $23,600,000 for the three months ended March 31, 1998. Voluntary direct premiums written for the three months ended March 31, 1999 were $22,824,000, an increase of $855,000 or 4%, from $21,969,000 for the three months ended March 31, 1998. Net premiums written for the three months ended March 31, 1999 were $22,127,000, an increase of $226,000 or 1% from $21,901,000 for the three months ended March 31, 1998.

Net premiums earned for the three months ended March 31, 1999 were $23,662,000, substantially unchanged from $23,740,000 for the three months ended March 31, 1998.

Voluntary personal lines direct premiums written for the three months ended March 31, 1999 were $9,085,000, a decrease of $232,000 or 2% from $9,317,000 for the three months ended March 31, 1998. Private passenger automobile (PPA) direct premiums written, which represented 80% and 81% of total voluntary personal lines direct premiums written for the three months ended March 31, 1999 and 1998, respectively, decreased 4% from the year earlier period. Homeowners direct premiums written for the three months ended March 31, 1999 increased 2% compared to the three months ended March 31, 1998.

The decrease in PPA direct premiums written was primarily the result of a 7% decrease in policies in force at March 31, 1999, compared to policies in force at March 31, 1998. Average premium per PPA policy at March 31, 1999 was relatively unchanged compared to March 31, 1998. Average premium per homeowners policy at March 31, 1999 increased 5% compared to the year earlier period. This increase in homeowners average premium per policy was partially offset by a 3% decrease in homeowners policies in force at March 31, 1999, compared to March 31, 1998.

Voluntary commercial lines direct premiums written for the three months ended March 31, 1999 were $13,739,000, an increase of $1,087,000 or 9% from
$12,652,000 for the three months ended March 31, 1998, primarily due to increases in commercial automobile (19%), contractors coverall (14%), and commercial package premiums written (10%).

The increase in commercial auto direct written premiums was primarily due to a
6.1 percentage point improvement in the commercial auto policy retention rate during the first three months of 1999 as compared to the year earlier period. The increase in contractors coverall direct written premiums resulted primarily from a 17 percentage point increase in new business units during the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The increase in commercial package policy direct premiums written was primarily due to an 8% increase in policies in force at March 31, 1999 compared to policies in force at March 31, 1998.

Involuntary direct premiums written, primarily PPA insurance, which comprised 2% and 7% of all direct premiums written during the three months ended March 31, 1999 and 1998, respectively, decreased by $1,174,000 or 72% to $457,000 in the three months ended March 31, 1999 from $1,631,000 for the three months ended March 31, 1998 because the New York Automobile Insurance Plan (NYAIP) continues to adjust assignments as a result of having over-assigned policies to the Company in 1997 and due to an overall decrease in the NYAIP pool of business.

Net investment income was $3,271,000 for the three months ended March 31, 1999, a decrease of less than 1% from $3,290,000 for the three months ended March 31, 1998. The average pre-tax yield associated with the investment portfolio decreased 17 basis points to 6.32%. Average invested assets for the three months ended March 31, 1999 increased 1% compared to the year earlier period.

Losses and loss adjustment expenses (LAE) were $16,327,000 for the three months ended March 31, 1999, a decrease of $520,000 or 3% from $16,847,000 for the three months ended March 31, 1998. The loss and LAE ratio decreased to 69.0% for the three months ended March 31, 1999 from 71.0% for the three months ended March 31, 1998. This decrease resulted from lower losses associated with private passenger and commercial automobile business in 1999 compared to 1998, partially offset by higher losses related to homeowners and businessowners premiums, due to the severe winter weather that occurred in Western New York in early January 1999.

The ratio of deferred amortized policy acquisition costs and other underwriting expenses to net premiums earned increased to 35.6% for the three months ended March 31, 1999 from 35.3% for the three months ended March 31, 1998. Commissions, premium taxes and other state assessments that vary directly with the Company's premium volume represented 22.0% of net premiums earned in the three months ended March 31, 1999 compared to 22.2% of net premiums earned in the three months ended March 31, 1998.

The Company's effective federal income tax rate for the three months ended March 31, 1999 was 29.1%. This rate was calculated based upon the Company's estimate of its effective federal income tax rate for all of 1999. Non-taxable investment income, primarily tax-exempt bond income, reduced the Company's effective tax rate by approximately 5 percentage points.

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

Net cash used in operations increased $926,000 from $475,000 in the three months ended March 31, 1998 to $1,401,000 in the three months ended March 31, 1999. This increase was primarily due to a $535,000 decrease in the collection of premiums and a $425,000 increase in paid losses and LAE.

Net cash provided by investing activities increased $15,098,000, from a $11,482,000 use of cash in the three months ended March 31, 1998 to a $3,616,000 source of cash in the three months ended March 31, 1999.

This increase in net cash provided by investing activities resulted primarily from a $13,411,000 decrease in net cash used to purchase short-term investments.

Net cash used in financing activities increased $14,163,000 from a $11,949,000 source of cash in the three months ended March 31, 1998 to a $2,214,000 use of cash in the three months ended March 31, 1999. This increase resulted primarily from a $10,182,000 decrease in cash borrowed to purchase securities, and a $733,000 increase in cash used to purchase treasury stock, somewhat offset by a $2,945,000 decrease in cash provided by the settlement of amounts owed to Mutual.

The Company's objectives with respect to its investment portfolio include maximizing total return while protecting policyholders' surplus, maintaining flexibility and liquidity, and maintaining a reasonable duration match between assets and liabilities. Like other property and casualty insurers, the Company relies on premiums as a major source of cash, and therefore liquidity. Cash flows from the Company's investment portfolio, either in the form of interest or principal payments, are an additional source of liquidity. Because the duration of the Company's investment portfolio relative to the duration of its liabilities are closely managed, increases or decreases in market interest rates are not expected to have a material effect on the Company's liquidity, or its results of operations.

The Company generally designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as a component of accumulated other comprehensive income within stockholders' equity. During the three months ended March 31, 1999 the Company recorded $62,000 of unrealized losses, net of tax, associated with its fixed maturity investments. At March 31, 1999, the Company recorded $1,111,000 of unrealized gains, net of tax, as accumulated other comprehensive income related to its investment portfolio.

At March 31, 1999, the Company's portfolio of fixed maturities represented 90.7% of invested assets. Management believes that this level of bond holdings is consistent with the Company's liquidity needs because it anticipates that cash receipts from net premiums written and investment income will enable the Company to satisfy its cash obligations. Furthermore, a portion of the Company's bond portfolio is invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide monthly paydowns of bond principal.

At March 31, 1999, $115,473,000 or 60.0% of the Company's fixed maturity portfolio was invested in mortgage-backed and other asset backed securities. The Company invests in a variety of collateralized mortgage obligation ("CMO") products but has not invested in the derivative type of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company's CMO investments have an active secondary market and their effect on the Company's liquidity does not differ from that of other fixed maturity investments. The Company does not own any other derivative financial instruments.

At March 31, 1999, $5,663,000, or 2.7%, of the Company's investment portfolio was invested in non-investment grade securities.

During the three months ended March 31, 1999, the Company repurchased 34,500 shares of its common stock. The Company is holding 412,900 shares of its common stock in treasury at March 31, 1999.

As a holding company, the Company is dependent on cash dividends from MNH to meet its obligations, pay any cash dividends and repurchase its shares. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's statutory policyholders' surplus as of the preceding December 31. The maximum amount of dividends that MNH could pay during any twelve month period ending in 1999 without the prior approval of the New Hampshire Insurance Commissioner is $5,058,000. MNH paid $2,000,000 in dividends to the Company during the three months ended March 31, 1999.

Under a management agreement (Management Agreement) Mutual provides employees, services and facilities for MNH to conduct its insurance business on a cost reimbursed basis. The balance in the payable to or receivable from affiliate account represents the amount owing to or owed by Mutual, to the Company for the difference between premiums collected and payments made for losses, employees, services and facilities by Mutual on behalf of MNH.

Industry and regulatory guidelines suggest that the ratio of a property-casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. MNH has consistently followed a business strategy that would allow it to meet this 3 to 1 regulatory guideline. For the first three months of 1999 MNH's ratio of net premiums written to statutory surplus, annualized for a full year, was 1.7 to 1.

Year 2000
---------

The Year 2000 issue relates to the way in which information systems distinguish date data between the twentieth and twenty-first centuries. Also, many systems and equipment that are not typically thought of as relating to computers contain embedded hardware or software ("non-IT") that may have a time element.

Under the Management Agreement, Mutual is responsible for the Company's being Year 2000 compliant. The Company is relying upon the Mutual for assuring that the necessary precautions for Year 2000 compliance are taken. Mutual has advised the Company that the process of preparing all of its computer systems to be Year 2000 compliant is substantially completed. Mutual began work on becoming Year 2000 compliant in 1996. The scope of the project includes: ensuring the compliance of all computer software applications and operating systems, mainframe, mid-range and personal computers, local and wide-area networks, and telecommunications equipment; addressing issues related to non-IT embedded software and equipment; remediation of affected systems and equipment; and addressing the compliance of key suppliers.

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

The Company estimates that its share of the total expenses associated with becoming Year 2000 compliant approximates $300,000. Approximately $150,000 of the expenses have been for external costs, which include approximately $112,000 in outside consultant expenses and $38,000 for specific upgrades of software to address Year 2000 compliance, and $150,000 of the expenses have been for internal resources dedicated to achieving Year 2000 compliance. It is estimated that any remaining external or internal costs will not be material. The Company estimates its share of costs incurred in 1999 to be $10,000, which has been expensed. There has not been a material impact on the Company's results of operations or financial condition as a result of information technology projects being deferred due to resource constraints caused by the Year 2000 project.

Because it is based on the successful implementation of the MOST system, Mutual has notified the Company that it believes that critical systems are substantially Year 2000 compliant and that to the best of Mutual's knowledge, the likelihood that critical systems will have a failure that materially affects operating results is remote. Mutual also informed the Company that testing will continue as needed to assure that systems are Year 2000 compliant and that any situation that develops which needs to be addressed will be corrected by January 1, 2000. Mutual is continuing to work with third party vendors to assess their ability to operate in the Year 2000, to assess third-party remediation plans, and to take steps to identify and transfer support to third party vendors who are Year 2000 compliant. The Company will continue to monitor and assess the reasonably likely worst case Year 2000 scenario and plans to have contingency plans, as required, in place by mid-1999. If the Company does not complete its Year 2000 program prior to the commencement of the Year 2000, if it fails to identify and remediate all critical Year 2000 problems, or if major suppliers or customers experience material Year 2000 problems, the Company's results of operations or financial condition could be materially affected.

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

It is possible, however, that future court interpretations of policy language based on specific facts, or legislation mandating coverage, could result in coverage for losses attributable to Year 2000 problems. Such decisions or legislation could have a material adverse impact on MNH's results of operations and financial condition. It is also possible that MNH may incur expenses defending claims for which it is ultimately determined there is no insurance coverage. MNH has made no provision for reserves for losses or LAE on claims based on potential Year 2000 problems.

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

       During 1998, Mutual initiated discussions with the Company concerning proposals for the acquisition of the Company by Mutual. The Company's Directors who are not affiliated with Mutual (the Independent Directors) determined that the terms proposed by Mutual were inadequate. The Independent Directors also determined that the Management Agreement prevents the Company's shareholders from realizing the Company's fair value in a sale or merger, and on July 23, 1998 the Company gave notice to Mutual of its intention to terminate the Management Agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk
-----------

Market risk represents the potential for loss due to changes in the fair value of financial instruments. The market risk related to the Company's financial instruments primarily relates to its investment portfolio. The value of the Company's investment portfolio of $212,220,000 at March 31, 1998 is subject to changes in interest rates and to a lesser extent on credit quality. Further, certain mortgage-backed and asset-backed securities are exposed to accelerated prepayment risk generally caused by interest rate movements. If interest rates were to decline, mortgage holders would be more likely to refinance existing mortgages at lower rates. Acceleration of future repayments could adversely affect future investment income, if reinvestment of the accelerated receipts was made in lower yielding securities.

The table below provides information related to the Company's fixed maturity investments at March 31, 1999. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based upon the maturity date or, in the case of mortgage-backed and asset-backed securities, expected payment patterns. Actual cash flows could differ from those shown in the table.

Fixed Maturities
----------------

Expected Cash Flows of Principal Amounts ($ in 000's):

                                                                                                                TOTAL
                                                                                                              --------------
                                                                                                                      Esti-
                                                                                                           Amor-      mated
                                                                                              There-       tized      Market
                                   1999        2000        2001        2002        2003       after        Cost       Value
                                 --------    --------    --------    --------    --------    --------    --------   --------
Held to Maturity
----------------

U.S. Treasury securities and
       obligations of U.S.
       Government corporations
       and agencies              $      0    $  1,647    $      0    $      0    $      0    $      0    $  1,647   $  1,623
    Average interest rate             0.0%        5.4%        0.0%        0.0%        0.0%        0.0%        ---        ---

Mortgage & asset backed
       securities                     180         163       1,226       2,186       1,710       9,112      14,577     15,152
    Average interest rate             8.0%        8.0%        7.7%        7.7%        7.5%       7.3%         ---        ---
                                 --------    --------    --------    --------    --------    --------    --------   --------

Total                            $    180    $  1,810    $  1,226    $  2,186    $  1,710    $  9,112    $ 16,224   $ 16,775
                                 ========    ========    ========    ========    ========    ========    ========   ========

Available for Sale
------------------

U.S. Treasury securities and
       obligations of U.S.
       Government corporations
       and agencies              $      0    $    419    $      0    $    350    $      0    $      0    $    769   $    767
    Average interest rate             0.0%        5.3%        0.0%        6.3%        0.0%        0.0%        ---        ---

Obligations of states and
       political subdivisions           0      11,858      10,725       1,708           0       1,326      25,617     26,127
    Average interest rate             0.0%        4.8%        4.9%        5.6%        0.0%        5.4%        ---        ---

Corporate securities                3,811      10,600      16,700      10,233       5,874         817      48,035     48,508
    Average interest rate             5.8%        5.5%        5.6%        7.1%        7.6%        8.6%        ---        ---

Mortgage & asset
       backed securities           20,578      24,093      26,136      16,774       3,453       9,451     100,485    100,895
    Average interest rate             6.8%        6.9%        6.9%        7.0%        7.1%        7.2%        ---        ---
                                 --------    --------    --------    --------    --------    --------    --------   --------

Total                            $ 24,389    $ 46,970    $ 53,561    $ 29,065    $  9,327    $ 11,594    $174,906   $176,297
                                 ========    ========    ========    ========    ========    ========    ========   ========

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




                      *   *   *   *   *   *   *   *

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

                With the exception of historical information, the matters and statements discussed, made or incorporated by reference in this Quarterly Report on Form 10-Q constitute forward-looking statements and are discussed, made or incorporated by reference, as the case may be, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks and uncertainties include, but are not limited to, those associated with factors affecting the property-casualty insurance industry generally, including price competition, size and frequency of claims, increasing crime rates, escalating damage awards, natural disasters, fluctuations in interest rates and general business conditions; the Company's dependence on investment income; the geographic concentration of the Company's business in the Northeastern United States and in particular in New York, New Hampshire, New Jersey, Rhode Island, Pennsylvania and Massachusetts; the adequacy of the Company's loss reserves; government regulation of the insurance industry; exposure to environmental claims; dependence of the Company on its relationship with Mutual; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Commission. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date of this report.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MERCHANTS GROUP, INC.
                                             (Registrant)




Date: May 13, 1999                           By: /s/ Kenneth J. Wilson
                                                 ----------------------
                                                 Kenneth J. Wilson
                                                 Chief Financial Officer and
                                                 Treasurer (duly authorized
                                                 officer of the registrant and
                                                 chief accounting officer)