Form 10-Q
period 1999-06-30
MERCHANTS GROUP INC
filed 1999-08-13
CIK 803027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q
                                  -------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 30, 1999:

                        2,744,652 SHARES OF COMMON STOCK.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (in thousands)

                                                          December 31,  June 30,
                          Assets                              1998        1999
                          ------                          ------------  --------
                                                                       (unaudited)
Investments:
  Fixed maturities:
    Held to maturity at amortized cost (fair value
        $17,756 in 1998 and $16,218 in 1999)                $ 17,000    $ 15,724
    Available for sale at fair value (amortized cost
        $178,641 in 1998 and $174,878 in 1999)               180,784     175,040
  Preferred stock at fair value                               10,373      11,658
  Other long-term investments at fair value                      735         637
  Short-term investments                                       6,280       7,120
                                                            --------    --------

             Total investments                               215,172     210,179

Cash                                                              16          31
Interest due and accrued                                       1,923       1,879
Premiums receivable, net of allowance for doubtful
    accounts of $454 in 1998 and $453 in 1999                 20,629      20,932
Deferred policy acquisition costs                             12,390      12,361
Ceded reinsurance balances receivable                          9,741       9,821
Prepaid reinsurance premiums                                   2,629       2,983
Receivable from affiliate                                         --         817
Deferred federal income taxes                                  5,055       5,268
Other assets                                                   6,968       6,476
                                                            --------    --------

             Total assets                                   $274,523    $270,747
                                                            ========    ========



               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                       (in thousands except share amounts)


                                                            December 31,   June 30,
                                                                1998         1999
                                                            ------------  -----------
                                                                          (unaudited)
        Liabilities and Stockholders' Equity
        ------------------------------------

Liabilities:
    Reserve for losses and loss adjustment expenses          $ 136,685    $ 134,914
    Unearned premiums                                           49,382       49,629
    Payable to affiliate                                         1,321           --
    Other liabilities                                           15,352       14,332
                                                             ---------    ---------

             Total liabilities                                 202,740      198,875
                                                             ---------    ---------

Stockholders' equity:
    Common stock, 10,000,000 shares authorized, 2,851,452
        shares issued and outstanding at December 31, 1998
        and 2,752,752 shares issued and outstanding
        at June 30, 1999                                            32           32
    Additional paid in capital                                  35,511       35,680
    Treasury stock, 378,400 shares at December 31, 1998
        and 489,100 shares at June 30, 1999                     (7,097)      (9,493)
    Accumulated other comprehensive income                       1,173          409
    Accumulated earnings                                        42,164       45,244
                                                             ---------    ---------
             Total stockholders' equity                         71,783       71,872
                                                             ---------    ---------

Commitments and contingent liabilities                              --           --

             Total liabilities and stockholders' equity      $ 274,523    $ 270,747
                                                             =========    =========



               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (in thousands except per share amounts)


                                         Three Months          Six Months
                                         Ended June 30,      Ended June 30,
                                        1998       1999      1998      1999
                                        ----       ----      ----      ----

                                                    (unaudited)
Revenues:
    Net premiums earned                $23,875   $23,524   $47,615   $47,186
    Net investment income                3,331     3,208     6,621     6,479
    Net realized investment gains           --         6        --         7
    Other revenues                          42       124        84       266
                                       -------   -------   -------   -------
             Total revenues             27,248    26,862    54,320    53,938
                                       -------   -------   -------   -------

Expenses:
    Net losses and loss adjustment
        expenses                        16,789    16,231    33,636    32,558
    Amortization of deferred policy
        acquisition costs                6,327     6,234    12,618    12,504
    Other underwriting expenses          2,034     1,784     4,122     3,938
                                       -------   -------   -------   -------
             Total expenses             25,150    24,249    50,376    49,000
                                       -------   -------   -------   -------

Income before income taxes               2,098     2,613     3,944     4,938
Income tax provision                       578       763     1,078     1,439
                                       -------   -------   -------   -------
             Net income                $ 1,520   $ 1,850   $ 2,866   $ 3,499
                                       =======   =======   =======   =======

Earnings per share:
    Basic                              $   .52   $   .67   $   .99   $  1.24
                                       =======   =======   =======   =======
    Diluted                            $   .52   $   .67   $   .98   $  1.24
                                       =======   =======   =======   =======

Weighted average shares outstanding:
    Basic                                2,909     2,774     2,908     2,813
    Diluted                              2,928     2,778     2,922     2,817


               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                 (in thousands)



                                                Three Months         Six Months
                                               Ended June 30,      Ended June 30,
                                               1998     1999       1998      1999
                                               ----     ----       ----      ----

                                                         (unaudited)

Net income                                  $ 1,520   $ 1,850    $ 2,866   $ 3,499
                                            -------   -------    -------   -------
Other comprehensive income before taxes:
    Unrealized gains (losses)
        on securities                           280    (1,065)       639    (1,158)
    Less: reclassification adjustment
        for gains and losses included
        in net income                            --        --         --        --
                                            -------   -------    -------   -------
Other comprehensive income (loss)
    before taxes                                280    (1,065)       639    (1,158)
Income tax provision (benefit) related to
    items of other comprehensive income          95      (362)       217      (394)
                                            -------   -------    -------   -------
Other comprehensive income (loss)               185      (703)       422      (764)
                                            -------   -------    -------   -------

Comprehensive income                        $ 1,705   $ 1,147    $ 3,288   $ 2,735
                                            =======   =======    =======   =======





               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (in thousands)


                                                      Six Months
                                                    Ended June 30,

                                                  1998         1999
                                                 --------    --------
                                                     (unaudited)

Common stock, beginning and end                  $     32    $     32
                                                 --------    --------

Additional paid in capital:
    Beginning of period                            35,455      35,511
    Exercise of common stock options                   56         169
                                                 --------    --------
    End of period                                  35,511      35,680
                                                 --------    --------

Treasury stock:
    Beginning of period                            (5,906)     (7,097)
    Purchase of treasury shares                       (19)     (2,396)
                                                 --------    --------
    End of period                                  (5,925)     (9,493)
                                                 --------    --------

Accumulated other comprehensive income (loss):
    Beginning of period                             1,061       1,173
    Other comprehensive income (loss)                 422        (764)
                                                 --------    --------
    End of period                                   1,483         409
                                                 --------    --------

Accumulated earnings:
    Beginning of period                            36,820      42,164
    Net income                                      2,866       3,499
    Cash dividends                                   (293)       (419)
                                                 --------    --------
    End of period                                  39,393      45,244
                                                 --------    --------

             Total stockholders' equity          $ 70,494    $ 71,872
                                                 ========    ========




               See Notes to the Consolidated Financial Statements

                             MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                 (in thousands)

                                                                   Six Months
                                                                 Ended June 30,
                                                                1998       1999
                                                             --------    --------
                                                                  (unaudited)
Cash flows from operations:
    Collection of premiums                                   $ 47,564    $ 46,196
    Payment of losses and loss adjustment expenses            (34,166)    (33,824)
    Payment of other underwriting expenses                    (17,229)    (17,577)
    Investment income received                                  6,424       6,635
    Investment expenses paid                                     (143)       (177)
    Income taxes paid                                          (1,337)     (1,322)
    Other cash receipts                                            84         266
                                                             --------    --------
      Net cash provided by operations                           1,197         197
                                                             --------    --------

Cash flows from investing activities:
    Proceeds from fixed maturities sold or matured             44,154      50,580
    Purchase of fixed maturities                              (43,306)    (44,805)
    Net increase in preferred stock                                --      (1,128)
    Net (increase) decrease in other long-term investments        (33)         98
    Net increase in short-term investments                     (2,655)       (840)
    Disposition of equipment                                       --         697
                                                             --------    --------

      Net cash provided by (used in) investing activities      (1,840)      4,602
                                                             --------    --------

Cash flows from financing activities:
    Settlement of affiliate balances                              894      (2,138)
    Proceeds from exercise of common stock options                 56         169
    Purchase of treasury stock                                    (19)     (2,396)
    Cash dividends                                               (293)       (419)
                                                             --------    --------
      Net cash provided by (used in) financing activities         638      (4,784)
                                                             --------    --------

      Increase (decrease) in cash and cash equivalents             (5)         15

Cash:
    Beginning of period                                            10          16
                                                             --------    --------
    End of period                                            $      5    $     31
                                                             ========    ========


               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    RECONCILIATION OF NET INCOME TO NET CASH

                             PROVIDED BY OPERATIONS

                                 (in thousands)


                                                          Six Months
                                                        Ended June 30,
                                                       1998        1999
                                                      -------    -------
                                                          (unaudited)

Net income                                            $ 2,866    $ 3,499

Adjustments:
    Depreciation and amortization (accretion)             (67)       (15)
    Realized investment gains                              --         (7)

(Increase) decrease in assets:
    Interest due and accrued                             (163)        44
    Premiums receivable                                   557       (303)
    Deferred policy acquisition costs                     292         29
    Ceded reinsurance balances receivable                 404        (80)
    Prepaid reinsurance premiums                           26       (354)
    Deferred federal income taxes                         243        182
    Other assets                                         (408)      (254)

Increase (decrease) in liabilities:
    Reserve for losses and loss adjustment expenses      (505)    (1,771)
    Unearned premiums                                  (1,124)       247
    Other liabilities                                    (924)    (1,020)
                                                      -------    -------

             Net cash provided by operations          $ 1,197    $   197
                                                      =======    =======


               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Principles of Consolidation and Basis of Presentation
   -----------------------------------------------------

The consolidated balance sheet as of June 30, 1999, the related consolidated statements of operations and of comprehensive income for the three months and six months ended June 30, 1998 and 1999 and of changes in stockholders' equity and of cash flows for the six months ended June 30, 1998 and 1999 are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of financial position and results of operations. Such adjustments consist only of normal recurring items.
Interim results are not necessarily indicative of results for a full year.

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

2. Related Party Transactions
   --------------------------

The Company and MNH have no paid employees. Under a management agreement dated September 29, 1986 (the Management Agreement), Merchants Mutual Insurance Company (Mutual), which owns 9.3% of the Company's common stock at June 30, 1999, provides the Company and MNH with the facilities, management and personnel required to manage their day-to-day business. All underwriting, administrative, claims and investment expenses incurred on behalf of Mutual and MNH are shared under the Management Agreement on an allocated cost basis, determined as follows: for underwriting and administrative expenses, the respective share of total direct premiums written for Mutual and MNH serves as the basis of allocation; for claims expenses, the average number of outstanding claims is used; investment expenses are shared based on each company's share of total invested assets.

3. Earnings Per Share
   ------------------

Basic and diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each period, increased by the assumed exercise of 49,000 and 75,500 shares of common stock options in 1999 and 1998, respectively, which would have resulted in 3,942 and 14,441 additional shares outstanding, respectively, assuming the proceeds to the Company from exercise were used to purchase shares of the Company's common stock at its average market value per share during the period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Six Months Ended June 30, 1999 As Compared to the
-------------------------------------------------------------------------------
Six Months Ended June 30, 1998
------------------------------

Total revenues for the six months ended June 30, 1999 were $53,938,000, down 1% from $54,320,000 for the six months ended June 30, 1998.

Direct premiums written for the six months ended June 30, 1999 were $49,705,000, an increase of $371,000 or 1%, from $49,334,000 for the six months ended June 30, 1998. Voluntary direct premiums written for the six months ended June 30, 1999 were $48,663,000, an increase of $2,321,000 or 5%, from $46,342,000 for the six months ended June 30, 1998. Involuntary direct premiums written for the six months ended June 30, 1999 were $1,042,000, a decrease of $1,950,000 or 65%, from $2,992,000 for the six months ended June 30, 1998. Net premiums written for the six months ended June 30, 1999 were $47,080,000, an increase of $564,000 or 1% from $46,516,000 for the six months ended June 30, 1998.

Voluntary personal lines direct premiums written for the six months ended June 30, 1999 were $18,601,000, a decrease of $743,000 or 4% from $19,344,000 for the six months ended June 30, 1998. Private passenger automobile (PPA) direct premiums written, which represented 78% and 80% of total voluntary personal lines direct premiums written for the six months ended June 30, 1999 and 1998 respectively, decreased 6% from the year earlier period. Homeowners direct premiums written for the six months ended June 30 ,1999 increased 5% compared to the six months ended June 30, 1998.

The decrease in PPA direct premiums written was primarily the result of an 8% decrease in policies in force at June 30, 1999, compared to policies in force at June 30, 1998. Average premium per PPA policy at June 30, 1999 was relatively unchanged compared to June 30, 1998. Average premium per homeowners policy at June 30, 1999 increased 4% compared to the year earlier period.

Voluntary commercial lines direct premiums written for the six months ended June 30, 1999 were $30,062,000, an increase of $3,064,000 or 11% from $26,998,000 for the six months ended June 30, 1998, primarily due to increases in commercial automobile (21%) and contractors coverall (19%) premiums written.

The increase in commercial auto direct premiums written was due to a 10.8 percentage point improvement in the commercial auto policy retention rate during the first six months of 1999 as compared to the year earlier period and a 16% increase in new business units in 1999 as compared to 1998. The increase in contractors coverall direct written premiums resulted primarily from a 33% increase in new business units during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998.

Involuntary direct premiums written, primarily PPA insurance, which comprised 2% and 6% of all direct premiums written during the six months ended June 30, 1999 and 1998 respectively, decreased because the New York Automobile Insurance Plan (NYAIP) continues to adjust assignments as a result of having over-assigned policies to the Company in 1997 and due to an overall decrease in the NYAIP pool of business.

Net premiums earned for the six months ended June 30, 1999 were $47,186,000, a decrease of $429,000 or 1% from $47,615,000 for the six months ended June 30, 1998. This decrease in net premiums earned resulted from a 4% increase in voluntary net earned premiums offset by a 43% decrease in involuntary net earned premiums, which in turn resulted primarily from the 65% decrease in involuntary direct premiums written.

Net investment income was $6,479,000 for the six months ended June 30, 1999, a decrease of 2% from $6,621,000 for the six months ended June 30, 1998. The average pre-tax yield associated with the investment portfolio decreased 22 basis points to 6.32%. Average invested assets for the six months ended June 30, 1999 increased less than 1% compared to the year earlier period.

Losses and loss adjustment expenses (LAE) were $32,558,000 for the six months ended June 30, 1999, a decrease of $1,078,000 or 3% from $33,636,000 for the six months ended June 30, 1998. The loss and LAE ratio decreased to 69.0% for the six months ended June 30, 1999 from 70.6% for the six months ended June 30, 1998. This decrease resulted from lower losses associated with private passenger and commercial automobile business in 1999 compared to 1998, partially offset by higher losses related to homeowners and businessowners premiums due to the severe winter weather that occurred in Western New York in early January 1999.

The ratio of deferred amortized policy acquisition costs and other underwriting expenses to net premiums earned decreased to 34.8% for the six months ended June 30, 1999 from 35.2% for the six months ended June 30, 1998. Commissions, premium taxes and other state assessments that vary with the Company's premium volume represented 21.3% of net premiums earned in the six months ended June 30, 1999 compared to 21.8% for the six months ended June 30, 1998.

The Company's effective federal income tax rate for the six months ended June 30, 1999 was 29.1%. This rate was calculated based upon the Company's estimate of its effective interest rate for all of 1999. Non-taxable investment income, primarily tax-exempt income, reduced the Company's effective tax rate by approximately 5 percentage points.

Results of Operations for the Three Months Ended June 30, 1999 As Compared to
-----------------------------------------------------------------------------
the Three Months Ended June 30, 1998
------------------------------------

Total revenues for the three months ended June 30, 1999 were $26,862,000, a decrease of $386,000, or 1%, from $27,248,000 for the three months ended June 30, 1998. The decrease in total revenues earned resulted primarily from a decrease in involuntary net earned premiums, due to the decrease in NYAIP assignments.

Direct premiums written for the three months ended June 30, 1999 were $26,425,000, an increase of $691,000 or 3%, from $25,734,000 for the three months ended June 30, 1998.

Voluntary personal lines direct premiums written for the three months ended June 30, 1999 were $9,516,000, a decrease of $511,000 or 5% from $10,027,000 for the three months ended June 30, 1998. Private passenger automobile direct premiums written decreased 8% from the year earlier period. Homeowners direct premiums written for the three months ended June 30, 1999 increased 6% compared to the three months ended June 30, 1998.

Voluntary commercial lines direct premiums written for the three months ended June 30, 1999 were $16,323,000, an increase of $1,977,000, or 14% from
$14,346,000 for the three months ended June 30, 1998, primarily due to increases in commercial automobile (23%) and contractors coverall (24%) premiums written.

Involuntary direct premiums written for the three months ended June 30, 1999 were $585,000, a decrease of $776,000, or 57% from $1,361,000 for the three months ended June 30, 1998. Involuntary written premiums were affected by the adjustments in policy assignments made to the Company by the NYAIP and an overall decrease in the NYAIP pool of business.

Net investment income was $3,208,000 for the three months ended June 30, 1999, a $123,000 or 4% decrease from $3,331,000 for the three months ended June 30, 1998, primarily due to a decrease in the average portfolio yield.

Losses and LAE were $16,231,000 for the three months ended June 30, 1999, a decrease of $558,000 or 3% from $16,789,000 for the three months ended June 30, 1998. The loss and LAE ratio decreased to 69.0% for the three months ended June 30, 1999 from 70.3% for the three months ended June 30, 1998.

The ratio of amortized policy acquisition costs and other underwriting expenses to net premiums earned decreased to 34.1% for the three months ended June 30, 1999 from 35.0% for the three months ended June 30, 1998. Commissions, premium taxes and other state assessments that vary with the Company's premium volume represented 20.6% of net premiums earned in the three months ended June 30, 1999 compared to 21.3% for the three months ended June 30, 1998.

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

The Company generally designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as a component of accumulated other comprehensive income within stockholders' equity. During the six months ended June 30, 1999 the Company recorded $764,000 of unrealized losses, net of tax, associated with its fixed maturity investments. At June 30, 1999, the Company recorded $409,000 of unrealized gains, net of tax, as accumulated other comprehensive income related to its investment portfolio.

At June 30, 1999, the Company's portfolio of fixed maturities represented 90.8% of invested assets. Management believes that this level of bond holdings is consistent with the Company's liquidity needs because it anticipates that cash receipts from net premiums written and investment income will enable the Company to satisfy its cash obligations. Furthermore, a portion of the Company's bond portfolio is invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide monthly paydowns of bond principal.

At June 30, 1999, $106,778,000 or 56.0% of the Company's fixed maturity portfolio was invested in mortgage-backed and other asset backed securities. The Company invests in a variety of collateralized mortgage obligation ("CMO") products but has not invested in the derivative type of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company's CMO investments have an active secondary market and their effect on the Company's liquidity does not differ from that of other fixed maturity investments. The Company does not own any other derivative financial instruments.

At June 30, 1999, $7,799,000 of the Company's investment portfolio was invested in non-investment grade securities, an increase of $1,093,000 from $6,706,000 at December 31, 1998. Non investment grade securities represented 3.7% and 3.0% of the Company's investment portfolio at June 30, 1999 and December 31, 1998, respectively.

During the six months ended June 30, 1999, the Company repurchased 110,700 shares of its common stock. The Company is holding 489,100 shares of its common stock in treasury at June 30, 1999.

As a holding company, the Company is dependent on cash dividends from MNH to meet its obligations and pay any cash dividends. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's statutory policyholders' surplus as of the preceding December 31. The maximum amount of dividends that MNH could pay during any twelve month period ending in 1999 without the prior approval of the New Hampshire Insurance Commissioner is $5,058,000. MNH paid $3,400,000 in dividends to the Company during the six months ended June 30, 1999. During the three months ended June 30, 1999, the Company increased its quarterly cash dividend paid to stockholders from $.05 to $.10 per common share.

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

Industry and regulatory guidelines suggest that the ratio of a property-casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. MNH has consistently followed a business strategy that would allow it to meet this 3 to 1 regulatory guideline. For the first six months of 1999 MNH's ratio of net premiums written to statutory surplus, annualized for a full year, was 1.8 to 1.

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

Mutual is continuing to work with third party vendors to assess their ability to operate in the Year 2000, to assess third-party remediation plans, and to take steps to identify and transfer support to third party vendors who are Year 2000 compliant. Mutual contracts for the use of a disaster recovery site in Toronto, Canada, where it maintains information system back-up facilities to be used in the event of power outages or other causes of system failure. These facilities are tested quarterly to insure compliance with their intended purpose. Further, if circumstances such as a power outage at one of its five regional offices were to require, Mutual could transfer business normally processed at that location to other locations.

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

Relationship with Mutual
------------------------

The Company's and MNH's business and day-to-day operations are closely aligned with those of Mutual. This is the result of a combination of factors. Mutual has had a historical ownership interest in the Company and MNH. Prior to November 1986 MNH was a wholly-owned subsidiary of Mutual. Following the Company's initial public offering in November 1986 and until a secondary stock offering in July 1993 the Company was a majority-owned subsidiary of Mutual. Mutual currently owns 9.3% of the Company's common stock. Under the Management Agreement, Mutual provides the Company and MNH with all facilities and personnel to operate their business. The only officers of the Company or MNH who are paid full time employees are employees of Mutual whose services are purchased under the Management Agreement. Also, the operation of the Company's insurance business, which offers substantially the same lines of insurance as Mutual through the same independent insurance agents, creates a very close relationship among the companies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk
-----------

Market risk represents the potential for loss due to changes in the fair value of financial instruments. The market risk related to the Company's financial instruments primarily relates to its investment portfolio. The value of the Company's investment portfolio of $210,179,000 at June 30, 1999 is subject to changes in interest rates and to a lesser extent on credit quality. Further, certain mortgage-backed and asset-backed securities are exposed to accelerated prepayment risk generally caused by interest rate movements. If interest rates were to decline, mortgage holders would be more likely to refinance existing mortgages at lower rates. Acceleration of future repayments could adversely affect future investment income, if reinvestment of the accelerated receipts was made in lower yielding securities.

The table below provides information related to the Company's fixed maturity investments at June 30, 1999. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based upon the maturity date or, in the case of mortgage-backed and asset-backed securities, expected payment patterns. Actual cash flows could differ from those shown in the table.

Fixed Maturities
----------------

Expected Cash Flows of Principal Amounts ($ in 000's):


                                                                                                                TOTAL
                                                                                                           ------------------
                                                                                                           Amor-    Estimated
                                                                                                There-     tized      Market
Held to Maturity                     1999       2000         2001        2002        2003       after      Cost       Value
----------------                     ----       ----         ----        ----        ----       -----      ----       -----

U.S. Treasury securities and
       obligations of U.S.
       Government corporations
       and agencies              $      0    $  1,647    $      0    $      0    $      0    $      0    $  1,647   $  1,612
    Average interest rate             0.0%        5.4%        0.0%        0.0%        0.0%        0.0%         --         --

Mortgage & asset backed
       securities                     414       1,014         196       1,815       1,710       8,928      14,077     14,606
    Average interest rate             8.0%        8.0%        7.7%        7.7%        7.5%        7.3%         --         --
                                 --------    --------    --------    --------    --------    --------    --------   --------

Total                            $    414    $  2,661    $    196    $  1,815    $  1,710    $  8,928    $ 15,724   $ 16,218
                                 ========    ========    ========    ========    ========    ========    ========   ========

Available for Sale
------------------

U.S. Treasury securities and
       obligations of U.S.
       Government corporations
       and agencies              $      0    $  7,400    $ 18,604    $    350    $      0    $      0    $ 26,354   $ 26,203
    Average interest rate                                     0.0%        5.4%        5.5%        6.3%        0.0%       0.0%

Obligations of states and
       political subdivisions           0      11,854      10,721       1,709           0       1,230      25,514     25,765
    Average interest rate             0.0%        4.8%        4.9%        5.6%        0.0%        5.4%         --         --

Corporate securities                1,651       8,052       3,603      10,223       6,265         837      30,631     30,900
    Average interest rate             5.8%        5.5%        6.3%        7.1%        7.6%        8.6%         --         --

Mortgage & asset
       backed securities           16,662      22,201      26,492      16,925       3,568       6,531      92,379     92,172
    Average interest rate             6.8%        6.9%        6.9%        7.0%        7.1%        7.2%         --         --
                                 --------    --------    --------    --------    --------    --------    --------   --------

Total                            $ 18,313    $ 49,507    $ 59,420    $ 29,207    $  9,833    $  8,598    $174,878   $175,040
                                 ========    ========    ========    ========    ========    ========    ========   ========


                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

                  (a)   Exhibits

                  10-A Employee Retention Agreement between Robert M. Zak and Merchants Mutual Insurance Company dated as of March 1, 1999 (filed herewith). #

                  (11) Statement re computation of per share earnings (filed herewith).

                  (27)  Financial Data Schedule (filed herewith).

                  (b)   Reports on Form 8-K.

                             No reports on Form 8-K were filed during the period for which this report is filed.


                #  Indicates a management compensation plan or arrangement.


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

                                                 MERCHANTS GROUP, INC.
                                                 (Registrant)




Date: August 12, 1999                            By:/s/  Kenneth J. Wilson
                                                    ----------------------
                                                 Kenneth J. Wilson
                                                 Chief Financial Officer and
                                                 Treasurer (duly authorized
                                                 officer of the registrant and
                                                 chief accounting officer)