Form 10-Q
period 1999-09-30
MERCHANTS GROUP INC
filed 1999-11-12
CIK 803027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q
                                  -------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 29, 1999:

                        2,617,452 SHARES OF COMMON STOCK.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (in thousands)

                                                              December 31,     September 30,
                  ASSETS                                         1998               1999
                  ------                                      ----------      ------------
                                                                                (unaudited)
Investments:
  Fixed maturities:
    Held to maturity at amortized cost (fair value
        $17,756 in 1998 and $15,560 in 1999)                  $  17,000           $ 15,267
    Available for sale at fair value (amortized cost
        $178,641 in 1998 and $175,909 in 1999)                  180,784            175,228
  Preferred stock at fair value                                  10,373             13,153
  Other long-term investments at fair value                         735                659
  Short-term investments                                          6,280             10,015
                                                               --------           --------
             Total investments                                  215,172            214,322

Cash                                                                 16                  7
Interest due and accrued                                          1,923              1,994
Premiums receivable, net of allowance for doubtful
    accounts of $454 in 1998 and $429 in 1999                    20,629             19,774
Deferred policy acquisition costs                                12,390             12,364
Ceded reinsurance balances receivable                             9,741              5,654
Prepaid reinsurance premiums                                      2,629              3,072
Receivable from affiliate                                            --              2,477
Deferred federal income taxes                                     5,055              6,104
Other assets                                                      6,968              6,573
                                                               --------           --------
             Total assets                                      $274,523           $272,341
                                                               ========           ========







               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                       (in thousands except share amounts)

                                                            December 31,   September 30,
                                                               1998            1999
                                                            ---------       ---------
                                                                            (unaudited)
        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Reserve for losses and loss adjustment expenses          $ 136,685       $ 132,747
    Unearned premiums                                           49,382          49,728
    Payable for securities                                          --           4,946
    Demand loan                                                     --             500
    Payable to affiliate                                         1,321              --
    Other liabilities                                           15,352          14,940
                                                             ---------       ---------
             Total liabilities                                 202,740         202,861
                                                             ---------       ---------

Stockholders' equity:
    Common stock, 10,000,000 shares authorized,
        2,851,452 shares issued and outstanding at
        December 31, 1998 and 2,620,952 shares issued
        and outstanding  at September 30, 1999                      32              32
    Additional paid in capital                                  35,511          35,680
    Treasury stock, 378,400 shares at December 31, 1998
        and 620,900 shares at September 30, 1999                (7,097)        (12,580)
    Accumulated other comprehensive income (loss)                1,173            (273)
    Accumulated earnings                                        42,164          46,621
                                                             ---------       ---------
             Total stockholders' equity                         71,783          69,480
                                                             ---------       ---------


Commitments and contingent liabilities                              --              --

             Total liabilities and stockholders' equity      $ 274,523       $ 272,341
                                                             =========       =========








               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (in thousands except per share amounts)

                                                    Three Months                    Nine Months
                                                 Ended September 30,             Ended September 30,
                                                 1998           1999          1998            1999
                                               --------       --------       -------       ----------
                                                                   (unaudited)
Revenues:
    Net premiums earned                         $ 23,448       $ 24,040      $ 71,063       $ 71,226
    Net investment income                          3,317          3,280         9,938          9,759
    Net realized investment gains (losses)            (2)            53            (2)            60
    Other revenues                                    51             95           135            361
                                                --------       --------      --------       --------
             Total revenues                       26,814         27,468        81,134         81,406
                                                --------       --------      --------       --------


Expenses:
    Net losses and loss adjustment
        expenses                                  16,344         16,646        49,980         49,204
    Amortization of deferred policy
        acquisition costs                          6,214          6,371        18,832         18,875
    Other underwriting expenses                    2,215          2,084         6,337          6,022
                                                --------       --------      --------       --------
             Total expenses                       24,773         25,101        75,149         74,101
                                                --------       --------      --------       --------

Income before income taxes                         2,041          2,367         5,985          7,305
Income tax provision                                 558            717         1,636          2,156
                                                --------       --------      --------       --------
             Net income                         $  1,483       $  1,650      $  4,349       $  5,149
                                                ========       ========      ========       ========

Earnings per share:
    Basic                                       $    .51       $    .61      $   1.50       $   1.85
                                                ========       ========      ========       ========
    Diluted                                     $    .51       $    .61      $   1.49       $   1.85
                                                ========       ========      ========       ========


Weighted average shares outstanding:
    Basic                                          2,900          2,715         2,905          2,780
    Diluted                                        2,911          2,722         2,919          2,785






               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                 (in thousands)



                                                  Three Months                  Nine Months
                                                Ended September 30,         Ended September 30,
                                                1998          1999          1998           1999
                                               -------       -------       -------       -------
                                                                 (unaudited)

Net income                                     $ 1,483       $ 1,650       $ 4,349       $ 5,149
                                               -------       -------       -------       -------
Other comprehensive income before taxes:
    Unrealized gains (losses)
        on securities                              849          (980)        1,489        (2,153)
    Reclassification adjustment
        for gains and losses included
        in net income                              (13)          (53)          (13)          (38)
                                               -------       -------       -------       -------
Other comprehensive income (loss)
    before taxes                                   836        (1,033)        1,476        (2,191)
Income tax provision (benefit) related to
    items of other comprehensive income            284          (351)          502          (745)
                                               -------       -------       -------       -------
Other comprehensive income (loss)                  552          (682)          974        (1,446)
                                               -------       -------       -------       -------

Comprehensive income                           $ 2,035       $   968       $ 5,323       $ 3,703
                                               =======       =======       =======       =======









               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (in thousands)

                                                              Nine Months
                                                           Ended September 30,

                                                       1998                   1999
                                                    --------               --------
                                                               (unaudited)
Common stock, beginning and end                     $     32               $     32
                                                    --------               --------


Additional paid in capital:
    Beginning of period                               35,455                 35,511
    Exercise of common stock options                      56                    169
                                                    --------               --------
    End of period                                     35,511                 35,680
                                                    --------               --------

Treasury stock:
    Beginning of period                               (5,906)                (7,097)
    Purchase of treasury shares                         (589)                (5,483)
                                                    --------               --------
    End of period                                     (6,495)               (12,580)
                                                      ------                -------


Accumulated other comprehensive income (loss):
    Beginning of period                                1,061                  1,173
    Other comprehensive income (loss)                    974                 (1,446)
                                                    --------               --------
    End of period                                      2,035                   (273)
                                                    --------               --------

Accumulated earnings:
    Beginning of period                               36,820                 42,164
    Net income                                         4,349                  5,149
    Cash dividends                                      (435)                  (692)
                                                    --------               --------
    End of period                                     40,734                 46,621
                                                    --------               --------

             Total stockholders' equity             $ 71,817               $ 69,480
                                                    ========               ========




               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                 (in thousands)

                                                                           Nine Months
                                                                       Ended September 30,
                                                                   1998                   1999
                                                                 --------               --------
                                                                                      (unaudited)
Cash flows from operations:
    Collection of premiums                                       $ 70,822               $ 72,143
    Payment of losses and loss adjustment expenses                (51,599)               (49,525)
    Payment of other underwriting expenses                        (21,789)               (25,549)
    Investment income received                                     10,044                  9,813
    Investment expenses paid                                         (237)                  (265)
    Income taxes paid                                              (1,337)                (2,183)
    Other cash receipts                                               135                    362
                                                                 --------               --------
        Net cash provided by operations                             6,039                  4,796
                                                                 --------               --------
Cash flows from investing activities:
    Proceeds from fixed maturities sold or matured                 74,034                 75,074
    Purchase of fixed maturities                                  (71,584)               (69,767)
    Net increase in preferred stock                                    --                 (2,790)
    Net (increase) decrease in other long-term investments            (53)                    75
    Net increase in short-term investments                         (7,600)                (3,735)
    Disposition of equipment                                           --                    696
                                                                 --------               --------
        Net cash provided by (used in) investing activities        (5,203)                  (447)
                                                                 --------               --------

Cash flows from financing activities:
    Settlement of affiliate balances                                  152                 (3,798)
    Cash borrowed to purchase securities                               --                  4,946
    Increase in demand loan                                            --                    500
    Proceeds from exercise of common stock options                     56                    169
    Purchase of treasury stock                                       (589)                (5,483)
    Cash dividends                                                   (435)                  (692)
                                                                 --------               --------
        Net cash provided by (used in) financing activities          (816)                (4,358)
                                                                 --------               --------
        Increase (decrease) in cash and cash equivalents               20                     (9)
Cash:
    Beginning of period                                                10                     16
                                                                 --------               --------
    End of period                                                $     30               $      7
                                                                 ========               ========



               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    RECONCILIATION OF NET INCOME TO NET CASH

                             PROVIDED BY OPERATIONS

                                 (in thousands)

                                                                 Nine Months
                                                            Ended September 30,
                                                           1998              1999
                                                         -------            -------
                                                                 (unaudited)

Net income                                              $  4,349            $ 5,149

Adjustments:
    Depreciation and amortization (accretion)               (109)               (90)
    Realized investment gains (losses)                         2                (60)

(Increase) decrease in assets:
    Interest due and accrued                                 143                (71)
    Premiums receivable                                    1,065                855
    Deferred policy acquisition costs                        459                 26
    Ceded reinsurance balances receivable                   (226)             4,087
    Prepaid reinsurance premiums                              37               (443)
    Deferred federal income taxes                            840
    Other assets                                            (293)              (351)

Increase (decrease) in liabilities:
    Reserve for losses and loss adjustment expenses       (1,040)            (3,938)
    Unearned premiums                                     (1,770)               346
    Other liabilities                                      2,582               (412)
                                                         -------            -------
             Net cash provided by operations             $ 6,039            $ 4,796
                                                         =======            =======










               See Notes to the Consolidated Financial Statements

                                    MERCHANTS GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. PRINCIPLES  OF  CONSOLIDATION AND BASIS OF  PRESENTATION

The consolidated balance sheet as of September 30, 1999, the related consolidated statements of operations and of comprehensive income for the three months and nine months ended September 30, 1998 and 1999 and of changes in stockholders' equity and of cash flows for the nine months ended September 30, 1998 and 1999 are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of financial position and results of operations. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

2. RELATED PARTY TRANSACTIONS

The Company and MNH have no paid employees. Under a management agreement dated September 29, 1986 (the Management Agreement), Merchants Mutual Insurance Company (Mutual), which owns 9.7% of the Company's common stock at September 30, 1999, provides the Company and MNH with the facilities, management and personnel required to manage their day-to-day business. All underwriting, administrative, claims and investment expenses incurred on behalf of Mutual and MNH are shared under the Management Agreement on an allocated cost basis, determined as follows: for underwriting and administrative expenses, the respective share of total direct premiums written for Mutual and MNH serves as the basis of allocation; for claims expenses, the average number of outstanding claims is used; investment expenses are shared based on each company's share of total invested assets.

3. EARNINGS  PER  SHARE

Basic and diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each period, increased by the assumed exercise of 49,000 and 75,500 shares of common stock options for the three and nine month periods in 1999 and 1998, respectively, which would have resulted in 6,868 and 11,254 additional shares outstanding for the three month periods, respectively, and 4,913 and 13,366 additional shares outstanding for the nine month periods, respectively, assuming the proceeds to the Company from exercise were used to purchase shares of the Company's common stock at its average market value per share during the period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Total revenues for the nine months ended September 30, 1999 were $81,406,000, substantially unchanged from $81,134,000 for the nine months ended September 30, 1998.

Direct premiums written for the nine months ended September 30, 1999 were $75,097,000, an increase of $1,375,000 or 2%, from $73,722,000 for the nine months ended September 30, 1998. Voluntary direct premiums written for the nine months ended September 30, 1999 were $73,455,000, an increase of $4,068,000 or 6%, from $69,387,000 for the nine months ended September 30, 1998. Involuntary direct premiums written for the nine months ended September 30, 1999 were $1,642,000, a decrease of $2,693,000 or 62%, from $4,335,000 for the nine months ended September 30, 1998. Net premiums written for the nine months ended September 30, 1999 were $71,129,000, an increase of $1,799,000 or 3%, from
$69,330,000 for the nine months ended September 30, 1998.

Voluntary personal lines direct premiums written for the nine months ended September 30, 1999 were $28,948,000, a decrease of $634,000 or 2%, from $29,582,000 for the nine months ended September 30, 1998. Private passenger automobile (PPA) direct premiums written, which represented 77% and 78% of total voluntary personal lines direct premiums written for the nine months ended September 30, 1999 and 1998, respectively, decreased 4% from the year earlier period. Homeowners direct premiums written for the nine months ended September 30 ,1999 increased 6% compared to the nine months ended September 30, 1998.

The decrease in PPA direct premiums written was primarily the result of a 6% decrease in policies in force at September 30, 1999 compared to policies in force at September 30, 1998. The decrease in PPA direct written premiums related primarily to the Company's Long Island, New York and New Hampshire markets and resulted from the Company's decision not to price its PPA products competitively in these intensely competitive markets. Average premium per PPA policy at September 30, 1999 was relatively unchanged compared to September 30, 1998. The increase in homeowners direct premiums written resulted primarily from a 3% increase in policies in force at September 30, 1999 compared to policies in force at September 30, 1998. Average premium per homeowners policy was unchanged compared to September 30, 1998.

Voluntary commercial lines direct premiums written for the nine months ended September 30, 1999 were $44,507,000, an increase of $4,702,000 or 12%, from
$39,805,000 for the nine months ended September 30, 1998, primarily due to increases in commercial automobile (23%) and contractors coverall (20%) premiums written.

The increase in commercial auto direct premiums written was primarily due to a 19% increase in policies in force at September 30, 1999 compared to policies in force at September 30, 1998. The increase in commercial auto policies in force resulted primarily from a 25% improvement in the retention rate for this line of business as compared to the year earlier period. The increase in contractors coverall direct written premiums resulted primarily from a 17% increase in policies in force at September 30, 1999 compared to September 30, 1998. The increase in contractors coverall policies in force resulted primarily from a 69% increase in new business units (policies written for the first time) compared to the year earlier period.

Involuntary direct premiums written, primarily PPA insurance, which comprised 2% and 6% of all direct premiums written during the nine months ended September 30, 1999 and 1998, respectively, decreased because the New York Automobile Insurance Plan (NYAIP) continues to adjust assignments as a result of having over-assigned policies to the Company in 1997 and due to an overall decrease in the NYAIP pool of business.

Net premiums earned for the nine months ended September 30, 1999 were $71,226,000, substantially unchanged from $71,063,000 for the nine months ended September 30, 1998. A 4% increase in voluntary net earned premiums was offset by a 41% decrease in involuntary net earned premiums. The decrease in involuntary earned premiums resulted from the decrease in involuntary direct premiums written.

Net investment income was $9,759,000 for the nine months ended September 30, 1999, a decrease of 2% from $9,938,000 for the nine months ended September 30, 1998. The average pre-tax yield associated with the investment portfolio decreased 8 basis points to 6.36%. Average invested assets for the nine months ended September 30, 1999 were substantially unchanged compared to the year earlier period.

Losses and loss adjustment expenses (LAE) were $49,204,000 for the nine months ended September 30, 1999, a decrease of $776,000 or 2%, from $49,980,000 for the nine months ended September 30, 1998. The loss and LAE ratio decreased to 69.1% for the nine months ended September 30, 1999 from 70.3% for the nine months ended September 30, 1998. This decrease resulted from lower losses associated with private passenger and commercial automobile business in 1999 compared to 1998, partially offset by higher losses related to homeowners and businessowners premiums due to the severe winter weather that occurred in Western New York in early January 1999.

The ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned decreased to 35.0% for the nine months ended September 30, 1999 from 35.4% for the nine months ended September 30, 1998. Commissions, premium taxes and other state assessments that vary with the Company's premium volume represented 21.3% of net premiums earned in the nine months ended September 30, 1999 compared to 21.4% for the nine months ended September 30, 1998.

The Company's effective federal income tax rate for the nine months ended September 30, 1999 was 29.5%. This rate was calculated based upon the Company's estimate of its effective income tax rate for all of 1999. Non-taxable investment income, primarily tax-exempt income, reduced the Company's effective tax rate by approximately 5 percentage points.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

Total revenues for the three months ended September 30, 1999 were $27,468,000, an increase of $654,000, or 2%, from $26,814,000 for the three months ended September 30, 1998. The increase in total revenues earned resulted primarily from an increase in net earned premiums. Direct premiums written for the three months ended September 30, 1999 were $25,392,000, an increase of $1,004,000 or 4%, from $24,388,000 for the three months ended September 30, 1998.

Voluntary personal lines direct premiums written for the three months ended September 30, 1999 were $10,347,000, an increase of $109,000 or 1%, from $10,238,000 for the three months ended September 30, 1998. Private passenger automobile direct premiums written decreased 1% from the year earlier period. Homeowners direct premiums written for the three months ended September 30, 1999 increased 8% compared to the three months ended September 30, 1998.

Voluntary commercial lines direct premiums written for the three months ended September 30, 1999 were $14,444,000, an increase of $1,637,000, or 13%, from
$12,807,000 for the three months ended September 30, 1998, primarily due to increases in commercial automobile (25%) and contractors coverall (22%) premiums written.

Involuntary direct premiums written for the three months ended September 30, 1999 were $600,000, a decrease of $743,000, or 55%, from $1,343,000 for the three months ended September 30, 1998. Involuntary written premiums were affected by the adjustments in policy assignments made to the Company by the NYAIP and an overall decrease in the NYAIP pool of business.

Net investment income was $3,280,000 for the three months ended September 30, 1999, a $37,000, or 1%, decrease from $3,317,000 for the three months ended September 30, 1998, primarily due to a 1% decrease in average invested assets.

Losses and LAE were $16,646,000 for the three months ended September 30, 1999, a decrease of $302,000, or 2%, from $16,344,000 for the three months ended September 30, 1998. The loss and LAE ratio decreased to 69.2% for the three months ended September 30, 1999 from 69.7% for the three months ended September 30, 1998.

The ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned decreased to 35.2% for the three months ended September 30, 1999 from 35.9% for the three months ended September 30, 1998. Commissions, premium taxes and other state assessments that vary with the Company's premium volume represented 21.7% of net premiums earned in the three months ended September 30, 1999 compared to 20.9% for the three months ended September 30, 1998.

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

The Company's objectives with respect to its investment portfolio include maximizing total return while protecting policyholders' surplus and maintaining flexibility. Like other property and casualty insurers, the Company relies on premiums as a major source of cash, and therefore liquidity. Cash flows from the Company's investment portfolio, either in the form of interest or principal payments, are an additional source of liquidity. Because the duration of the Company's investment portfolio and liabilities are closely managed, increases or decreases in market interest rates are not expected to have a material effect on the Company's liquidity or its results of operations.

The Company generally designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as a component of accumulated other comprehensive income within stockholders' equity. During the nine months ended September 30, 1999 the Company recorded $1,446,000 of unrealized losses, net of tax, associated with its fixed maturity investments. At September 30, 1999, the Company recorded $273,000 of unrealized losses, net of tax, as accumulated other comprehensive income related to its investment portfolio.

At September 30, 1999, the Company's portfolio of fixed maturities represented 88.9% of invested assets. Management believes that this level of bond holdings is consistent with the Company's liquidity needs because it anticipates that cash receipts from net premiums written and investment income will enable the Company to satisfy its cash obligations. Furthermore, a portion of the Company's bond portfolio is invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide monthly paydowns of bond principal.

At September 30, 1999, $112,685,000, or 59.2%, of the Company's fixed maturity portfolio was invested in mortgage-backed and other asset backed securities. The Company invests in a variety of collateralized mortgage obligation ("CMO") products but has not invested in the derivative type of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company's CMO investments have an active secondary market and their effect on the Company's liquidity does not differ from that of other fixed maturity investments. The Company does not own any other derivative financial instruments.

At September 30, 1999, $10,889,000 of the Company's investment portfolio was invested in non- investment grade securities, an increase of $4,183,000 from $6,706,000 at December 31, 1998. Non investment grade securities represented 5.1% and 3.0% of the Company's investment portfolio at September 30, 1999 and December 31, 1998, respectively.

During the nine months ended September 30, 1999, the Company repurchased 242,500 shares of its common stock. The Company is holding 620,900 shares of its common stock in treasury at September 30, 1999.

In August 1999, the Company arranged for a $2,000,000 credit facility from a bank in the form of a master grid note. Any borrowings under this facility are payable on demand and carry an interest rate which can be fixed or variable and is negotiated at the time of each advance. This facility is available for general working capital purposes and for repurchases of the Company's common stock. At September 30, 1999, $500,000 was outstanding related to this loan.

As a holding company, the Company is dependent on cash dividends from MNH to meet its obligations and to pay any cash dividends. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's statutory policyholders' surplus as of the preceding December 31. The maximum amount of dividends that MNH could pay during any twelve month period ending in 1999 without the prior approval of the New Hampshire Insurance Commissioner is $5,058,000. MNH paid $5,000,000 in dividends to the Company during the nine months ended September 30, 1999.

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

Industry and regulatory guidelines suggest that the ratio of a property-casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. MNH has consistently followed a business strategy that would allow it to meet this 3 to 1 regulatory guideline. For the first nine months of 1999 MNH's ratio of net premiums written to statutory surplus, annualized for a full year, was 1.8 to 1.

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

The Company estimates that its share of the total expenses associated with becoming Year 2000 compliant is $300,000. Approximately $150,000 of the expenses have been for external costs, which include approximately $112,000 in outside consultant expenses and $38,000 for specific upgrades of software to address Year 2000 compliance, and $150,000 of the expenses have been for internal resources dedicated to achieving Year 2000 compliance. It is estimated that any remaining external or internal costs will not be material. The Company estimates its share of such costs incurred in 1999 to be $10,000, which has been expensed. There has not been a material impact on the Company's results of operations or financial condition as a result of information technology projects being deferred due to resource constraints caused by the Year 2000 project.

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

Mutual is continuing to work with third party vendors to assess their ability to operate in the Year 2000, to assess third-party remediation plans, and to take steps to identify and transfer support to third party vendors who are Year 2000 compliant. Mutual contracts for the use of a disaster recovery site in Toronto, Canada, where it maintains information system back-up facilities to be used in the event of power outages or other causes of system failure. These facilities are tested quarterly to insure compliance with their intended purpose. Further, if circumstances such as a power outage at one of its five regional offices were to occur, Mutual has developed a plan to transfer business normally processed at that location to other locations.

If the Company does not complete its Year 2000 program prior to the commencement of the Year 2000, if it fails to identify and remediate all critical Year 2000 problems, or if major suppliers or customers experience material Year 2000 problems, the Company's results of operations or financial condition could be materially affected.

MNH continues to evaluate the complex issues related to insurance coverage for losses arising from the various possible situations involving Year 2000 problems and its potential liability to its insureds. The Company believes that the coverages MNH provides do not extend to the types of losses which are most likely to occur as a result of Year 2000 problems. MNH uses coverage exclusion endorsements based on its evaluation of the potential exposure to Year 2000 problems for certain classes of commercial risks, and has adopted endorsements to its policies based on forms provided and filed for approval with various regulatory authorities by the Insurance Services Office, Inc. Use of these special endorsements is governed by the law and regulatory policies of states in which MNH is authorized to do business.

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

RELATIONSHIP WITH MUTUAL

The Company's and MNH's business and day-to-day operations are closely aligned with those of Mutual. This is the result of a combination of factors. Mutual has had a historical ownership interest in the Company and MNH. Prior to November 1986 MNH was a wholly-owned subsidiary of Mutual. Following the Company's initial public offering in November 1986 and until a secondary stock offering in July 1993 the Company was a majority-owned subsidiary of Mutual. Mutual currently owns 9.7% of the Company's common stock. Under the Management Agreement, Mutual provides the Company and MNH with all facilities and personnel to operate their business. The only officers of the Company or MNH who are paid full time employees are employees of Mutual whose services are purchased under the Management Agreement. Also, the operation of the

Company's insurance business, which offers substantially the same lines of insurance as Mutual through the same independent insurance agents, creates a very close relationship among the companies.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Market risk represents the potential for loss due to changes in the fair value of financial instruments. The market risk related to the Company's financial instruments primarily relates to its investment portfolio. The value of the Company's investment portfolio of $214,615,000 at September 30, 1999 is subject to changes in interest rates and to a lesser extent on credit quality. Further, certain mortgage-backed and asset-backed securities are exposed to accelerated prepayment risk generally caused by interest rate movements. If interest rates were to decline, mortgage holders would be more likely to refinance existing mortgages at lower rates. Acceleration of future repayments could adversely affect future investment income, if reinvestment of the accelerated receipts was made in lower yielding securities.

The table on the following page provides information related to the Company's fixed maturity investments at September 30, 1999. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based upon the maturity date or, in the case of mortgage-backed and asset-backed securities, expected payment patterns. Actual cash flows could differ from those shown in the table.

FIXED MATURITIES

Expected Cash Flows of Principal Amounts ($ in 000's):

                                                                                                                TOTAL
                                                                                                          -------------------
                                                                                                           Amor-     Estimated
                                                                                               There-      tized      Market
HELD TO MATURITY                     1999       2000        2001        2002        2003        After      Cost       Value
-----------------                 --------    --------    --------    --------    --------    --------    --------   --------
U.S. Treasury securities and
       obligations of U.S.
       Government corporations
       and agencies              $      0    $  1,647    $      0    $      0    $      0    $      0    $  1,647   $  1,609
    Average interest rate                         0.0%        5.4%        0.0%        0.0%        0.0%   0.0%----         --

Mortgage & asset backed
       securities                     270         701         196       1,815       1,710       8,928               13,62013,951
    Average interest rate             8.0%        8.0%        7.7%        7.7%        7.5%        7.3%         --         --
                                 --------    --------    --------    --------    --------    --------    --------   --------

Total                            $    270    $  2,348    $    196    $  1,815    $  1,710    $  8,928    $ 15,267   $ 15,560
                                 ========    ========    ========    ========    ========    ========    ========   ========

AVAILABLE FOR SALE

U.S. Treasury securities and
       obligations of U.S.
       Government corporations
       and agencies              $      0    $  7,400    $ 18,612    $    350    $      0    $      0    $ 26,362   $ 26,101
    Average interest rate                                                 0.0%        5.4%        5.5%        6.3%  0.0% 0.0

Obligations of states and
       political subdivisions           0       4,597       8,723       1,710           0      10,050      16,035     16,123
    Average interest rate             0.0%        4.8%        4.9%        5.6%        0.0%        5.4%         --         --

Corporate securities                    0       7,908       6,602      11,217       7,135         967      33,829     33,931
    Average interest rate             0.0%        5.5%        6.3%        7.1%        7.6%        8.6%         --         --

Mortgage & asset
       backed securities            7,060      22,083      37,422      17,893       4,224      11,001      99,683     99,073
    Average interest rate             6.8%        6.9%        6.9%        7.0%        7.1%        7.2%         --         --
                                 --------    --------    --------    --------    --------    --------    --------   --------

Total                            $  7,060    $ 41,988    $ 71,359    $ 31,170    $ 11,359    $ 12,973    $175,909   $175,228
                                 ========    ========    ========    ========    ========    ========    ========   ========



The above discussion and the amounts set forth in the table include forward-looking statements of market risk which assume that certain adverse market conditions may occur. Actual future market conditions may differ materially from such assumptions. Accordingly, the forward-looking statements should not be considered projections by the Company of future events.

                           PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

                  (a)    Exhibits

                  (11) Statement re computation of per share earnings (filed herewith).

                  (27) Financial Data Schedule (filed herewith).

                  (b) Reports on Form 8-K.

                  No reports on Form 8-K were filed during the period for which this report is filed.



                                * * * * * * * * *


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

                                             MERCHANTS GROUP, INC.
                                             (Registrant)




Date: November 12, 1999                     By:/s/  KENNETH J. WILSON
                                               ----------------------------
                                              Kenneth J. Wilson
                                              Chief Financial Officer and
                                              Treasurer (duly authorized
                                              officer of the registrant and
                                              chief accounting officer)