Form 10-K405
period 1999-12-31
MERCHANTS GROUP INC
filed 2000-03-30
CIK 803027

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                          COMMISSION FILE NUMBER 1-9640

                              MERCHANTS GROUP, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                       16-1280763
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

   250 MAIN STREET, BUFFALO, NEW YORK                      14202
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

As of February 29, 2000, 2,543,452 shares of common stock were outstanding. The aggregate market value of the common shares held by non-affiliates of Merchants Group, Inc. on February 29, 2000 was $47,054,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the definitive Proxy Statement for the 2000 Annual Meeting of stockholders are incorporated by reference into Part III.

                              MERCHANTS GROUP, INC.

                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 2000

                   PART I                                               PAGE #
                   ------                                               ------


ITEM 1.   BUSINESS.                                                        3

ITEM 2.   PROPERTIES.                                                     19

ITEM 3.   LEGAL PROCEEDINGS.                                              19

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             19

                   PART II
                   -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED               20
          STOCKHOLDER MATTERS.

ITEM 6.   SELECTED FINANCIAL DATA.                                        21

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL               23
          CONDITION AND RESULTS OF OPERATIONS.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES                        29
          ABOUT MARKET RISK.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.                    31

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                31
          ACCOUNTING AND FINANCIAL DISCLOSURE.

                   PART III
                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT              32

ITEM 11.  EXECUTIVE COMPENSATION.                                         32

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS                 32
          AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                 32

                   PART IV
                   -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND                    33
          REPORTS ON FORM 8-K.

                                     PART I

Item 1.  BUSINESS.

General
-------

      Merchants Group, Inc. (the "Company") was incorporated in August 1986 as a Delaware holding company which, through its wholly owned subsidiary Merchants Insurance Company of New Hampshire, Inc. ("MNH"), offers property and casualty insurance to preferred risk individuals and small to medium sized businesses in the northeastern United States.

Administration
--------------

      The Company and MNH operate and manage their business in conjunction with Merchants Mutual Insurance Company ("Mutual"), a New York domiciled mutual property and casualty insurance company, under a management agreement (the "Management Agreement"). Mutual owns 10.0% of the Company's issued and outstanding common stock. The Company and MNH do not have any operating assets and have no employees. Under the Management Agreement, Mutual provides the Company and MNH with the facilities, management and personnel required to operate their day-to-day business. All costs incurred by Mutual with respect to underwriting expenses are shared pro rata between Mutual and MNH based upon their annual direct premiums written, and unallocated loss adjustment expenses are allocated on the basis of the number of claims outstanding each month that are attributable to each company. All of Mutual's and MNH's investment expenses are shared pro rata based upon the average book value of the invested assets of each company. MNH also pays Mutual an annual management fee of $50,000. The Management Agreement requires that the Company and MNH pay Mutual 110% of Mutual's costs of providing them with non-insurance related services, and that the Company pay Mutual an annual fee of one half of one percent (.5%) of the average book value of the Company's invested assets exclusive of the Company's shares of MNH. Since the inception of the Management Agreement, Mutual has not provided the Company or MNH with any non-insurance related services.

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

      Any amendment to or modification of the Management Agreement must be approved by the New York Insurance Department (the "Department"). The Management Agreement provides that it may be terminated by any party to the agreement upon five years written notice. On July 23, 1998, the Company gave notice of its intention to terminate the Management Agreement to Mutual. Mutual and MNH have jointly developed and paid for all accounting, computer and insurance marketing systems used in their businesses. Upon termination of the Management Agreement, each company will have the right, at no cost, to obtain copies of all these systems, together with the right to use these systems in perpetuity.

Marketing
---------

      The Company markets its products through approximately 684 independent agents, which also represent Mutual. The Company's primary marketing efforts are directed to those independent agents that are dedicated to providing superior service to their customers. The Company believes the opportunity for growth exists through further penetration of agencies that are strategically aligned with the Company's commitment to growth in its targeted markets.

      The Company believes that as a regional insurance company it has certain advantages, including a closer relationship with its agents and a better knowledge of its operating territories, that enable it to compete effectively against larger regional and national carriers. The Company believes it distinguishes itself from its competitors by providing its agents and policyholders with superior service and ease of doing business, products that target certain segments of the commercial and personal insurance markets, and an agents' compensation program which, in addition to standard commission rates, provides agents with a profit sharing plan.

      The Company services its agents from five Strategic Business Centers and from its home office in Buffalo, New York. The Strategic Business Centers are located in the Company's operating territories and focus primarily on policy sales and underwriting. The manager of a Strategic Business Center appoints new agents, agrees upon annual unit sales and premium objectives with the principal of the agency, and ensures that the principal of the agency communicates these objectives to the agency's sales staff. Strategic Business Center managers and Territorial Managers, or "TM's," develop customized business plans for each agent, which identify the opportunities to increase business and the actions required to achieve the objectives agreed to by the agent and the Company.

      TM's meet with targeted agents' sales staff on a frequent basis to underwrite the Company's renewal policies, as well as to solicit policies new to the agent and/or to the Company. TM's are equipped with electronic technology to provide prompt and efficient pricing and communication and can provide quotes for all lines of business at the agents' offices. The Company believes personal contact between TM's, who have underwriting authority, and an agent's sales staff provides the Company with a competitive advantage compared to many other property and casualty insurers, whose field representatives have limited or no underwriting authority. By placing an underwriting decision maker in the agent's office, and thereby simplifying the underwriting process, the Company believes it can maintain and improve the retention rate on its renewal policies, as well as attract new policies.

      Each Strategic Business Center has an Agents' Advisory Council that meets at least twice a year. The Advisory Councils provide a forum for the Company and its agents to discuss issues of mutual interest, and to assure that the agents' business needs are being met. Additionally, the Chairpersons of the Advisory Councils from each Strategic Business Center meet twice each year with senior officers of MNH.

      In addition to standard commissions paid as a percentage of premiums written, the Company's agents are eligible to participate in the Agents' Profit Sharing Plan. This plan rewards agents based on premiums written and the loss and allocated loss adjustment expense ("LAE") ratio on business placed by the agent with the Company. Payments under the Agents' Profit Sharing Plan for 1999 totaled $2,375,000, or 2.4% of total direct premiums written. The Company believes the terms of its

Agents' Profit Sharing Plan encourage its agents to increase the volume of profitable business they place with the Company.

      Unlike many of its competitors, the Company pays the same commission rate on policies billed directly to the insured by the Company and on policies billed to the agent and, in turn, re-billed to the insured by the agent. By offering to bill the insured directly for both personal and commercial policies, the Company helps its agents minimize their administrative costs without a reduction in commission income. Approximately 90% of the voluntary premiums written by the Company in 1999 were billed directly to policyholders.

      In order to assist its independent agents to compete more effectively with insurance companies that have direct sales forces, and to strengthen its relationship with those agents, the Company provides advanced automation services. In 1999, the Company introduced the Merchants MerLink(TM) system. MerLink(TM) enables independent agents to submit policies to Merchants over the Internet using their existing business computer and software, and to have these submissions automatically update the Company's insurance policy processing system. The benefits to agents are simplified client management, more time available for sales activities, and fewer errors. Currently, the Company is using MerLink(TM) for policy transactions with approximately 82 agents for private passenger automobile and homeowners' policies. The Company plans to offer MerLink(TM) capability for commercial lines insurance policies during the first half of 2000. The Company believes that developing automation capabilities to facilitate the sharing of information with its agents will improve its competitive position compared to other property and casualty insurers that do not have such capabilities.

Insurance Underwriting
----------------------

      The Company is licensed to issue insurance policies in 13 states, primarily in the northeastern United States. In 1999, net premiums written totaled $94,470,000, with 58% of the net premiums written derived from commercial lines of insurance and 42% from personal lines of insurance.

      The following table sets forth the distribution of the Company's direct premiums written by state for the years indicated:

                                                 Years Ended December 31,
                                                 ------------------------

                                            1997            1998            1999
                                            ----            ----            ----
New York                                     66%             65%             64%
New Jersey                                   15              18              19
New Hampshire                                10               9               8
Rhode Island                                  3               3               4
Pennsylvania                                  2               2               2
Massachusetts                                 2               2               2
Other                                         2               1               1
                                            ---             ---             ---
      Total                                 100%            100%            100%
                                            ===             ===             ===

      The Company is licensed to underwrite most major lines of property and casualty insurance. It issues policies primarily to preferred risk individuals and small to medium sized commercial risks. In general, the Company does not insure risks that involve a high potential of loss or have a long-tail reporting period. The types of risks insured in the Company's lines of business include:

         o Personal automobile - full coverage of family-owned standard performance automobiles, generally requiring drivers with good driving records during the past three years.

         o Homeowners' - properties generally with no losses in the last three years that are less than 30 years old and valued between $125,000 and $500,000.

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

      Agents of the Company are also agents of Mutual, which generally sells the same lines of insurance as the Company to standard risk individuals and businesses. Applicants that meet the Company's preferred risk criteria are issued policies by the Company. Applicants that do not meet the Company's underwriting criteria, but which meet the less restrictive criteria of Mutual, are issued policies by Mutual, generally at higher premium rates. From 1993 through 1995, under a quota share reinsurance agreement with Mutual, MNH assumed 10% of the standard risks insured by Mutual, which would not generally meet MNH's more stringent underwriting guidelines. The terms of that agreement allow Mutual to reduce its cessions to MNH to 0% of Mutual's direct voluntary premiums written for any calendar year prior to the beginning of that calendar year. Mutual has not ceded any of its voluntary direct written premiums to MNH under this agreement since 1995 and has informed the Company that it will not cede any of its voluntary direct written premiums to MNH in 2000.

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

      The following table shows, for each of the years in the three year period ended December 31, 1999 (i) the amount of the Company's net premiums written attributable to various personal lines and commercial lines and (ii) underwriting results attributable to each such line as measured by the calendar year loss ratio for such line. The loss ratio is the ratio of incurred losses to net premiums earned for a given period.

                                                                      Year ended December 31,
                               ------------------------------------------------------------------------------------------------
                                             1997                              1998                             1999
                               ------------------------------------------------------------------------------------------------
                                Premiums                         Premiums                        Premiums
                                Written                          Written                         Written
                               ------------------------------------------------------------------------------------------------
                                                       Loss                               Loss                             Loss
                                Amount        %       Ratio       Amount        %        Ratio    Amount         %        Ratio
                               ------------------------------------------------------------------------------------------------
                                                                     (dollars in thousands)
Personal
      Auto Liability           $26,187      27.0%      69.7%     $21,394      23.1%      79.3%    $18,915      20.0%      77.1%
      Auto Physical Damage      13,570      14.0       45.8       13,199      14.2       45.8      12,328      13.1       49.0
      Homeowners'
          Multi-Peril            7,789       8.0       35.7        8,066       8.7       36.5       8,630       9.1       56.2
                               -------     -----                 -------     -----                -------     -----

          Total                 47,546      49.0       57.5       42,659      46.0       61.8      39,873      42.2       64.1

Commercial
      Auto Liability            12,377      12.8      100.7       12,986      14.0       41.5      14,816      15.7       50.9
      Auto Physical Damage       2,948       3.1       45.8        3,025       3.3       49.8       3,819       4.1       54.7
      Commercial
          Multi-Peril           21,287      22.0       44.6       21,878      23.6       49.5      22,854      24.2       69.5
      Workers'
          Compensation           7,070       7.3      169.0        7,159       7.7       87.8       7,692       8.1       22.0
      Other Lines                5,583       5.8        6.0        5,051       5.4       39.1       5,416       5.7       37.6
                               -------     -----                 -------     -----                -------     -----

          Total                 49,265      51.0       73.6       50,099      54.0       50.6      54,597      57.8       53.7
                               -------     -----                 -------     -----                -------     -----

Total Personal &
      Commercial               $96,811     100.0%      65.7      $92,758     100.0%      56.5     $94,470     100.0%      58.2
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

      The following table sets forth the composition of voluntary direct premiums written for 1995 through 1999:

                                          Year Ended December 31,
                                          -----------------------
                            1995        1996        1997        1998        1999
                            ----        ----        ----        ----        ----
Commercial                   62%         60%         57%         58%         61%
Personal                     38          40          43          42          39
                            ---         ---         ---         ---         ---
Total                       100%        100%        100%        100%        100%
                            ===         ===         ===         ===         ===

Commercial Lines
----------------

      The Company's commercial business is primarily retail and mercantile in nature and generally consists of small to medium sized, low hazard commercial risks which as a group have relatively stable loss ratios. The Company's underwriting criteria exclude lines of business and classes of risks that are considered by the Company to be high hazard or volatile, or which involve latent injury potential or other long-tail liability exposures. Although the commercial underwriting objectives of the Company and Mutual are similar, the Company has refined its selection criteria to include specific classes of businesses, occupancies, and operations with lower hazard ratings, which present a relatively lower exposure to loss and are charged a correspondingly lower premium. The Company offers specialized products within the commercial multi-peril line such as the Contractors Coverall Plus for artisan and trade contractors, and BusinessElite for specified retail, service and office risks.

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

      The Company and Mutual have developed automated underwriting procedures for personal automobile, homeowners and certain commercial lines of business, which perform an initial review of policy applications based upon established underwriting guidelines. Applications that do not meet the guidelines for automated acceptance are either referred to underwriters who review the applications and assess exposure, or rejected if the risk characteristics are such that neither the Company nor Mutual would accept the applicant.

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

      The Company's gross (direct and assumed) premiums written attributable to involuntary policies were $12,719,000, $6,036,000 and $3,726,000 in 1997, 1998 and 1999, respectively, mostly in New York. The Company is unable to predict the level of its annual involuntary business for 2000 or future years.

Claims
------

      Insurance claims on policies written by the Company are investigated and settled by claims adjusters employed by Mutual pursuant to the Management Agreement. The Company and Mutual maintain several claims offices within their operating territories. In areas where there is insufficient claim volume to justify the cost of internal claims staff, the Company and Mutual use independent appraisers and adjusters to investigate claims. The Company's claims policy emphasizes timely investigation of claims, settlement of valid claims for equitable amounts, maintenance of adequate reserves for claims and control of external claims adjustment expenses. In order to support its claims policy, the Company has implemented a program designed to ensure that as soon as practical, claims are assigned an accurate value based on available information. The program includes the centralization of certain branch claims operations and an emphasis on the training of claims adjusters and supervisors by senior claims staff. This claims policy is designed to support the Company's marketing policy and provide agents and policyholders with prompt service and support.

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

Loss and LAE Reserves
---------------------

      The Company, like other insurance companies, establishes reserves for losses and LAE. These reserves are estimates intended to cover the probable ultimate cost of settling all losses incurred and unpaid, including those losses not yet reported to the Company. An insurer's ultimate liability is likely to differ from its interim estimates because during the life of a claim, which may be many years, additional facts affecting an insurer's liability may become known. The reserves of an insurer are frequently adjusted based on monitoring by the insurer and periodic review by state insurance departments. The Company retains an independent actuarial firm to satisfy state insurance departments' requirements with respect to the certification of reserves for losses and LAE.

      Loss reserves are established for known claims based on the type and circumstance of the loss and the results of similar losses. For claims not yet reported to the Company, loss reserves are based on statistical information from previous experience periods adjusted for inflation, trends in court decisions and economic conditions. LAE reserves are intended to cover the ultimate cost of investigating all losses that have occurred and defending lawsuits, if any, arising from these losses. LAE reserves are evaluated periodically using statistical techniques which compare current costs with historical data. Inflation is implicitly reflected in the reserving process through analysis of cost trends and review of historical reserve results. With the exception of workers' compensation claims, loss reserves are not discounted for financial statement purposes.

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

      The Company has recorded changes in reserves for prior accident year losses in most years. In 1997, the Company increased its reserves for prior years by $4,508,000 primarily due to higher than anticipated severity of claims on workers' compensation policies. In 1998 and 1999, the Company decreased its reserves for prior years by $2,145,000 and $3,749,000, respectively, primarily due to favorable loss experience related to automobile liability policies in 1998 and workers compensation policies in 1999.

      The following table sets forth the changes in the reserve for losses and LAE for 1997, 1998 and 1999.

                                                                 Year Ended December 31,
                                                                 -----------------------

                                                            1997         1998           1999
                                                            ----         ----           ----
                                                                    (in thousands)
Reserve for losses and LAE at beginning of year           $133,479     $141,205       $136,685
      Less reinsurance recoverables                          7,219       10,372          9,816
                                                          --------     --------       --------
      Net balance at beginning of year                     126,260      130,833        126,869
                                                          --------     --------       --------

Provision for losses and LAE for claims occurring in:
      Current year                                          67,119       67,379         69,835
      Prior years                                            4,508       (2,145)        (3,749)
                                                          --------     --------       --------
                                                            71,627       65,234         66,086
                                                          --------     --------       --------

Losses and LAE payments for claims occurring in:
      Current year                                          26,100       26,765         28,330
      Prior years                                           40,954       42,433         37,125
                                                          --------     --------       --------
                                                            67,054       69,198         65,455
                                                          --------     --------       --------

Reserve for losses and LAE at end of year, net             130,833      126,869        127,500
      Plus reinsurance recoverables                         10,372        9,816          6,026
                                                          --------     --------       --------
      Balance at end of year                              $141,205     $136,685       $133,526
                                                          ========     ========       ========

      The first line of the following table presents, as of the end of the year at the top of each column, the estimated amount of unpaid losses and LAE for claims arising in that year and in all prior years, including claims that had occurred but were not yet reported to the Company. For each column, the rows of the table present, for the same group of claims, the amount of unpaid losses and LAE as re-estimated as of the end of each succeeding year. The estimate is modified as more information becomes known about the number and severity of claims for each year. The "cumulative redundancy (deficiency)" represents the change in the estimated amount of unpaid losses and LAE from the end of the year at the top of each column through the end of 1999.

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

                                                              Year Ended December 31,
                                                              -----------------------

                         1989     1990     1991      1992      1993      1994       1995      1996      1997      1998
                         ----     ----     ----      ----      ----      ----       ----      ----      ----      ----
                                                                  (in thousands)
Liability for losses and LAE:

                        $66,892  $71,222  $77,274  $ 86,159  $ 89,939  $ 97,614   $113,718  $126,260  $130,781  $126,820

Liability re-estimated as of:
One year later           75,614   77,548   80,841    88,284    94,921   108,659    120,550   130,768   128,636   123,071
Two years later          76,310   75,987   81,743    91,224   100,607   113,091    128,192   133,029   130,498
Three years later        73,578   78,106   83,693    95,396   106,382   121,051    129,724   132,948
Four years later         75,672   79,563   87,105    99,779   112,983   121,791    131,647
Five years later         76,746   81,308   90,428   104,699   112,963   122,886
Six years later          77,026   84,530   92,370   104,808   112,963
Seven years later        79,690   85,219   93,046   105,183
Eight years later        79,890   84,765   93,346
Nine years later         79,415   84,896
Ten years later          80,020

Cumulative Redundancy (Deficiency):
                      $ (13,128) (13,674) (16,072) (19,024)   (23,024)  (25,272)   (17,929)   (6,688)      283     3,749
                      %   (19.6)   (19.2)   (20.8)   (22.1)     (25.6)    (25.9)     (15.8)     (5.3)       .2       3.0

Paid (Cumulative) as of:
One year later           32,538   32,666   30,082   35,724     34,551    36,916     38,549    40,954    42,433    37,125
Two years later          47,816   47,339   50,490   56,003     56,965    60,074     64,323    69,035    66,477
Three years later        58,489   61,585   63,925   69,863     72,963    77,982     84,638    86,364
Four years later         66,466   70,219   72,917   80,156     83,998    91,948     96,491
Five years later         71,322   75,018   79,374   86,808     93,295    99,171
Six years later          73,558   78,398   82,602   91,919     96,949
Seven years later        75,822   79,884   84,707   94,022
Eight years later        76,683   80,706   85,920
Nine years later         76,996   81,320
Ten years later          77,351

      The loss and LAE reserves reported in the Company's consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP") differ from those reported in the statements filed by MNH with the New Hampshire Insurance Department in accordance with statutory accounting principles ("STAT") as follows:

                                                         As of December 31,
                                                        ---------------------
                                                   1997         1998         1999
                                                   ----         ----         ----
                                                           (in thousands)
Loss and LAE reserves on a STAT basis            $130,781     $126,820     $127,458
Adjustments:
      Ceded reinsurance balances recoverable       10,372        9,816        6,026
      Write-down of reinsurance recoverable            52           49           42
                                                 --------     --------     --------
Loss and LAE reserves on a GAAP basis            $141,205     $136,685     $133,526
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

      In 1987, the Company and its primary reinsurer agreed to limit the losses which could be recovered by the Company under its excess of loss treaties for the 1980 through 1986 accident years in exchange for a cap on retrospective premiums due to the reinsurer. At December 31, 1999, recoverable losses exceeded the cap and the excess losses have been retained by the Company.

      Effective January 1, 1993, Mutual and MNH entered into a quota share reinsurance agreement under which MNH may assume up to 10% of Mutual's direct voluntary written premiums and related losses and allocated LAE in exchange for a reinsurance commission of 35%. The agreement also provides for MNH to pay a contingent commission to Mutual equal to any underwriting profit on the premiums assumed. Mutual pays the ceded premiums, net of commissions and paid losses, to MNH on a monthly basis and MNH invests these funds and earns investment income. To the extent commissions and paid losses exceed premiums, MNH is required to pay the net monthly balance to Mutual. The agreement may be terminated by either party effective as of any January 1 with the prior approval of the New York Superintendent of Insurance and upon six months' notice to the other party. In addition, the agreement may be terminated by MNH at any time if any amount payable to MNH by Mutual becomes more than 90 days overdue or if there is a change in control of Mutual approved by the New York Superintendent of Insurance. Further, the agreement allows Mutual to reduce its cessions to MNH from a maximum of 10% to a minimum of 0% of Mutual's direct voluntary premiums written for any calendar year prior to the beginning of that calendar year. Mutual has not ceded any portion of its direct voluntary written premiums to MNH since 1995 and has informed the Company that it will not cede any voluntary direct written premiums to MNH in 2000.

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

      The Company had $15,982,000 of tax-exempt bonds in its investment portfolio at December 31, 1999. The Company believes these tax-exempt bonds are of high quality (rated A or better) and, at the time of purchase, offered an after-tax total return greater than comparable taxable securities.

      At December 31, 1999, the Company had $2,544,000 of short-term investments with maturities less than 30 days, and $11,082,000 of non-investment grade securities. These non-investment grade securities represented 5% of the investment portfolio as compared to $6,706,000, or 3%, of the investment portfolio at December 31, 1998.

      The table below gives information regarding the Company's investments as of the dates indicated.

                                                                 As of December 31,
                                       ------------------------------------------------------------------
                                               1997                    1998                    1999
                                       ------------------------------------------------------------------
                                        Amount       %          Amount        %         Amount        %
                                        ------       -          ------        -         ------        -
                                                              (dollars in thousands)
Fixed Maturities (1):
      U.S. Government and Agencies     $ 48,734      23.2%     $ 30,392      14.1%     $ 27,663      13.0%
      Corporate Bonds                   117,060      55.7       140,326      65.2       152,984      71.9
      Tax-Exempt Bonds                   28,764      13.7        27,066      12.6        15,982       7.5
                                       --------     -----      --------     -----      --------     -----
          Total Bonds                   194,558      92.6       197,784      91.9       196,629      92.4
Preferred stocks (2)                     10,582       5.0        10,373       4.9        12,941       6.1
Short-Term Investments (3)                4,470       2.1         6,280       2.9         2,544       1.2
Other (4)                                   634        .3           735        .3           797        .3
                                       --------     -----      --------     -----      --------     -----
Total Invested Assets                  $210,244     100.0%     $215,172     100.0%     $212,911     100.0%
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

      The table below sets forth the Company's net investment income and net realized gains and losses, excluding the effect of income taxes, for the periods shown:


                                                       Year Ended December 31,
                                                       -----------------------
                                                 1997           1998           1999
                                                 ----           ----           ----
                                                       (dollars in thousands)
Average investments (1)                        $202,041      $ 211,272       $211,596
Net investment income                            12,770         13,277         13,147
Net investment income as a percentage
    of average investments (2)                      6.3%           6.3%           6.2%

Net realized gains (losses) on investments     $    112      $      (2)      $     60

(1)      At amortized cost.

(2) The taxable equivalent yield for the years ended December 31, 1997, 1998 and 1999 was 6.9%, 6.8%, and 7.0%, respectively, assuming an effective tax rate of 34%.

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

                                                       As of December 31,
                             ------------------------------------------------------------------
                                      1997                   1998                    1999
                             ------------------------------------------------------------------
                              Amount         %        Amount        %         Amount         %
                              ------         -        ------        -         ------         -
                                                   (dollars in thousands)
1 year or less               $ 47,499      24.4%     $ 51,892      26.2%     $ 49,742      25.3%
1 year through 5 years        116,508      59.9       126,631      64.0       132,421      67.4
5 years through 10 years       27,877      14.3        17,721       9.0        12,619       6.4
More than 10 years              2,674       1.4         1,540        .8         1,847        .9
                             --------     -----      --------     -----      --------     -----
      Total                  $194,558     100.0%     $197,784     100.0%     $196,629     100.0%
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

      The Company depends on cash dividends from MNH to pay cash dividends to its stockholders and to meet its expenses. MNH is subject to New Hampshire state insurance laws which restrict its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's policyholders' surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve month period ending in 2000 without the prior approval of the New Hampshire Insurance Commissioner is $5,328,000. MNH paid the maximum allowable dividend to the Company in 1999. Dividends were paid in January 1999, May 1999 and September 1999, of $2,100,000, $1,400,000 and $1,600,000,
respectively. MNH paid a dividend of $2,200,000 to the Company on February 14, 2000 and as such is restricted from paying another dividend to the Company until May, 2000.

      In certain states in which it operates, MNH is required to maintain deposits with the appropriate regulatory authority to secure its obligations under certain insurance policies written in the jurisdiction. At December 31, 1999, investments of MNH having a par value of $1,900,000 were on deposit with regulatory authorities.

      MNH and Mutual are required to file detailed annual reports with the appropriate regulatory agency in each of the states in which they do business. Their business and accounts are subject to examination by such agencies at any time, and the laws of many states require periodic examination. The State of New Hampshire Insurance Department most recently examined the accounts of MNH as of December 31, 1997. MNH's annual report as of that date was accepted as submitted, without adjustment.

      In 1993 the National Association of Insurance Commissioners ("NAIC") adopted a risk-based capital measurement formula to be applied to all property and casualty insurance companies. The formula calculates a minimum required statutory net worth, based on the underwriting, investment, credit, loss reserve and other business risks inherent in an individual company's operations. Any insurance company that does not meet threshold risk-based capital measurement standards could be forced to reduce the scope of its operations and ultimately could become subject to statutory receivership proceedings. MNH's capital substantially exceeds the statutory minimum as determined by the risk-based capital measurement formula as of December 31, 1999.

      The NAIC has established eleven financial ratios (the Insurance Regulatory Information System, or "IRIS") to assist state insurance departments in their oversight of the financial condition of insurance companies operating in their respective states. The NAIC calculates these ratios based on information submitted by insurers on an annual basis and shares the information with the applicable state insurance departments. The ratios relate to leverage, profitability, liquidity and loss reserve development. Each of the Company's ratios for 1999 falls within the usual or acceptable range as published by the NAIC.

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

Employees
---------

      The Company has no employees. At December 31, 1999, Mutual had 346 full-time equivalent employees. The Company believes that Mutual's relationship with its employees is satisfactory.

Item 2.  PROPERTIES.

      Although the Company has no facilities, it benefits from the facilities of Mutual pursuant to the Management Agreement, under which the Company is charged a proportionate share of the costs of such facilities.

      The Company's corporate headquarters are located in Buffalo, New York in a building owned by Mutual that contains approximately 113,000 square feet of office space. Mutual also has regional underwriting and/or claims office facilities in Buffalo, Albany and Hauppauge, New York; Manchester, New Hampshire; and Moorestown, New Jersey. All of the offices except the Buffalo office are leased.

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

1999:                                                  High                Low
-----                                                  ----                ---
Fourth Quarter                                        $20.13              $19.50
Third Quarter                                          24.38               22.38
Second Quarter                                         22.38               21.25
First Quarter                                          22.50               21.00

1998:                                                  High                Low
-----                                                  ----                ---
Fourth Quarter                                        $21.75              $18.50
Third Quarter                                          24.38               19.25
Second Quarter                                         26.25               23.63
First Quarter                                          22.75               19.75

       The number of stockholders of record of the Company's Common Stock as of February 29, 2000 was 104. Securities held by nominees are counted as one stockholder of record.

       The Company has paid a quarterly cash dividend to its common stockholders since the third quarter of 1993. Continued payment of this dividend and its amount will depend upon the Company's operating results, financial condition, capital requirements and other relevant factors, including legal restrictions applicable to the payment of dividends by its insurance subsidiary, MNH.

       As a holding company, the Company depends on dividends from its subsidiary, MNH, to pay cash dividends to its stockholders. MNH is subject to New Hampshire state insurance laws which restrict its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's policyholders' surplus as of the preceding December 31. The maximum amount of dividends that MNH could pay during any twelve month period ending in 2000 without prior approval of the New Hampshire Insurance Commissioner is $5,328,000.

Item 6.  SELECTED FINANCIAL DATA.

       The selected financial data set forth in the following table for each of the five years in the period ended December 31, 1999 have been derived from the audited consolidated financial statements of the Company.

                                                                             Year Ended December 31,
                                                      ------------------------------------------------------------------
                                                        1995           1996           1997         1998           1999
                                                        ----           ----           ----         ----           ----
                                                                  (in thousands, except per share amounts)
Net premiums written                                  $ 97,577       $ 96,622       $ 96,811     $ 92,758       $ 94,470
                                                      ========       ========       ========     ========       ========

Net premiums earned                                   $ 94,749       $ 95,752       $ 96,054     $ 93,540       $ 94,775
Net investment income                                   10,368         11,724         12,770       13,277         13,147
Net realized investment gains (losses)                    (832)           996            112           (2)            60
Other revenues                                             259            172            214          153            434
                                                      --------       --------       --------     --------       --------
     Total revenues                                    104,544        108,644        109,150      106,968        108,416
                                                      --------       --------       --------     --------       --------
Net losses and loss adjustment expenses                 78,195         79,603         71,627       65,234         66,086
Amortization of deferred policy acquisition costs       25,458         25,374         25,454       24,788         25,115
Other underwriting expenses                              7,709          6,700          6,647        8,689          7,552
                                                      --------       --------       --------     --------       --------
Total expenses                                         111,362        111,677        103,728       98,711         98,753
                                                      --------       --------       --------     --------       --------
Income (loss) before income taxes                       (6,818)        (3,033)         5,422        8,257          9,663
Provision (benefit) for income taxes                    (2,999)        (1,885)         1,224        2,334          2,870
                                                      --------       --------       --------     --------       --------
Net income (loss)                                     $ (3,819)      $ (1,148)      $  4,198     $  5,923       $  6,793
                                                      ========       ========       ========     ========       ========
Earnings (loss) per share:
Basic                                                 $  (1.19)      $   (.36)      $   1.41     $   2.05       $   2.48
                                                      ========       ========       ========     ========       ========
Diluted                                               $  (1.19)      $   (.36)      $   1.41     $   2.04       $   2.48
                                                      ========       ========       ========     ========       ========
Weighted average number of shares
     outstanding:
Basic                                                    3,214          3,174          2,973        2,895          2,738
Diluted                                                  3,219          3,182          2,980        2,904          2,743

Balance Sheet Data: (at year end)
------------------- -------------
Total investments                                     $192,218       $201,597       $210,244     $215,172       $212,911
Total assets                                           252,808        262,123        273,974      274,523        269,523
Reserve for losses and loss
     adjustment expenses                               119,722        133,479        141,205      136,685        133,526
Unearned premiums                                       48,773         49,710         50,406       49,382         49,616
Stockholders' equity                                    69,970         65,029         67,462       71,783         69,387

Dividend Data:
--------------
Cash dividend per common share                        $    .20       $    .20       $    .20     $    .20       $    .35

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1999 Compared to 1998.
----------------------

       Total revenues for 1999 were $108,416,000, an increase of $1,448,000, or 1%, from $106,968,000 in 1998.

       Direct premiums written for 1999 were $100,227,000, an increase of $1,271,000, or 1%, from $98,956,000 in 1998. Net written premiums for 1999 were
$94,470,000, an increase of $1,712,000, or 2%, from $92,758,000 in 1998.

       Voluntary personal lines direct premiums written for 1999 were $38,493,000, a decrease of 3% from $39,518,000 in 1998. Private passenger automobile direct premiums written, which comprised 76% and 78% of total voluntary personal lines direct premiums written in 1999 and 1998, respectively, decreased 5% in 1999 compared to 1998 primarily due to fewer new policies and renewal policies retained resulting from price-based market competition. Voluntary private passenger automobile policies in force at December 31, 1999, decreased 7% compared to December 31, 1998. Homeowners direct premiums written increased 6% in 1999 compared to 1998 due to a 9% increase in policies in force resulting from an increase in new business units in 1999 as compared to 1998.

       Voluntary commercial lines direct premiums written for 1999 were $59,621,000, an increase of 10% from $54,246,000 in 1998. This increase resulted primarily from a $3,173,000, or 21%, increase in commercial auto direct premiums written, a $573,000, or 8%, increase in workers' compensation direct premiums written and a $1,406,000, or 22%, increase in contractors coverall direct premiums written.

       The increase in commercial auto direct premiums written was primarily due to a 25% increase in policies in force at December 31, 1999 compared to December 31, 1998, partially offset by a 3% decrease in average premium per commercial auto policy at December 31, 1999 compared to December 31, 1998. The commercial auto market continues to respond favorably to the Company's commercial auto product enhancements and premium rate decreases enacted in early 1998. The increase in workers' compensation direct premiums written was due to a 9% increase in new business units in 1999 as compared to 1998. The increase in contractors coverall direct premiums written was primarily due to a 14% increase in average policies in force in 1999 compared to 1998 which in turn was due to rate decreases in this line of business effective in the first quarter of 1999.

       Involuntary direct premiums written, primarily involuntary private passenger automobile insurance, which comprised 2% and 5% of total direct premiums written during 1999 and 1998, respectively, were $2,113,000 for 1999 compared to $5,192,000 in 1998. This 59% decrease resulted primarily from decreased mandatory assignments from the New York Automobile Insurance Plan ("NYAIP"), which provides coverage for individuals who are unable to obtain auto insurance in the voluntary market. During 1999 the NYAIP continued to adjust its assignments as a result of having over assigned policies to the Company in 1997 and an overall decrease in the NYAIP's pool of business. Assignments from the NYAIP vary depending upon a company's private passenger automobile market share and the size of the NYAIP.

       Net premiums earned for 1999 were $94,775,000, an increase of $1,235,000, or 1%, from $93,540,000 in 1998. Net premiums earned increased primarily due to the 1% increase in direct premiums written.

       Net investment income was $13,147,000 in 1999, a decrease of 1% from $13,277,000 in 1998, due to a decrease in average portfolio yield. Average invested assets in 1999 were substantially unchanged from 1998.

       Other revenues were $434,000 for 1999, an increase of $281,000 or 184% from $153,000 in 1998, primarily due to increased income from residual market facilities.

       Net losses and LAE were $66,086,000 for 1999, an increase of 1% from $65,234,000 in 1998. The increase in net losses and LAE was primarily attributable to a non-recurring charge related to insurance related assessments, which was offset by a non-recurring reduction in other underwriting expenses. Absent this non-recurring charge, net losses and LAE were relatively unchanged compared to 1998. The Company recorded decreases to its reserves for losses related to prior accident years of $3,749,000 and $2,145,000 in 1999 and 1998, respectively. These decreases in reserves for prior accident years reduced the loss and LAE ratio in 1999 and 1998 by 3.9 and 2.3 percentage points, respectively, and were primarily the result of favorable loss experience related to auto liability policies in 1998 and workers' compensation policies in 1999. The decrease in reserves for prior accident years was somewhat offset by an increase in the loss and LAE ratio for losses and LAE occurring in the current accident year.

       Involuntary automobile insurance business increased the Company's calendar year loss and LAE ratio by approximately 1.1 and 3.5 percentage points for the years ended December 31, 1999 and 1998, respectively. The combined ratio on involuntary automobile business was greater than the combined ratio on voluntary automobile business.

       The ratio of policy acquisition costs and other underwriting expenses to net premiums earned decreased to 34.5% in 1999 from 35.8% in 1998, primarily due to the aforementioned non-recurring reduction in insurance related assessments. Expenses that vary directly with the Company's premium volume, primarily commissions, premium taxes and state assessments, represented 20.6% and 21.7% of net premiums earned in 1999 and 1998, respectively. Certain other underwriting expenses, such as salaries, employee benefits and other operating expenses vary indirectly with volume and comprise the remainder of the Company's underwriting expenses.

       The amounts recorded by the Company for income taxes in 1999 and 1998 differed from those calculated using the statutory federal income tax rate primarily due to tax exempt bond income.

1998 Compared to 1997.
----------------------

       Total revenues for 1998 were $106,968,000, a decrease of $2,182,000, or 2%, from $109,150,000 in 1997.

       Direct premiums written for 1998 were $98,956,000, a decrease of $2,108,000, or 2%, from $101,064,000 in 1997. Net premiums written for 1998 were
$92,758,000, a decrease of $4,053,000, or 4%, from $96,811,000 in 1997.

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

       The increase in commercial auto direct premiums written was primarily due to an 8% increase in average premium per policy at December 31, 1998 compared to December 31, 1997. The increase in workers' compensation direct premiums written was due to a 36% increase in new business units in 1998 as compared to 1997. The increase in commercial package policy direct premiums written was due to an 11% increase in policies in force at December 31, 1998 compared to 1997, partially offset by a 3% decrease in average premium size.

       Involuntary direct premiums written, primarily involuntary private passenger automobile insurance, which comprised 5% and 10% of total direct premiums written during 1998 and 1997, respectively, were $5,192,000 for 1998 compared to $10,077,000 in 1997. This 48% decrease resulted primarily from decreased mandatory assignments from the NYAIP, which provides coverage for individuals who are unable to obtain auto insurance in the voluntary market. During 1998 the NYAIP adjusted its assignments as a result of having over assigned policies to the Company in 1997 and an overall decrease in the NYAIP's pool of business.

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

       The Company's objectives with respect to its investment portfolio include maximizing total return while protecting policyholders' surplus and maintaining flexibility. Like other property and casualty insurers, the Company relies on premiums as a major source of cash, and therefore liquidity. Cash flows from the Company's investment portfolio, either in the form of interest or principal payments, are an additional source of liquidity. Because the duration of the Company's investment portfolio relative to the duration of its liabilities is closely managed, increases or decreases in market interest rates are not expected to have a material effect on the Company's liquidity, or its results of operations.

       The Company generally designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as accumulated other comprehensive income within stockholders' equity. At December 31, 1999, the Company had recorded $1,188,000 of unrealized losses, net of tax, associated with its fixed maturity investments as accumulated other comprehensive loss. During 1999 the Company recorded $2,361,000 of unrealized losses, net of tax, related to its investment portfolio as a component of other comprehensive income.

       At December 31, 1999, the Company's portfolio of fixed maturity investments represented 92.4% of invested assets. Management believes that this level of bond holdings is consistent with the Company's liquidity needs because it anticipates that cash receipts from net premiums written and investment income will enable the Company to satisfy its cash obligations. Furthermore, a portion of the Company's bond portfolio is invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide monthly paydowns of bond principal.

       At December 31, 1999, $106,752,000, or 54.3%, of the Company's fixed maturity portfolio was invested in mortgage-backed and other asset-backed securities. The Company invests in a variety of collateralized mortgage obligation ("CMO") products but has not invested in the derivative type of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company's CMO investments have an active secondary market and their effect on the Company's liquidity does not differ from that of other fixed maturity investments. The Company does not own any other derivative financial instruments.

       At December 31, 1999, $11,082,000, or 5%, of the Company's investment portfolio was invested in non-investment grade securities compared to $6,706,000, or 3%, at December 31, 1998. All of the Company's non-investment grade securities are currently performing to the Company's purchase expectations.

        During 1999 the Company repurchased 267,600 shares of its common stock at an average price of $22.58 and was holding 646,000 shares in treasury as of December 31, 1999.

       In August 1999, the Company arranged for a $2,000,000 unsecured credit facility from a bank in the form of a master grid note. Any borrowings under this facility are payable on demand and carry an interest rate which can be fixed or variable and is negotiated at the time of each advance. This facility is available for general working capital purposes and for repurchases of the Company's common stock. At December 31, 1999, $1,025,000 was outstanding on this loan.

       As a holding company, the Company is dependent upon cash dividends from MNH to meet its obligations and to pay any cash dividends. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's policyholders' surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve month period ending in 2000 without the prior approval of the New Hampshire Insurance Commissioner is $5,329,000. MNH paid the maximum allowable dividend to the Company in 1999. Dividends were paid in January 1999, May 1999 and September 1999, of $2,100,000, $1,400,000 and $1,600,000, respectively. MNH paid a dividend of $2,200,000 to the Company on February 14, 2000 and as such is restricted from paying another dividend to the Company until May, 2000. The Company paid a cash dividend to its common stockholders of $.05 per share in the first quarter of 1999 and $.10 per share in the second, third and fourth quarters of 1999. Total dividends paid amounted to $955,000 in 1999.

       Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. The Company has consistently followed a business strategy that would allow MNH to meet this 3 to 1 regulatory guideline. MNH's ratio of net premiums written to statutory surplus for 1999 was 1.8 to 1.

Year 2000
---------

     The Year 2000 issue relates to the way in which information systems distinguish date data between the twentieth and twenty-first centuries. Also, many systems and equipment that are not typically thought of as relating to computers contain embedded hardware or software that may have a time element. The Company has not encountered any Year 2000 related problems as of the date of this report.

       The Company estimates that its share of the total expenses associated with becoming Year 2000 compliant approximated $300,000. Approximately $150,000 of the expenses were for external costs, which included $112,000 in outside consultant expenses and $38,000 for specific upgrades of software to address Year 2000 compliance, and $150,000 of the expenses have been for internal resources dedicated to achieving Year 2000 compliance. The Company estimates its share of costs incurred in 1999 to be $10,000, which has been expensed. There has not been a material impact on the Company's results of operations or financial condition as a result of information technology projects being deferred due to resource constraints caused by the Year 2000 project.

       MNH continues to evaluate the complex issues related to insurance coverage for losses arising from the various possible situations involving Year 2000 problems and its potential liability to its insureds. The Company believes that the coverages MNH provides do not extend to the types of losses which are most likely to occur as a result of Year 2000 problems. For certain classes of commercial risks, MNH adopted endorsements to its policies that exclude coverage for losses resulting from Year 2000 problems based on forms provided and filed for approval with various regulatory authorities by the Insurance Services Office, Inc. Use of these special endorsements is governed by the law and regulatory policies of states in which MNH is authorized to do business.

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

Relationship with Mutual
------------------------

       The Company's and MNH's business and day-to-day operations are closely aligned with those of Mutual. This is the result of a combination of factors. Mutual has had a historical ownership interest in the Company and MNH. Prior to November 1986 MNH was a wholly-owned subsidiary of Mutual. Following the Company's initial public offering in November 1986 and until a secondary stock offering in July 1993 the Company was a majority-owned subsidiary of Mutual. Mutual currently owns 10.0% of the Company's common stock. Under the Management Agreement, Mutual provides the Company and MNH with all facilities and personnel to operate their business. The only officers of the Company or MNH who are paid full time employees are employees of Mutual whose services are purchased under the Management Agreement. Also, the operation of MNH's insurance business, which offers substantially the same lines of insurance as Mutual through the same independent insurance agents, creates a very close relationship among the companies.

       During 1998, Mutual initiated discussions with the Company concerning proposals for the acquisition of the Company by Mutual. The Company determined that the terms proposed by Mutual were inadequate. The Company also determined that the Management Agreement prevents the Company's shareholders from realizing the Company's fair value in a sale or merger, and on July 23, 1998 the Company gave notice to Mutual of its intention to terminate the Management Agreement. The provisions of the Management Agreement require five years' prior written notice for its termination. The Company does not expect the notice of termination to have any material, short-term effect on the Company's operations. However, the Company believes that the Management Agreement, as currently written, creates a conflict of interest between the Company and Mutual in their joint operations and prevents the Company's shareholders from realizing the fair market value of their shares.

Item 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk
-----------

       Market risk represents the potential for loss due to changes in the fair value of financial instruments. The market risk related to the Company's financial instruments primarily relates to its investment portfolio. The value of the Company's investment portfolio of $212,911,000 at December 31, 1999 is subject to changes in interest rates and to a lesser extent on credit quality. Further, certain mortgage-backed and asset-backed securities are exposed to accelerated prepayment risk generally caused by interest rate movements. If interest rates were to decline, mortgage holders would be more likely to refinance existing mortgages at lower rates. Acceleration of future repayments could adversely affect future investment income, if reinvestment of the accelerated receipts was made in lower yielding securities.

       The table below provides information related to the Company's fixed maturity investments at December 31, 1999. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based upon the maturity date or, in the case of mortgage-backed and asset-backed securities, expected payment patterns. Actual cash flows could differ from those shown in the table.

Expected Cash Flows of Principal Amounts ($ in 000's):

                                                                                                                       TOTAL
                                                                                                                --------------------
                                                                                                                              Esti-
                                                                                                                Amor-         mated
                                                                                                    There-      tized         Market
                                     2000         2001        2002          2003        2004        after       Cost          Value
                                     ----         ----        ----          ----        ----        -----       ----          -----
Held to Maturity
----------------

U.S. Treasury securities and
       obligations of U.S.
       Government corporations
       and agencies                $ 1,647      $     0      $     0      $     0      $    0      $    0      $  1,647     $  1,602
    Average interest rate              5.4%         0.0%         0.0%         0.0%        0.0%        0.0%           --           --

Mortgage & asset backed
       securities                        0          183        1,698        1,601       1,795       7,623        12,900       13,103
    Average interest rate              0.0%         7.2%         7.2%         7.1%        7.1%        7.3%           --           --
                                   -------      -------      -------      -------      ------      ------      --------     --------
Total                              $ 1,647      $   183      $ 1,698      $ 1,601      $1,795      $7,623      $ 14,547     $ 14,705
                                   =======      =======      =======      =======      ======      ======      ========     ========

Available for Sale
------------------

U.S. Treasury securities and
       obligations of U.S.
       Government corporations
       and agencies                $ 7,400      $18,622      $   350      $     0      $    0      $    0      $ 26,732     $ 26,016
    Average interest rate              5.3%         5.4%         6.3%         0.0%        0.0%        0.0%           --           --

Obligations of states and
       political subdivisions        4,595        8,720        1,710          700           0         215        15,940       15,982
    Average interest rate              4.9%         4.9%         5.6%         5.4%        0.0%        7.3%           --           --

Corporate securities                 7,887       15,423       14,568        7,415         849         317        46,459       46,233
    Average interest rate              5.5%         6.6%         7.1%         8.0%        8.6%        9.5%           --           --

Mortgage & asset
       backed securities            28,488       36,458       16,929        4,306       1,887       6,370        94,438       93,851
    Average interest rate              6.8%         6.9%         6.9%         7.0%        7.1%        7.2%           --           --
                                   -------      -------      -------      -------      ------      ------      --------     --------

Total                              $48,370      $79,223      $33,557      $12,421      $2,736      $6,902      $183,209     $182,082
                                   =======      =======      =======      =======      ======      ======      ========     ========

       The discussion and the estimated amounts referred to above include forward-looking statements of market risk which involve certain assumptions as to market interest rates and the credit quality of the fixed maturity investments. Actual future market conditions may differ materially from such assumptions. Accordingly, the forward-looking statements should not be considered projections of future events by the Company.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The consolidated financial statements required in response to this Item are submitted as part of Item 14 (a) of this report, and are incorporated in this item by reference.

       Quarterly data for the two most recent fiscal years is set forth below:



                                                   Three months ended
                                                   ------------------
                                        3/31        6/30        9/30         12/31
                                        ----        ----        ----         -----
                                         (in thousands, except per share amounts)
1999
----
    Net premiums earned                $23,662     $23,524     $24,040      $23,549
    Net investment income                3,271       3,208       3,280        3,388
    Net realized investment gains            1           6          53           --
    Other revenues                         142         124          95           73
                                       -------     -------     -------      -------
    Total revenues                     $27,076     $26,862     $27,468      $27,010
                                       =======     =======     =======      =======
    Income before income taxes         $ 2,325     $ 2,613     $ 2,367      $ 2,358
    Net income                         $ 1,649     $ 1,850     $ 1,650      $ 1,644
    Net income per diluted share       $   .58     $   .67     $   .61      $   .63

1998
----
    Net premiums earned                $23,740     $23,875     $23,448      $22,477
    Net investment income                3,290       3,331       3,317        3,339
    Net realized investment losses          --          --          (2)          --
    Other revenues                          42          42          51           18
                                       -------     -------     -------      -------
    Total revenues                     $27,072     $27,248     $26,814      $25,834
                                       =======     =======     =======      =======
    Income before income taxes         $ 1,846     $ 2,098     $ 2,041      $ 2,272
    Net income                         $ 1,346     $ 1,520     $ 1,483      $ 1,574
    Net income per diluted share       $   .46     $   .52     $   .51      $   .55

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The information in response to this item is incorporated by reference herein to the information under the caption "Election of Directors" presented in the Company's definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company's 2000 Annual Meeting of Shareholders to be held on or about May 3, 2000.

Item 11.  EXECUTIVE COMPENSATION.

       The information in response to this item is incorporated by reference herein to the information under the caption "Executive Compensation" and "Compensation of Directors" presented in the Company's definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company's 2000 Annual Meeting of Shareholders to be held on or about May 3, 2000, provided, however that information appearing under the captions "Compensation Committee Report on Executive Compensation" and "Performance Comparison" is not incorporated herein and should not be deemed to be included in this document for any purpose.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.

       The information in response to this item is incorporated by reference herein to the information under the caption "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" presented in the Company's definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company's 2000 Annual Meeting of Stockholders to be held on or about May 3, 2000.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information in response to this item is incorporated herein by reference to the information under the caption "Management Agreement" and "Certain Transactions" presented in the Company's definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company's 2000 Annual Meeting of Shareholders to be held on or about May 3, 2000.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) (1) The following financial statements of Merchants Group, Inc. are included on pages F-1 to F-23:

             Report of Independent Accountants
             Consolidated Balance Sheet - December 31, 1998 and 1999. Consolidated Statement of Operations - Years ended December 31, 1997, 1998 and 1999.
             Consolidated Statement of Changes in Stockholders' Equity - Years ended December 31, 1997, 1998 and 1999.
             Consolidated Statement of Cash Flows - Years ended December 31, 1997, 1998 and 1999.
             Notes to Consolidated Financial Statements.

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
                  Supplemental Insurance Information Concerning Property - Casualty Subsidiaries

         (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the quarter ended December 31, 1999.

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

         (g) Property and Casualty Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and American Reinsurance Company, including endorsement, (incorporated by reference to Exhibit 10g to the Company's 1998 Annual Report on Form 10-K filed on March 29, 1999).

         (h) Property Catastrophe Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and the Subscribing Reinsurers Executing the Interest and Liabilities Contracts attached to this agreement, effective January 1, 1998 (incorporated by reference to Exhibit 10h to the Company's 1998 Annual Report on Form 10-K filed on March 29, 1999).

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

       * (q) Employee Retention Agreement between Robert M. Zak and Merchants Mutual Insurance Company dated as of March 1, 1999 (incorporated by reference to Exhibit No. 10-A to the Company's June 30, 1999 Quarterly Report on Form 10-Q filed on August 12, 1999).

       * (r) Employee Retention Agreement between Edward M. Murphy and Merchants Mutual Insurance Company dated as of March 1, 1999 (incorporated by reference to Exhibit 10r to the Company's 1998 Annual Report on Form 10-K filed on March 29, 1999).

       * (s) Employee Retention Agreement between Kenneth J. Wilson and Merchants Mutual Insurance Company dated as of March 1, 1999 (incorporated by reference to Exhibit 10s to the Company's 1998 Annual Report on Form 10-K filed on March 29, 1999).

    (11) (a) Statement re computation of per share earnings (incorporated herein by reference to Note 9 to the Consolidated Financial Statements included in Item 8).

    (21) List of Subsidiaries of Registrant (incorporated by reference to Exhibit No. 22 to the Company's Registration Statement ( No. 33-9188) on Form S-1 filed on September 30, 1986).

    (23)          Consent of Independent Accountants (filed herewith).

    (27)          Financial Data Schedule (filed herewith).

* Indicates a management contract or compensation plan or arrangement.

                              MERCHANTS GROUP, INC.

                      SCHEDULE I - SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                December 31, 1999
                                 (in thousands)

                                                                       Amount at
                                                                      which shown
                                          Amortized Cost/   Market   in the balance
Type of Investment                              Cost         value        sheet
------------------                              ----         -----        -----
Fixed maturities:

United States Government and
    government agencies and authorities       $ 28,019     $ 27,618     $ 27,663
Corporate bonds                                 46,459       46,233       46,233
Mortgage and asset backed securities           107,338      106,954      106,751
Tax exempt bonds                                15,940       15,982       15,982
                                              --------     --------     --------

       Total fixed maturities                  197,756      196,787      196,629

Preferred stocks                                13,082       12,941       12,941

Short-term investments                           2,544        2,544        2,544

Other                                              797          797          797
                                              --------     --------     --------
                                              $214,179     $213,069     $212,911
                                              ========     ========     ========

                              MERCHANTS GROUP, INC.

        SCHEDULE II - AMOUNTS RECEIVABLE FROM/PAYABLE TO RELATED PARTIES,
                 AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER
                              THAN RELATED PARTIES
                  Years ended December 31, 1997, 1998 and 1999
                                 (in thousands)


                                              1997         1998           1999
                                              ----         ----           ----
Receivable from (payable to) Merchants Mutual
    Insurance Company(1):

Balance at beginning of period                $327       $   527        $(1,321)
Change during the period                       200        (1,848)           703
                                              ----       -------        -------

Balance at end of period                      $527       $(1,321)       $  (618)
                                              ====       =======        =======

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

                                         MERCHANTS GROUP, INC.

                     SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           (in thousands except per share and share amounts)


BALANCE SHEET
-------------
                                                                                   December 31,
                                                                               ---------------------
                                                                                1998           1999
                                                                                ----           ----
       Assets
       ------
Investment in subsidiary                                                       $70,788       $70,362
Other assets                                                                     1,043            98
                                                                               -------       -------
       Total assets                                                            $71,831       $70,460
                                                                               =======       =======

       Liabilities and Stockholders' Equity
       ------------------------------------

Other liabilities                                                              $    48       $    48
Demand loan                                                                         --         1,025
                                                                               -------       -------
       Total liabilities                                                            48         1,073
                                                                               -------       -------

Stockholders' equity:
    Preferred stock, $.01 par value, authorized and
         unissued 3,000,000 shares                                                  --            --
    Preferred stock, no par value, $424.30 stated value,
         no shares issued or outstanding at December 31,
         1998 or 1999                                                               --            --
    Common stock, $.01 par value, authorized 10,000,000 shares; issued and outstanding of 2,851,452 shares at December 31,
         1998 and 2,595,852 shares at December 31, 1999                             32            32
    Additional paid in capital                                                  35,511        35,680
    Treasury stock, 378,400 shares at December 31, 1998
         and 646,000 shares at December 31, 1999                                (7,097)      (13,139)
    Accumulated other comprehensive income (loss)                                1,173        (1,188)
    Accumulated earnings                                                        42,164        48,002
                                                                               -------       -------

       Total stockholders' equity                                               71,783        69,387
                                                                               -------       -------

       Total liabilities and stockholers' equity                               $71,831       $70,460
                                                                               =======       =======

                              MERCHANTS GROUP, INC.

          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                    Continued
                                 (in thousands)


INCOME STATEMENT
----------------

                                                    Year ended December 31,
                                                ------------------------------
                                                 1997       1998         1999
                                                 ----       ----         ----
Revenues:
       Equity in net income of subsidiary       $4,485      6,161       $6,937
       Investment income                            21         61           39
       Net realized investment gains                 2         --           --
                                                ------     ------       ------
              Total revenues                     4,508      6,222        6,976

Expenses:
       General and administrative expenses         230        337          237
                                                ------     ------       ------
       Operating income before income taxes      4,278      5,885        6,739
       Income tax expense (benefit)                 80        (38)         (54)
                                                ------     ------       ------
              Net income                        $4,198     $5,923       $6,793
                                                ======     ======       ======

                                   MERCHANTS GROUP, INC.

               SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                      (in thousands)


STATEMENT OF CASH FLOWS
-----------------------

Increase (Decrease) in Cash and Cash Equivalents:

                                                              Year ended December 31,
                                                         ---------------------------------
                                                           1997         1998         1999
                                                           ----         ----         ----
                                                                   (in thousands)
Cash flows from operating activities:                    $  (227)     $  (251)     $  (142)
                                                         -------      -------      -------
Cash flows from investing activities:
       Receipt of subsidiary common stock dividend         2,800        2,600        5,000
       Sale (purchase) of other investments, net             853         (630)         936
                                                         -------      -------      -------
       Cash flows from investing activities                3,653        1,970        5,936
                                                         -------      -------      -------

Cash flows from financing activities:
       Purchase of treasury stock                         (2,923)      (1,191)      (6,042)
       Proceeds of demand loan                                --           --        1,025
       Cash dividends                                       (589)        (579)        (955)
       Exercise of common stock options                       83           56          169
                                                         -------      -------      -------
       Cash flows from financing activities               (3,429)      (1,714)      (5,803)
                                                         -------      -------      -------

Net increase (decrease) in cash and cash equivalents          (3)           5           (9)
Cash and cash equivalents, beginning of year                   8            5           10
                                                         -------      -------      -------
Cash and cash equivalents, end of year                   $     5      $    10      $     1
                                                         =======      =======      =======


Reconciliation of net income to net
       cash provided by operations:

Net income                                               $ 4,198      $ 5,923      $ 6,793

Adjustments to reconcile net income
       to net cash provided by operations:

              Equity in income of subsidiary              (4,485)      (6,161)      (6,937)
              Net realized investment gains                   (2)          --           --
              Decrease in other liabilities                  (20)         (13)          --
              (Increase) decrease in other
                 (non-investment) assets                      93           (6)          --
              Other, net                                     (11)           6            2
                                                         -------      -------      -------
Net cash used in operating activities                    $  (227)     $  (251)     $  (142)
                                                         =======      =======      =======

                              MERCHANTS GROUP, INC.

                 SCHEDULE III - CONDENSED FINANCIAL INFORMATION



NOTES TO CONDENSED FINANCIAL STATEMENTS
---------------------------------------

       Cash dividends of $2,800,000, $2,600,000 and $5,000,000 were paid to the Registrant by its consolidated subsidiary in the years ended December 31, 1997, 1998 and 1999 respectively.

                              MERCHANTS GROUP, INC.

                            SCHEDULE VI - REINSURANCE
                    YEARS ENDED DECEMBER 31, 1997, 1998, 1999
                        (in thousands except percentages)


                                                                                Percentage
                                                Ceded      Assumed              of amount
                                     Gross     to other   from other   Net       assumed
                                     amount    companies  companies   amount     to net
                                     ------    ---------  ---------   ------     ------
Year Ended December 31, 1997
Property and Casualty Premiums     $101,064     $6,895     $2,642     $96,811     2.7%

Year ended December 31, 1998
Property and Casualty Premiums     $ 98,956     $7,042     $  844     $92,758      .9%

Year ended December 31, 1999
Property and Casualty Premiums     $100,227     $7,369     $1,612     $94,470     1.7%

                                                      MERCHANTS GROUP, INC.

                                   SCHEDULE X - SUPPLEMENTAL INSURANCE INFORMATION CONCERNING
                                                PROPERTY - CASUALTY SUBSIDIARIES
                                          Years ended December 31, 1997, 1998 and 1999
                                                         (in thousands)


                                Reserves                                           Losses & loss
                      Deferred    for     Discount                              adjustment expenses  Amoritiza-
                       policy   losses &  if  any,                        Net   incurred related to   tion of  Paid losses
                      acquis-   loss ad-  deducted              Net     invest-     (1)       (2)    deferred   & loss ad-  Direct
                       ition    justment   from     Unearned   earned    ment     Current    Prior  acquisition  justment   premium
                       costs    expenses  reserves  premiums  premiums  income     years     years     costs     expenses   written
                       -----    --------  --------  --------  --------  ------     -----     -----     -----     --------   -------

Year ended:


December 31, 1997     $12,597   $141,205   $6,394   $50,406   $96,054   $12,770   $67,119   $ 4,508    $25,454   $67,054   $101,064

December 31, 1998     $12,390   $136,685   $9,256   $49,382   $93,540   $13,277   $67,379   $(2,145)   $24,788   $69,198   $ 98,956

December 31, 1999     $12,309   $133,526   $8,492   $49,616   $94,775   $13,147   $69,835   $(3,749)   $25,115   $65,455   $100,227

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Merchants Group, Inc.
Date: March 30, 2000   BY: /s/Robert M. Zak, Senior Vice President
                              Robert M. Zak, Senior Vice President and Chief
                                Operating Officer

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

     SIGNATURE                                   TITLE                                      DATE
     ---------                                   -----                                      ----


/s/Richard E. Garman                     Director, Chairman                            March 30, 2000
----------------------                   of the Board
Richard E. Garman


/s/Brent D. Baird                        Director, President                           March 30, 2000
----------------------
Brent D. Baird


/s/Robert M. Zak                         Director, Sr. VP &                            March 30, 2000
----------------------                   Chief Operating
Robert M. Zak                            Officer


/s/Kenneth J. Wilson                     Vice President & CFO                          March 30, 2000
----------------------                   (principal financial
Kenneth J. Wilson                        and accounting officer)


/s/Andrew A. Alberti                     Director                                      March 30, 2000
----------------------
Andrew A. Alberti


/s/Frank J. Colantuono                   Director                                      March 30, 2000
----------------------
Frank J. Colantuono


/s/Henry P. Semmelhack                   Director                                      March 30, 2000
----------------------
Henry P. Semmelhack

                        Report of Independent Accountants
                        ---------------------------------


To the Board of Directors
and Stockholders of
Merchants Group, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) present fairly, in all material respects, the financial position of Merchants Group, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers
Buffalo, New York
February 14, 2000

                                MERCHANTS GROUP, INC.
                                ---------------------

                              CONSOLIDATED BALANCE SHEET
                              --------------------------

                                    (in thousands)
                                    --------------

                                                                     December 31,
                                                                     ------------
                           Assets                                 1998         1999
                           ------                                 ----         ----
Investments:
   Fixed maturities:
     Held to maturity at amortized cost                         $ 17,000     $ 14,547
     Available for sale at fair value                            180,784      182,082
   Preferred stock at fair value                                  10,373       12,941
   Other long-term investments at fair value                         735          797
   Short-term investments                                          6,280        2,544
                                                                --------     --------

               Total investments                                 215,172      212,911


Cash                                                                  16            2
Interest due and accrued                                           1,923        2,117
Premiums receivable, net of allowance for doubtful accounts
   of $454 in 1998 and $431 in 1999                               20,629       19,964
Deferred policy acquisition costs                                 12,390       12,309
Ceded reinsurance balances receivable                              9,741        5,396
Prepaid reinsurance premiums                                       2,629        3,168
Deferred income taxes                                              5,055        6,002
Other assets                                                       6,968        7,654
                                                                --------     --------

               Total assets                                     $274,523     $269,523
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

                                  MERCHANTS GROUP, INC.
                                  ---------------------

                               CONSOLIDATED BALANCE SHEET
                               --------------------------

                    (in thousands except share and per share amounts)

                                                                       December 31,
                                                                       ------------
                                                                   1998           1999
                                                                   ----           ----
         Liabilities and Stockholders' Equity
         ------------------------------------

Liabilities:
   Reserve for losses and loss adjustment expenses               $136,685       $133,526
   Unearned premiums                                               49,382         49,616
   Demand loan                                                       --            1,025
   Payable to affiliate                                             1,321            618
   Other liabilities                                               15,352         15,351
                                                                 --------       --------

                  Total liabilities                               202,740        200,136
                                                                 --------       --------

Stockholders' equity:
   Common stock, $.01 par value, authorized 10,000,000                 32             32
       shares, issued and outstanding 2,851,452 shares at
       December 31, 1998 and 2,595,852 shares at
       December 31, 1999
   Additional paid in capital                                      35,511         35,680
   Treasury stock, 378,400 shares at December 31, 1998             (7,097)       (13,139)
       and 646,000 shares at December 31, 1999
   Accumulated other comprehensive income (loss)                    1,173         (1,188)
   Accumulated earnings                                            42,164         48,002
                                                                 --------       --------

                  Total stockholders' equity                       71,783         69,387
                                                                 --------       --------

Commitments and contingent liabilities (Note 11)                     --             --

                  Total liabilities and stockholders' equity     $274,523       $269,523
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

                                    MERCHANTS GROUP, INC.
                                    ---------------------

                            CONSOLIDATED STATEMENT OF OPERATIONS
                            ------------------------------------

                           (in thousands except per share amounts)

                                                                Year ended December 31,
                                                                -----------------------
                                                           1997         1998          1999
                                                           ----         ----          ----
Revenues:
   Net premiums earned                                   $ 96,054     $ 93,540      $ 94,775
   Net investment income                                   12,770       13,277        13,147
   Net realized investment gains (losses)                     112           (2)           60
   Other revenues                                             214          153           434
                                                         --------     --------      --------
       Total revenues                                     109,150      106,968       108,416
                                                         --------     --------      --------

Expenses:
   Net losses and loss adjustment expenses                 71,627       65,234        66,086
   Amortization of deferred policy acquisition costs       25,454       24,788        25,115
   Other underwriting expenses                              6,647        8,689         7,552
                                                         --------     --------      --------
       Total expenses                                     103,728       98,711        98,753
                                                         --------     --------      --------

Income before income taxes                                  5,422        8,257         9,663
Income tax provision                                        1,224        2,334         2,870
                                                         --------     --------      --------
       Net income                                        $  4,198     $  5,923      $  6,793
                                                         ========     ========      ========

Earnings per share:
    Basic                                                $   1.41     $   2.05      $   2.48
                                                         ========     ========      ========
    Diluted                                              $   1.41     $   2.04      $   2.48
                                                         ========     ========      ========

Weighted average number of shares outstanding:
   Basic                                                    2,973        2,895         2,738
   Diluted                                                  2,980        2,904         2,743

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               MERCHANTS GROUP, INC.
                               ---------------------

                  CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                  ----------------------------------------------

                                  (in thousands)

                                                      Year ended December 31,
                                                      -----------------------
                                                   1997        1998         1999
                                                   ----        ----         ----
Net income                                        $4,198      $5,923      $ 6,793
                                                  ------      ------      -------
Other comprehensive income (loss) before tax:
    Unrealized gains (losses)
          on securities                            2,595         185       (3,540)
    Reclassification adjustment
          for gains and losses included
          in net income                              (74)        (15)         (37)
                                                  ------      ------      -------
Other comprehensive income (loss)
    before tax                                     2,521         170       (3,577)
Income tax provision (benefit) related to
    items of other comprehensive income              857          58       (1,216)
                                                  ------      ------      -------
Other comprehensive income (loss)                  1,664         112       (2,361)
                                                  ------      ------      -------

Comprehensive income                              $5,862      $6,035      $ 4,432
                                                  ======      ======      =======

                  The accompanying notes are an integral part of
                     these consolidated financial statements.

                                MERCHANTS GROUP, INC.
                                ---------------------

              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              ---------------------------------------------------------

                                   (in thousands)

                                                        Year ended December 31,
                                                        -----------------------
                                                   1997         1998          1999
                                                   ----         ----          ----
Common stock:
    Beginning and end of year                     $    32      $    32      $     32
                                                  -------      -------      --------

Additional paid in capital:
    Beginning of year                              35,372       35,455        35,511
    Exercise of common stock options                   83           56           169
                                                  -------      -------      --------
    End of year                                    35,455       35,511        35,680
                                                  -------      -------      --------

Treasury stock:
    Beginning of year                              (2,983)      (5,906)       (7,097)
    Purchase of treasury shares                    (2,923)      (1,191)       (6,042)
                                                  -------      -------      --------
    End of year                                    (5,906)      (7,097)      (13,139)
                                                  -------      -------      --------

Accumulated other comprehensive income (loss)
    Beginning of year                                (603)       1,061         1,173
    Other comprehensive income (loss)               1,664          112        (2,361)
                                                  -------      -------      --------
    End of year                                     1,061        1,173        (1,188)
                                                  -------      -------      --------

Accumulated earnings:
    Beginning of year                              33,211       36,820        42,164
    Net income                                      4,198        5,923         6,793
    Cash dividends ($.20/share in 1997 and
       1998, $.35/share in 1999)                     (589)        (579)         (955)
                                                  -------      -------      --------
    End of year                                    36,820       42,164        48,002
                                                  -------      -------      --------

            Total stockholders' equity            $67,462      $71,783      $ 69,387
                                                  =======      =======      ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                      MERCHANTS GROUP, INC.
                                      ---------------------

                               CONSOLIDATED STATEMENT OF CASH FLOWS
                               ------------------------------------

                                          (in thousands)

                                                                  Year ended December 31,
                                                                  -----------------------
                                                             1997          1998           1999
                                                             ----          ----           ----
Cash flows from operations:
     Collection of premiums                                $ 96,102      $ 94,121      $  95,612
     Payment of losses and loss adjustment expenses         (67,054)      (69,198)       (65,455)
     Payment of underwriting expenses                       (32,019)      (32,159)       (33,381)
     Investment income received                              12,763        13,220         13,141
     Investment expenses paid                                  (309)         (341)          (381)
     Income taxes paid                                         (164)       (1,501)        (3,064)
     Other cash receipts                                        214           157            388
                                                           --------      --------      ---------
         Net cash provided by operations                      9,533         4,299          6,860
                                                           --------      --------      ---------

Cash flows from investing activities:
     Proceeds from fixed maturities sold or matured          81,035        95,217         98,624
     Purchase of fixed maturities                           (90,176)      (97,733)      (100,385)
     Net increase in preferred stock                         (2,067)         --           (2,977)
     Net (increase) decrease in other
         long-term investments                                1,671          (101)           (62)
     Net (increase) decrease in short-term investments        3,778        (1,810)         3,736
     (Purchase) disposition of equipment, net                  (146)         --              696
                                                           --------      --------      ---------
         Net cash used in investing activities               (5,905)       (4,427)          (368)
                                                           --------      --------      ---------

Cash flows from financing activities:
     Settlement of affiliate balances                          (200)        1,848           (703)
     Proceeds of demand loan                                   --            --            1,025
     Purchase of treasury stock                              (2,923)       (1,191)        (6,042)
     Proceeds from exercise of common stock options              83            56            169
     Cash dividends                                            (589)         (579)          (955)
                                                           --------      --------      ---------
         Net cash provided by (used in)
             financing activities                            (3,629)          134         (6,506)
                                                           --------      --------      ---------
     Increase (decrease) in cash                                 (1)            6            (14)
Cash, beginning of year                                          11            10             16
                                                           --------      --------      ---------
Cash, end of year                                          $     10      $     16      $       2
                                                           ========      ========      =========

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

                                   MERCHANTS GROUP, INC.
                                   ---------------------

                            CONSOLIDATED STATEMENT OF CASH FLOWS
                            ------------------------------------
              RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS
              ---------------------------------------------------------------

                                       (in thousands)

                                                               Year ended December 31,
                                                               -----------------------
                                                           1997         1998         1999
                                                           ----         ----         ----
Net income                                               $ 4,198      $ 5,923      $ 6,793

Adjustments:
     Depreciation and amortization                           (19)        (123)        (143)
     Net realized investment (gains) losses                 (112)           2          (60)

(Increase) decrease in assets:
     Interest due and accrued                                (65)         (65)        (194)
     Premiums receivable                                    (583)         455          665
     Deferred policy acquisition costs                      (201)         207           81
     Ceded reinsurance balances receivable                (3,297)       1,391        4,345
     Prepaid reinsurance premiums                             61          242         (539)
     Deferred income taxes                                  (532)       1,206          270
     Other assets                                          1,274          154       (1,432)

Increase (decrease) in liabilities:
     Reserve for losses and loss adjustment expenses       7,726       (4,520)      (3,159)
     Unearned premiums                                       696       (1,024)         234
     Other liabilities                                       387          451           (1)
                                                         -------      -------      -------
          Net cash provided by operations                $ 9,533      $ 4,299      $ 6,860
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

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") which differ in some respects from those followed in reports to insurance regulatory authorities. In its Annual Statement filed with regulatory authorities, MNH reported policyholders' surplus of $50,576,000 and $53,278,000 at December 31, 1998 and 1999, respectively. MNH's net income as reported in its Annual Statement was $3,481,000 in 1997, $7,367,000 in 1998 and $7,141,000 in
     1999. All significant intercompany balances and transactions have been eliminated.

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

     Investments
     -----------

     The Company has classified its investments in fixed maturities as either held to maturity or available for sale. Fixed maturities classified as held to maturity are presented at amortized cost and consist of debt securities that management intends and has the ability to hold until maturity. Fixed maturities classified as available for sale are presented at fair value and consist of debt securities that management may not hold until maturity. All preferred stocks are classified as available for sale and are presented at fair value. The net aggregate unrealized gain or loss, net of applicable income taxes, related to fixed maturities and preferred stock classified as available for sale is included as a component of accumulated other comprehensive income (loss) in stockholders' equity.

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

     Net premiums earned
     -------------------

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

     The Company discounts its liability for workers' compensation case reserves on a tabular basis, using the National Council on Compensation Insurance Workers' Compensation Statistical Plan Table III A at a rate of 3.5%. The amount of discount at December 31, 1998 and 1999 is $9,256,000 and $8,492,000, respectively. Reserves for losses incurred but not reported and for LAE are not discounted.

     Structured settlements have been negotiated for claims on certain insurance policies. Structured settlements are agreements to provide periodic payments to claimants, and are funded by annuities purchased from various life insurance companies. The Company remains primarily liable for payment of these claims. Accordingly, a liability and a corresponding deposit in the amount $5,764,000 and $6,456,000 at December 31, 1998 and 1999,
     respectively, are recorded in the Company's consolidated balance sheet.

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

     Insurance-related assessments
     -----------------------------

     In 1997, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments". The accounting guidance of this SOP focuses on the timing of recognition and measurement of liabilities for insurance-related assessments. The Company adopted SOP 97-3 in the first quarter of 1999. The impact of this adoption was not material to the Company's financial position or results of operations.

2.   Related Party Transactions
     --------------------------

     The Company and MNH have no paid employees. Under a management agreement Merchants Mutual Insurance Company ("Mutual"), which owns 9.8% of the Company's outstanding common stock at December 31, 1999, provides the Company and MNH with the facilities, management and personnel required to manage their day-to-day business. All underwriting, administrative, claims and investment expenses incurred on behalf of Mutual and MNH are shared on an allocated cost basis, determined as follows: for underwriting and administrative expenses, the respective share of total direct premiums written for Mutual and

     MNH serves as the basis of allocation; for claims expenses, the average number of outstanding claims is used; investment expenses are shared based on each company's share of total invested assets. MNH also pays an annual management fee of $50,000 to Mutual. On July 23, 1998, the Company gave notice to Mutual of its intent to terminate the management agreement under its terms, which termination is effective five years after the date of notice.

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

================================================================================
3.   Investments
     -----------

     Investments in fixed maturities and preferred stocks
     ----------------------------------------------------

     The amortized cost and estimated fair values of investments in fixed maturities held to maturity and available for sale and the cost and estimated fair value of preferred stocks are as follows:

                                   Amortized        Gross        Gross
                                     Cost/        Unrealized   Unrealized    Estimated
                                     Cost           Gains        Losses      Fair Value
                                   ---------      ----------   ----------    ----------
                                                    (in thousands)
December 31, 1998
-----------------

Fixed maturities:

Held to maturity
----------------

U.S. Treasury securities and
    obligations of U.S.
    government corporations
    and agencies                    $  1,647        $ --          $ 12        $  1,635
Mortgage and asset backed
    securities                        15,353           768         --           16,121
                                    --------        ------        ----        --------
        Total                       $ 17,000        $  768        $ 12        $ 17,756
                                    ========        ======        ====        ========

Available for sale
------------------

U.S. Treasury securities and
    obligations of U.S.
    government corporations
    and agencies                    $ 12,755        $   21         $--        $ 12,776
Obligations of states and
    political subdivisions            26,534           532         --           27,066
Corporate securities                  29,386           693          34          30,045
Mortgage and asset backed
    securities                       109,966           976          45         110,897
                                    --------        ------        ----        --------
        Total                       $178,641        $2,222        $ 79        $180,784
                                    ========        ======        ====        ========

Preferred stocks                    $ 10,099        $  408        $134        $ 10,373
                                    ========        ======        ====        ========

                                   Amortized       Gross        Gross
                                     Cost/       Unrealized   Unrealized     Estimated
                                     Cost          Gains        Losses       Fair Value
                                   ---------     ----------   ----------     ----------
                                                    (in thousands)
December 31, 1999
-----------------

Fixed maturities:

Held to maturity
----------------

U.S. Treasury securities and
    obligations of U.S.
    government corporations
    and agencies                    $  1,647        $--         $   45        $  1,602
Mortgage and asset backed
    securities                        12,900         213            10          13,103
                                    --------        ----        ------        --------
        Total                       $ 14,547        $213        $   55        $ 14,705
                                    ========        ====        ======        ========

Available for sale
------------------

U.S. Treasury securities and
    obligations of U.S.
    government corporations
    and agencies                    $ 26,372        $--         $  356        $ 26,016
Obligations of states and
    political subdivisions            15,940          79            37          15,982
Corporate securities                  46,459          30           256          46,233
Mortgage and asset backed
    securities                        94,438         134           721          93,851
                                    --------        ----        ------        --------
        Total                       $183,209        $243        $1,370        $182,082
                                    ========        ====        ======        ========

Preferred stocks                    $ 13,082        $ 73        $  214        $ 12,941
                                    ========        ====        ======        ========

     The amortized cost and fair value of fixed maturities by expected maturity at December 31, 1999 are shown below. Mortgage and asset backed securities are distributed in the table based upon management's estimate of repayment periods. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                   Estimated Fair
                                                  Amortized Cost        Value
                                                  --------------   --------------
                                                           (in thousands)
          Held to maturity
          ----------------
          Due in one year or less                    $  1,647         $  1,602
          Due after one year through five years         5,277            5,360
          Due after five years through ten years        7,623            7,743
          Due after ten years                            --               --
                                                     --------         --------
                  Total                              $ 14,547         $ 14,705
                                                     ========         ========

          Available for sale
          ------------------
          Due in one year or less                    $ 48,370         $ 48,096
          Due after one year through five years       127,937          127,143
          Due after five years through ten years        5,044            4,996
          Due after ten years                           1,858            1,847
                                                     --------         --------
                  Total                              $183,209         $182,082
                                                     ========         ========

     Discount and premium pertaining to collateralized mortgage obligations are amortized over the securities' estimated redemption periods using the effective interest method. Yields used to calculate premium or discount are adjusted for prepayments quarterly.

     Fixed maturities with a par value of $1,900,000 were on deposit at December 31, 1999 with various state insurance departments in compliance with applicable insurance laws.

     Proceeds from sales of available for sale fixed maturity securities and preferred stocks and gross realized gains and losses related to such sales are as follows:

                                                    Year ended December 31,
                                                ------------------------------
                                                1997        1998          1999
                                                ----        ----          ----
                                                       (in thousands)
      Proceeds from sales                      $26,652     $9,955      $16,968
      Gross realized gains                         138          1           76
      Gross realized losses                         26          3           16

     Net investment income
     ---------------------

     Net investment income consists of:

                                            Year ended December 31,
                                            -----------------------
                                          1997        1998        1999
                                          ----        ----        ----
                                                (in thousands)
          Fixed maturities              $11,472     $12,236     $12,118
          Short-term investments            686         513         464
          Other                             921         869         946
                                        -------     -------     -------
            Total investment income      13,079      13,618      13,528
          Investment expenses               309         341         381
                                        -------     -------     -------
            Net investment income       $12,770     $13,277     $13,147
                                        =======     =======     =======

4.   Reinsurance
     -----------

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

     The effect of reinsurance on premiums written and earned for the years ended December 31, 1998 and 1999 is as follows:

                                  1998                      1999
                          --------------------      ---------------------
                          Premiums    Premiums      Premiums     Premiums
                          Written      Earned       Written       Earned
                          -------      ------       -------       ------
                                          (in thousands)
     Direct               $98,956      $99,556      $100,227      $99,943
     Assumed                  844        1,267         1,612        1,663
     Ceded                 (7,042)      (7,283)       (7,369)      (6,831)
                          -------      -------      --------      -------
         Net premiums     $92,758      $93,540      $ 94,470      $94,775
                          =======      =======      ========      =======

     As a result of the reinsurance agreements maintained by MNH, MNH is exposed to certain credit risk if one or more of its primary reinsurers were to become financially unstable. As of December 31, 1999, MNH has recognized amounts to be recovered from its primary reinsurers related to ceded losses and ceded unearned premiums totaling $7,725,000. MNH generally does not require collateral for reinsurance recoverable.

5.   Reserve for Losses and Loss Adjustment Expenses
     -----------------------------------------------

     Activity in the reserve for losses and LAE is summarized as follows:

                                                                 1998          1999
                                                                 ----          ----
                                                                   (in thousands)
     Reserve for losses and LAE at beginning of year           $141,205      $136,685
         Less reinsurance recoverables                           10,372         9,816
                                                               --------      --------
         Net balance at beginning of year                       130,833       126,869
                                                               --------      --------

     Provision for losses and LAE for claims occurring in:
         Current year                                            67,379        69,835
         Prior years                                             (2,145)       (3,749)
                                                               --------      --------
                                                                 65,234        66,086
                                                               --------      --------

     Loss and LAE payments for claims occurring in:
         Current year                                            26,765        28,330
         Prior years                                             42,433        37,125
                                                               --------      --------
                                                                 69,198        65,455
                                                               --------      --------

     Reserve for losses and LAE at end of year, net             126,869       127,500
         Plus reinsurance recoverables                            9,816         6,026
                                                               --------      --------
         Balance at end of year                                $136,685      $133,526
                                                               ========      ========

     In 1998, the Company decreased its reserves for prior years by $2,145,000, primarily due to favorable loss experience related to automobile liability policies. In 1999, the Company decreased its reserves for prior years by $3,749,000 primarily due to favorable loss experience related to workers' compensation policies.

6.   Demand Loan
     -----------

     During 1999, the Company arranged for a $2,000,000 unsecured credit facility from a bank. Any borrowings under this facility are payable on demand and carry an interest rate which can be fixed or variable and is negotiated at the time of each advance. This facility is available for general working capital purposes and for repurchases of the Company's common stock. As of December 31, 1999, $1,025,000 was outstanding under this facility and carried a weighted average interest rate of 8.12%.

7.   Income Taxes
     ------------

     The provision (benefit) for income taxes consists of:

                                       Year ended December 31,
                                     ---------------------------
                                     1997        1998       1999
                                     ----        ----       ----
                                            (in thousands)
     Current                        $1,756      $1,127     $2,600
     Deferred                         (532)      1,207        270
                                    ------      ------     ------
     Total income tax provision     $1,224      $2,334     $2,870
                                    ======      ======     ======

     A reconciliation of the difference between the Company's total income tax provision and that calculated using statutory income tax rates is as follows:

                                                Year ended December 31,
                                             ----------------------------
                                             1997        1998        1999
                                             ----        ----        ----
                                                    (in thousands)
     Computed provision at
           statutory rate                   $1,843      $2,807      $3,285
     Adjustments:
           Tax-exempt investment income       (491)       (393)       (298)
           Dividend exclusion                 (147)       (128)       (150)
           Other items                          19          48          33
                                            ------      ------      ------
     Total income tax provision             $1,224      $2,334      $2,870
                                            ======      ======      ======

     Deferred tax liabilities (assets) are comprised of the following:

                                                         December 31,
                                                      ------------------
                                                      1998          1999
                                                      ----          ----
                                                        (in thousands)
     Deferred policy acquisition costs              $  4,213      $  4,185
     Unrealized investment gains                         604          --
     Accretion of bond discount                          349           146
     Other                                               204           131
                                                    --------      --------
     Total deferred tax liabilities                    5,370         4,462
                                                    --------      --------

     Discounting of reserve for losses and
          loss adjustment expenses                    (6,826)       (6,425)
     Unearned premiums                                (3,179)       (3,159)
     Unrealized investment losses                       --            (612)
     Other                                              (279)         (268)
     Minimum tax credit carryforward                    (141)         --
                                                    --------      --------
     Total deferred tax assets                       (10,425)      (10,464)
                                                    --------      --------
          Net deferred income taxes                 $ (5,055)     $ (6,002)
                                                    ========      ========

     Although realization is not assured, based upon the evidence available the Company believes that it is more likely than not that the net deferred income tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are not achieved.

8.   Stockholders' Equity
     --------------------

     Dividends
     ---------

     The Company depends on dividends from its subsidiary, MNH, to pay cash dividends to its stockholders and to meet its expenses. MNH is subject to New Hampshire state insurance laws which restrict its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of an insurer's policyholders' surplus as of the preceding December 31. The maximum amount of dividends that MNH could pay during any twelve month period ending in 2000, without the prior approval of the New Hampshire Insurance Commissioner, is $5,328,000.

     Stock option plans
     ------------------

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

     In accounting for its stock option plans, the Company remains under the expense recognition provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" but follows the disclosure provisions of SFAS No. 123 "Accounting for Stock Based Compensation". No compensation expense was recognized in 1997, 1998 or 1999 for options granted under these plans.

     Had compensation expense for stock options granted under the Company's stock option plans been determined based on the fair value at the grant date consistent with the method required by SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 1998 and 1999 would have been as follows:

                                              1998            1999
                                              ----            ----
     Net income:
         As reported                       $5,923,000      $6,793,000
         Pro forma                         $5,884,000      $6,777,000
     Diluted earnings per share:
         As reported                            $2.04           $2.48
         Pro forma                              $2.03           $2.47

     The fair value of each option granted in 1996 was estimated using a binomial option pricing model which is a modification of the Black-Scholes option pricing model, with the following assumptions for 1996: risk free interest rate of 6.25%, volatility of 18.0%, expected dividend yield of 1.1% and expected life of 10 years.

     A summary of the status of the Company's outstanding options as of December 31, 1997, 1998 and 1999, and changes during the years ending on those dates is presented below:

                              1997                    1998                    1999
                     ----------------------  ----------------------  ----------------------
                                   Weighted                Weighted                Weighted
                                    Average                 Average                 Average
                       Options     Exercise    Options     Exercise    Options     Exercise
                     Outstanding     Price   Outstanding     Price   Outstanding     Price
                     -----------   --------  -----------   --------  -----------   --------
     Beginning
       of year          90,750      $18.28      79,250      $18.39      71,500      $18.38
     Granted              --          --          --          --          --          --
     Exercised          (5,750)      14.64      (3,750)      15.04     (12,000)      14.05
     Forfeited          (5,750)      20.40      (4,000)      21.00     (12,500)      17.12
                        ------                  ------                 -------
     End of year        79,250       18.39      71,500       18.38      47,000       19.87
                        ======                  ======                 =======
     Options exer-
       cisable at
       year-end         45,500       16.45      51,000       17.37      37,250       19.58
                        ======                  ======                 =======

     The following table summarizes information about the Company's outstanding stock options at December 31, 1999:

                  Number        Remaining      Average        Number
               Outstanding     Contractual     Exercise    Exercisable
               at 12/31/99    Life in Years     Price      at 12/31/99
               -----------    -------------    --------    -----------
                   8,000           2.1           14.38         8,000
                  39,000           6.1           21.00        29,250
                  ------                                      ------
                  47,000                                      37,250
                  ======                                      ======

     Common stock repurchases
     ------------------------

     During 1997, 1998 and 1999, the Company repurchased 158,900, 58,800 and 267,600 shares of its common stock, respectively. The Company was holding 378,400 and 646,000 of these shares in treasury as of December 31, 1998 and 1999 respectively.

     Preferred stock
     ---------------

     Preferred stock, no par value, $424.30 stated value, 10,000 shares authorized; no shares issued or outstanding at December 31, 1998 or December 31, 1999. The Company also has 3,000,000 shares of $.01 par value preferred stock which is authorized and unissued.

9.   Earnings Per Share
     ------------------

     The computations for basic and diluted earnings per share are as follows:

                                                 Year Ended December 31,
                                                 -----------------------
                                               1997       1998       1999
                                         ---------------------------------------
                                         (in thousands except per share amounts)
     Basic:
     Net income                               $4,198     $5,923     $6,793
     Weighted average shares outstanding       2,973      2,895      2,738
     Basic earnings per share                 $ 1.41     $ 2.05     $ 2.48

     Diluted:
     Net income                               $4,198     $5,923     $6,793
     Weighted average shares outstanding       2,973      2,895      2,738
     Plus incremental shares from assumed
        conversion of stock options                7          9          5
                                              ------     ------     ------
     Weighted average shares
        outstanding-adjusted                   2,980      2,904      2,743
                                              ======     ======     ======
     Diluted earnings per share               $ 1.41     $ 2.04     $ 2.48

10.  Benefit Programs
     ----------------

     Mutual maintains a capital accumulation plan which is a profit sharing plan under Section 401(a) of the Internal Revenue Code that covers all employees who have completed six months of service. Mutual matches at least 15% and up to 100% of employee contributions, based on the combined net operating profits of Mutual and MNH. Additional contributions may be made at the discretion of the Board of Directors of Mutual. Under the terms of the management agreement, the Company's portion of the total contribution was $457,000, $554,000 and $580,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

11.  Commitments and Contingencies
     -----------------------------

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