Form 10-K405/A
period 1999-12-31
MERCHANTS GROUP INC
filed 2000-03-31
CIK 803027

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A

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


/s/Frank J. Colantuono                   Director                                      March 30, 2000
----------------------
Frank J. Colantuono


/s/Henry P. Semmelhack                   Director                                      March 30, 2000
----------------------
Henry P. Semmelhack

                        Report of Independent Accountants
                        ---------------------------------


To the Board of Directors
and Stockholders of
Merchants Group, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) present fairly, in all material respects, the financial position of Merchants Group, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


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