Form 10-Q
period 2000-03-31
MERCHANTS GROUP INC
filed 2000-05-08
CIK 803027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q
                                  -------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 26, 2000:

                        2,515,352 SHARES OF COMMON STOCK.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (in thousands)

                                                          December 31,     March 31,
           Assets                                             1999           2000
           ------                                           --------       --------
                                                                          (unaudited)
Investments:
  Fixed maturities:
    Held to maturity at amortized cost (fair value
        $14,705 in 1999 and $14,687 in 2000)                $ 14,547        $ 14,485
    Available for sale at fair value (amortized cost
        $183,209 in 1999 and $176,895 in 2000)               182,082         174,391
  Preferred stock at fair value                               12,941          13,201
  Other long-term investments at fair value                      797           1,007
  Short-term investments                                       2,544           6,670
                                                            --------        --------

             Total investments                               212,911         209,754

Cash                                                               2               2
Interest due and accrued                                       2,117           2,241
Premiums receivable, net of allowance for doubtful
    accounts of $431 in 1999 and $405 in 2000                 19,964          19,020
Deferred policy acquisition costs                             12,309          11,923
Ceded reinsurance balances receivable                          5,396           6,321
Prepaid reinsurance premiums                                   3,168           3,179
Deferred income taxes                                          6,002           6,421
Other assets                                                   7,654           7,409
                                                            --------        --------

             Total assets                                   $269,523        $266,270
                                                            ========        ========


               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                       (in thousands except share amounts)

                                                                                 December 31,        March 31,
                                                                                     1999             2000
                                                                                   ---------         --------
                                                                                                    (unaudited)
        Liabilities and Stockholders' Equity
        ------------------------------------

Liabilities:
    Reserve for losses and loss adjustment expenses                                $ 133,526         $ 135,059
    Unearned premiums                                                                 49,616            48,170
    Demand loan                                                                        1,025               700
    Payable to affiliate                                                                 618             1,586
    Other liabilities                                                                 15,351            12,912
                                                                                   ---------         ---------
             Total liabilities                                                       200,136           198,427
                                                                                   ---------         ---------

Stockholders' equity:
    Common stock, 10,000,000 shares authorized, 2,595,852 shares issued and outstanding at December 31, 1999 and 2,520,652 shares issued and
        outstanding  at March 31, 2000                                                    32                32
    Additional paid in capital                                                        35,680            35,680
    Treasury stock, 646,000 shares at December 31, 1999
        and 721,200 shares at March 31, 2000                                         (13,139)          (14,570)
    Accumulated other comprehensive loss                                              (1,188)           (1,611)
    Accumulated earnings                                                              48,002            48,312
                                                                                   ---------         ---------
             Total stockholders' equity                                               69,387            67,843
                                                                                   ---------         ---------

Commitments and contingent liabilities                                                     -                 -

             Total liabilities and stockholders' equity                            $ 269,523         $ 266,270
                                                                                   =========         =========



               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (in thousands except per share amounts)


                                                                  Three Months
                                                                 Ended March 31,
                                                              1999           2000
                                                             -------        -------
                                                                   (unaudited)
Revenues:
    Net premiums earned                                      $23,662        $23,033
    Net investment income                                      3,271          3,456
    Net realized investment gains                                  1              -
    Other revenues                                               142             66
                                                             -------        -------
             Total revenues                                   27,076         26,555
                                                             -------        -------

Expenses:
    Net losses and loss adjustment expenses                   16,327         17,493
    Amortization of deferred policy acquisition costs          6,270          6,104
    Other underwriting expenses                                1,984          1,686
                                                             -------        -------
             Total expenses                                   24,581         25,283
                                                             -------        -------

Income before income taxes                                     2,495          1,272
Income tax provision                                             846            455
                                                             -------        -------
             Net income                                      $ 1,649        $   817
                                                             =======        =======

Basic and diluted earnings per share                         $   .58        $   .32
                                                             =======        =======

Weighted average shares outstanding:
    Basic                                                      2,846          2,560
    Diluted                                                    2,854          2,562




               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                 (in thousands)


                                                                                       Three Months
                                                                                       Ended March 31,
                                                                                     1999          2000
                                                                                   -------        ------
                                                                                        (unaudited)
Net income                                                                         $1,649         $   817
                                                                                   ------         -------
Other comprehensive loss before taxes:
    Unrealized losses on securities                                                   (78)           (792)
    Reclassification adjustment
        for gains and losses included
        in net income                                                                 (16)              -
                                                                                   ------         -------
Other comprehensive loss before taxes                                                 (94)           (792)
Income tax benefit related to items
    of other comprehensive loss                                                       (32)           (369)
                                                                                   ------         -------
Other comprehensive loss                                                              (62)           (423)
                                                                                   ------         -------

Comprehensive income                                                               $1,587         $   394
                                                                                   ======         =======



               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (in thousands)


                                                             Three Months
                                                            Ended March 31,

                                                         1999            2000
                                                      --------         --------
                                                             (unaudited)
Common stock, beginning and end                       $     32         $     32
                                                      --------         --------

Additional paid in capital:
    Beginning of period                                 35,511           35,680
    Exercise of common stock options                        66                -
                                                      --------         --------
    End of period                                       35,577           35,680
                                                      --------         --------

Treasury stock:
    Beginning of period                                 (7,097)         (13,139)
    Purchase of treasury shares                           (751)          (1,431)
                                                      --------         --------
    End of period                                       (7,848)         (14,570)
                                                      --------         --------

Accumulated other comprehensive income (loss):
    Beginning of period                                  1,173           (1,188)
    Other comprehensive loss                               (62)            (423)
                                                      --------         --------
    End of period                                        1,111           (1,611)
                                                      --------         --------

Accumulated earnings:
    Beginning of period                                 42,164           48,002
    Net income                                           1,649              817
    Cash dividends                                        (466)            (507)
                                                      --------         --------
    End of period                                       43,347           48,312
                                                      --------         --------
             Total stockholders' equity               $ 72,219         $ 67,843
                                                      ========         ========




               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                 (in thousands)

                                                                        Three Months
                                                                       Ended March 31,
                                                                    1999             2000
                                                                  ---------        --------
                                                                          (unaudited)
Cash flows from operations:
    Collection of premiums                                        $ 22,050         $ 22,216
    Payment of losses and loss adjustment expenses                 (17,361)         (16,513)
    Payment of other underwriting expenses                          (9,513)          (9,882)
    Investment income received                                       3,374            3,340
    Investment expenses paid                                           (91)            (106)
    Income taxes paid                                                   (2)            (217)
    Other                                                              142               (6)
                                                                  --------         --------
        Net cash used in operations                                 (1,401)          (1,168)
                                                                  --------         --------

Cash flows from investing activities:
    Proceeds from fixed maturities sold or matured                  32,276           10,299
    Purchase of fixed maturities                                   (27,082)          (3,170)
    Net increase in preferred stock                                      -             (330)
    Net (increase) decrease in other long-term investments             120             (210)
    Net increase in short-term investments                          (2,395)          (4,126)
    Disposition of equipment                                           697                -
                                                                  --------         --------
        Net cash provided by investing activities                    3,616            2,463
                                                                  --------         --------

Cash flows from financing activities:
    Settlement of affiliate balances                                (1,063)             968
    Decrease in demand loan, net                                         -             (325)
    Proceeds from exercise of common stock options                      66                -
    Purchase of treasury stock                                        (751)          (1,431)
    Cash dividends                                                    (466)            (507)
                                                                  --------         --------
        Net cash used in financing activities                       (2,214)          (1,295)
                                                                  --------         --------

        Increase in cash                                                 1                -

Cash:
    Beginning of period                                                 16                2
                                                                  --------         --------
    End of period                                                 $     17         $      2
                                                                  ========         ========



               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    RECONCILIATION OF NET INCOME TO NET CASH

                             PROVIDED BY OPERATIONS

                                 (in thousands)


                                                                           Three Months
                                                                          Ended March 31,
                                                                         1999         2000
                                                                      ---------     --------
                                                                            (unaudited)
Net income                                                            $   1,649     $    817

Adjustments:
    Depreciation and amortization                                           (11)         (98)
    Realized investment gains                                                (1)           -

(Increase) decrease in assets:
    Interest due and accrued                                                 73         (124)
    Premiums receivable                                                     967          944
    Deferred policy acquisition costs                                       407          386
    Ceded reinsurance balances receivable                                  (323)        (925)
    Prepaid reinsurance premiums                                            (84)         (11)
    Deferred income taxes                                                   109          (50)
    Other assets                                                            (67)         245

Increase (decrease) in liabilities:
    Reserve for losses and loss adjustment expenses                      (1,788)       1,533
    Unearned premiums                                                    (1,452)      (1,446)
    Other liabilities                                                      (880)      (2,439)
                                                                      ---------     --------

             Net cash used in operations                              $  (1,401)    $ (1,168)
                                                                      =========     ========




               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PRINCIPLES  OF  CONSOLIDATION AND  BASIS  OF  PRESENTATION

The consolidated balance sheet as of March 31, 2000 and the related consolidated statements of operations, of comprehensive income, of changes in stockholders' equity and of cash flows for the three months ended March 31, 1999 and 2000, respectively, are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of financial position and results of operations. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of Merchants Group, Inc. (the Company), its wholly-owned subsidiary, Merchants Insurance Company of New Hampshire, Inc. (MNH), and M.F.C. of New York, Inc., an inactive premium finance company which is a wholly-owned subsidiary of MNH. The accompanying consolidated financial statements should be read in conjunction with the following notes and the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) which differ in some respects from those followed in reports to insurance regulatory authorities. All significant intercompany balances and transactions have been eliminated. Certain prior year balances have been reclassified to conform with current year presentation.

2. RELATED PARTY TRANSACTIONS

The Company and MNH have no paid employees. Under a management agreement dated September 26, 1986 (the Management Agreement), Merchants Mutual Insurance Company (Mutual), which owned 10.1% of the Company's common stock at March 31, 2000, provides the Company and MNH with the facilities, management and personnel required to manage their day-to-day business. All underwriting, administrative, claims and investment expenses incurred on behalf of Mutual and MNH are shared on an allocated cost basis, determined as follows: for underwriting and administrative expenses, the respective share of total direct premiums written for Mutual and MNH serves as the basis of allocation; for claims expenses, the average number of outstanding claims is used; investment expenses are shared based on each company's share of total invested assets.

3. EARNINGS  PER  SHARE

Basic and diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each period, increased by the assumed exercise of 8,000 and 65,750 shares of common stock options in 2000 and 1999, respectively, which would have resulted in 1,825 and 8,128 additional shares outstanding, respectively, assuming the proceeds to the Company from exercise were used to purchase shares of the Company's common stock at its average market value per share during the quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

Total revenues for the three months ended March 31, 2000 were $26,555,000, a decrease of $521,000 or 2%, from $27,076,000 for the three months ended March 31, 1999.

Direct premiums written for the three months ended March 31, 2000 were $23,469,000, an increase of $188,000, or 1%, from $23,281,000 for the three months ended March 31, 1999. Voluntary direct premiums written for the three months ended March 31, 2000 were $23,213,000, an increase of $389,000 or 2%, from $22,824,000 for the three months ended March 31, 1999.

Voluntary personal lines direct premiums written for the three months ended March 31, 2000 were $8,464,000, a decrease of $621,000, or 7%, from $9,085,000 for the three months ended March 31, 1999. Private passenger automobile (PPA) direct premiums written, which represented 78% and 80% of total voluntary personal lines direct premiums written for the three months ended March 31, 2000 and 1999, respectively, decreased 9% from the year earlier period. PPA direct premiums written decreased primarily due to fewer new policies being issued and fewer renewal policies being retained, resulting from priced-based market competition. Homeowners direct premiums written for the three months ended March 31, 2000 increased 2% compared to the three months ended March 31, 1999.

Voluntary commercial lines direct premiums written for the three months ended March 31, 2000 were $14,749,000, an increase of $1,010,000, or 7%, from
$13,739,000 for the three months ended March 31, 1999, primarily due to increases in commercial automobile (14%) and contractors coverall (12%) premiums written. The increase in commercial automobile direct written premiums was primarily due to a 21% increase in policies in force at March 31, 2000 compared to March 31, 1999, somewhat offset by a decrease in average premium per commercial automobile policy. The increase in contractors coverall direct written premiums was attributable to a 13% increase in policies in force at March 31, 2000 compared to the year earlier period.

Involuntary direct premiums written, primarily PPA insurance, which comprised 1% and 2% of all direct premiums written during the three months ended March 31, 2000 and 1999, respectively, decreased by $201,000, or 44%, to $256,000 in the three months ended March 31, 2000 from $457,000 for the three months ended March 31, 1999 because the New York Automobile Insurance Plan (NYAIP) continues to adjust assignments as a result of having over-assigned policies to the Company in 1997 and due to an overall decrease in the NYAIP pool of business.

Net premiums written decreased $550,000, or 2%, to $21,577,000 for the three months ended March 31, 2000 from $22,127,000 for the three months ended March 31, 1999, primarily due to a $427,000 decrease in premiums assumed from involuntary market facilities and the $201,000 decrease in involuntary direct premiums written.

Net premiums earned for the three months ended March 31, 2000 were $23,033,000, a decrease of $629,000 (3%) from $23,662,000 for the three months ended March 31, 1999, primarily due to a $370,000 decrease in earned premiums assumed from involuntary market facilities and a $580,000 decrease in involuntary direct earned premiums, primarily NYAIP earned premiums.

Net investment income was $3,456,000 for the three months ended March 31, 2000, an increase of 6% from $3,271,000 for the three months ended March 31, 1999. The average pre-tax yield associated with the investment portfolio increased 33 basis points to 6.65%. Average invested assets for the three months ended March 31, 2000 increased less than 1% compared to the year earlier period.

Losses and loss adjustment expenses (LAE) were $17,493,000 for the three months ended March 31, 2000, an increase of $1,166,000, or 7%, from $16,327,000 for the three months ended March 31, 1999. The loss and LAE ratio increased to 75.9% for the three months ended March 31, 2000 from 69.0% for the three months ended March 31, 1999. The increase in losses and LAE resulted from an increase in claims frequency experienced in the first quarter of 2000, primarily for private passenger automobile and commercial automobile policies.

The ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned decreased to 33.8% for the three months ended March 31, 2000 from 34.9% for the three months ended March 31, 1999, primarily due to lower agency incentive commissions resulting from the higher loss and LAE ratio. Commissions, premium taxes and other state assessments that vary directly with the Company's premium volume represented 20.8% of net premiums earned in the three months ended March 31, 2000 compared to 22.0% of net premiums earned in the three months ended March 31, 1999.

The Company's effective income tax rate for the three months ended March 31, 2000 was 35.8%. This rate was calculated based upon the Company's estimate of its effective income tax rate for all of 2000. Non-taxable investment income, primarily tax-exempt bond income, reduced the Company's effective tax rate by approximately five percentage points.

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

The Company's objectives with respect to its investment portfolio include maximizing total return while protecting stockholders' equity and maintaining flexibility. Like other property and casualty insurers, the Company relies on premiums as a major source of cash, and therefore liquidity. Cash flows from the Company's investment portfolio, either in the form of interest or principal payments, are an additional source of liquidity. Because the duration of the Company's investment portfolio relative to the duration of its liabilities are closely managed, increases or decreases in market interest rates are not expected to have a material effect on the Company's liquidity, or its results of operations.

The Company generally designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as a component of accumulated other comprehensive income within stockholders' equity. At March 31, 2000, the Company had recorded $1,611,000 of unrealized losses, net of taxes, associated with its investments classified as "available for sale" as accumulated other comprehensive income. During the three months ended March 31, 2000 the Company recorded $423,000 of unrealized losses, net of tax, associated with its available for sale investments.

At March 31, 2000, the Company's portfolio of fixed maturities represented 90.0% of invested assets. Management believes that this level of bond holdings is consistent with the Company's liquidity needs because it anticipates that cash receipts from net premiums written and investment income will enable the Company to satisfy its cash obligations. Furthermore, a portion of the Company's bond portfolio is invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide monthly paydowns of bond principal.

At March 31, 2000, $99,133,000, or 52.5%, of the Company's fixed maturity portfolio was invested in mortgage-backed and other-asset backed securities. The Company invests in a variety of collateralized mortgage obligation (CMO) products but has not invested in the derivative type of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company's CMO investments have an active secondary market and their effect on the Company's liquidity does not differ from that of other fixed maturity investments. The Company does not own any other derivative financial instruments.

At March 31, 2000, $9,656,000, or 4.6%, of the Company's investment portfolio was invested in non-investment grade securities compared to $5,663,000, or 2.7%, at March 31, 1999. All of the Company's non-investment grade securities are currently performing to the Company's purchase expectations.

During the three months ended March 31, 2000, the Company repurchased 75,200 shares of its common stock at an average price per share of $19.03. The Company was holding 721,200 shares of its common stock in treasury at March 31, 2000.

The Company has arranged for a $2,000,000 unsecured credit facility from a bank in the form of a master grid note. Any borrowings under this facility are payable on demand and carry an interest rate which can be fixed or variable and is negotiated at the time of each advance. This facility is available for general working capital purposes and for repurchases of the Company's common stock. At March 31, 2000, $700,000 was outstanding on this loan.

As a holding company, the Company is dependent on cash dividends from MNH to meet its obligations, pay any cash dividends and repurchase its shares. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's statutory policyholders' surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve month period ending in 2000 without the prior approval of the New Hampshire Insurance Commissioner is $5,328,000. MNH paid the maximum allowable dividend to the Company in 1999. Dividends were paid in January 1999, May 1999 and September 1999, of $2,000,000, $1,400,000 and $1,600,000, respectively. MNH paid a dividend of $2,200,000 to the Company on February 14, 2000 and as such is restricted from paying another dividend to the Company until May 2000. The Company declared cash dividends to its common stockholders of $.20 per share in the first quarter of 2000 amounting to $507,000.

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

Industry and regulatory guidelines suggest that the ratio of a property-casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. MNH has consistently followed a business strategy that would allow it to meet this 3 to 1 regulatory guideline. For the first three months of 2000 MNH's ratio of net premiums written to statutory surplus, annualized for a full year, was 1.7 to 1.

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

RELATIONSHIP WITH MUTUAL

       The Company's and MNH's business and day-to-day operations are closely aligned with those of Mutual. This is the result of a combination of factors. Mutual has had a historical ownership interest in the Company and MNH. Prior to November 1986 MNH was a wholly-owned subsidiary of Mutual. Following the Company's initial public offering in November 1986 and until a secondary stock offering in July 1993 the Company was a majority-owned subsidiary of Mutual. Mutual currently owns 10.1% of the Company's common stock. Under the Management Agreement, Mutual provides the Company and MNH with all facilities and personnel to operate their business. The only officers of the Company or MNH who are paid full time employees are employees of Mutual whose services are purchased under the Management Agreement. Also, the operation of the Company's insurance business, which offers substantially the same lines of insurance as Mutual through the same independent insurance agents, creates a very close relationship among the companies.

       During 1998, Mutual initiated discussions with the Company concerning proposals for the acquisition of the Company by Mutual. The Company determined that the terms proposed by Mutual were inadequate. The Company also determined that the Management Agreement prevents the Company's shareholders from realizing the Company's fair value in a sale or merger, and on July 23, 1998 the Company gave notice to Mutual of its intention to terminate the Management Agreement. The provisions of the Management Agreement require five year's prior written notice for its termination. The Company does not expect the notice of termination to have any material, short-term effect on the Company's operations. However, the Company believes that the Management Agreement, as currently written, creates conflicts of interest between the Company and Mutual in their joint operations and prevents the Company's shareholders from realizing the fair value of their shares.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Market risk represents the potential for loss due to changes in the fair value of financial instruments. The market risk related to the Company's financial instruments primarily relates to its investment portfolio. The value of the Company's investment portfolio of $209,754,000 at March 31, 2000 is subject to changes in interest rates and to a lesser extent on credit quality. Further, certain mortgage-backed and asset-backed securities are exposed to accelerated prepayment risk generally caused by interest rate movements. If interest rates were to decline, mortgage holders would be more likely to refinance existing mortgages at lower rates. Acceleration of future repayments could adversely affect future investment income, if reinvestment of the accelerated receipts was made in lower yielding securities.

The following table provides information related to the Company's fixed maturity investments at March 31, 2000. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based upon the maturity date or, in the case of mortgage-backed and asset-backed securities, expected payment patterns. Actual cash flows could differ from those shown in the table.

FIXED MATURITIES

Expected Cash Flows of Principal Amounts ($ in 000's):

                                                                                                                   TOTAL
                                                                                                            -----------------------
                                                                                                                          Esti-
                                                                                                             Amor-        mated
                                                                                                 There-      tized        Market
                                     2000       2001        2002          2003        2004       after       Cost         Value
                                    -------    -------     -------       ------      -------     ------     --------     --------
Held to Maturity
----------------

U.S. Treasury securities and
       obligations of U.S.
       Government corporations
       and agencies                 $ 1,647    $    0      $     0       $    0      $     0     $    0     $  1,647     $  1,600
    Average interest rate              5.4%      0.0%         0.0%         0.0%         0.0%       0.0%          ---          ---

Mortgage & asset backed
       securities                         0        196       1,815        1,710        1,556      7,561       12,838       13,087
    Average interest rate              0.0%       7.2%        7.2%         7.1%         7.1%       7.3%          ---          ---
                                    -------    -------     -------       ------      -------     ------     --------     --------
Total                                $1,647    $   196     $ 1,815       $1,710      $ 1,556     $7,561     $ 14,485     $ 14,687
                                    =======    =======     =======       ======      =======     ======     ========     ========

Available for Sale
------------------

U.S. Treasury securities and
       obligations of U.S.
       Government corporations
       and agencies                 $ 7,400    $18,633      $  350       $    0      $     0     $    0     $ 26,383     $ 26,049
    Average interest rate              5.3%       5.4%        6.3%         0.0%         0.0%       0.0%          ---          ---

Obligations of states and
       political subdivisions         4,492      7,708       1,710        3,032            0        707       17,649       17,715
    Average interest rate              4.6%       4.9%        5.6%         4.9%         0.0%       5.3%          ---          ---

Corporate securities                  5,866     17,415      14,604        7,503          855        368       46,611       44,331
    Average interest rate              5.7%       6.9%        7.1%         8.4%         8.6%       9.5%          ---          ---

Mortgage & asset
       backed securities             23,433     33,391      16,761        4,463        1,543      6,661       86,252       86,296
    Average interest rate              6.8%       6.9%        6.9%         7.0%         7.1%       7.2%          ---          ---
                                    -------    -------     -------      -------      -------     ------     --------      -------

Total                               $41,191    $77,147     $33,425      $14,998      $ 2,398     $7,736     $176,895     $174,391
                                    =======    =======     =======      =======      =======     ======     ========     ========


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

                                           MERCHANTS GROUP, INC.
                                           (Registrant)




Date: May 8, 2000                          By:/s/  Kenneth J. Wilson
                                              ----------------------
                                           Kenneth J. Wilson
                                           Chief Financial Officer and
                                           Treasurer (duly authorized
                                           officer of the registrant and
                                           chief accounting officer)