Form 10-Q
period 2000-06-30
MERCHANTS GROUP INC
filed 2000-08-14
CIK 803027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

                                  -------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 28, 2000.

                        2,463,052 SHARES OF COMMON STOCK.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (in thousands)

                                                                                December 31,            June 30,
                           ASSETS                                                  1999                    2000
                                                                               ------------             -----------
                                                                                                        (unaudited)
Investments:
  Fixed maturities:
      Held to maturity at amortized cost (fair value
             $14,705 in 1999 and $14,720 in 2000)                                $ 14,547               $ 14,501
      Available for sale at fair value (amortized cost
             $183,209 in 1999 and $173,245 in 2000)                               182,082                171,097
  Preferred stock at fair value                                                    12,941                 13,269
  Other long-term investments at fair value                                           797                    735
  Short-term investments                                                            2,544                  8,125
                                                                                 --------               --------

                     Total investments                                            212,911                207,727

Cash                                                                                    2                      3
Interest due and accrued                                                            2,117                  2,268
Premiums receivable, net of allowance for doubtful
      accounts of $431 in 1999 and $423 in 2000                                    19,964                 21,278
Deferred policy acquisition costs                                                  12,309                 12,617
Ceded reinsurance balances receivable                                               5,396                  5,899
Prepaid reinsurance premiums                                                        3,168                  8,229
Deferred income taxes                                                               6,002                  6,061
Other assets                                                                        7,654                  7,829
                                                                                 --------               --------

                     Total assets                                                $269,523               $271,911
                                                                                 ========               ========





               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                       (in thousands except share amounts)

                                                                                                December 31,           June 30,
                                                                                                   1999                  2000
                                                                                               -------------         ----------
                                                                                                                     (unaudited)
             LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Reserve for losses and loss adjustment expenses                                            $ 133,526          $ 132,399
      Unearned premiums                                                                             49,616             55,839
      Demand loan                                                                                    1,025                450
      Payable to affiliate                                                                             618                533
      Other liabilities                                                                             15,351             13,842
                                                                                                 ---------          ---------
                     Total liabilities                                                             200,136            203,063
                                                                                                 ---------          ---------

Stockholders' equity:
      Common stock, 10,000,000 shares authorized, 2,595,852 shares issued and outstanding at December 31, 1999 and 2,463,252 shares issued and
             outstanding at June 30, 2000                                                               32                 32
      Additional paid in capital                                                                    35,680             35,680
      Treasury stock, 646,000 shares at December 31, 1999
             and 778,600 shares at June 30, 2000                                                   (13,139)           (15,491)
      Accumulated other comprehensive loss                                                          (1,188)            (1,490)
      Accumulated earnings                                                                          48,002             50,117
                                                                                                 ---------          ---------
                     Total stockholders' equity                                                     69,387             68,848
                                                                                                 ---------          ---------

Commitments and contingent liabilities                                                                --                 --

                     Total liabilities and stockholders' equity                                  $ 269,523          $ 271,911
                                                                                                 =========          =========






               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (in thousands except per share amounts)


                                                                   Three Months                          Six Months
                                                                  Ended June 30,                       Ended June 30,
                                                               1999             2000               1999             2000
                                                             -------           -------           -------           -------

                                                                                      (unaudited)
Revenues:
      Net premiums earned                                    $23,524           $23,606           $47,186           $46,639
      Net investment income                                    3,208             3,388             6,479             6,844
      Net realized investment gains                                6                 5                 7                 5
      Other revenues                                             124                16               266                82
                                                             -------           -------           -------           -------
                     Total revenues                           26,862            27,015            53,938            53,570
                                                             -------           -------           -------           -------

Expenses:
      Net losses and loss adjustment
             expenses                                         16,231            16,703            32,558            34,196
      Amortization of deferred policy
             acquisition costs                                 6,234             6,256            12,504            12,359
      Other underwriting expenses                              1,540             1,273             3,524             2,960
                                                             -------           -------           -------           -------
                     Total expenses                           24,005            24,232            48,586            49,515
                                                             -------           -------           -------           -------

Income before income taxes                                     2,857             2,783             5,352             4,055
Income tax provision                                           1,007               982             1,853             1,437
                                                             -------           -------           -------           -------
                     Net income                              $ 1,850           $ 1,801           $ 3,499           $ 2,618
                                                             =======           =======           =======           =======

Basic and diluted earnings per share                         $   .67           $   .72           $  1.24           $  1.04
                                                             =======           =======           =======           =======

Weighted average shares outstanding:
      Basic                                                    2,774             2,488             2,813             2,524
      Diluted                                                  2,778             2,489             2,817             2,526





               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                 (in thousands)



                                                                               Three Months                        Six Months
                                                                              Ended June 30,                      Ended June 30,
                                                                          1999             2000             1999              2000
                                                                        -------           ------          -------           -------

                                                                                               (unaudited)

Net income                                                              $ 1,850           $1,801          $ 3,499           $ 2,618
                                                                        -------           ------          -------           -------
Other comprehensive income (loss)
      before taxes:
      Unrealized gains (losses)
             on securities                                               (1,065)             195           (1,158)             (596)
      Reclassification adjustment
             for gains and losses included
             in net income                                                 --               --               --                --
                                                                        -------           ------          -------           -------
Other comprehensive income (loss)
      before taxes                                                       (1,065)             195           (1,158)             (596)
Income tax provision (benefit) related to
      items of other comprehensive income                                  (362)              74             (394)             (294)
                                                                        -------           ------          -------           -------
Other comprehensive income (loss)                                          (703)             121             (764)             (302)
                                                                        -------           ------          -------           -------
Comprehensive income                                                    $ 1,147           $1,922          $ 2,735           $ 2,316
                                                                        =======           ======          =======           =======














               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (in thousands)

                                                                                              Six Months
                                                                                            Ended June 30,

                                                                                     1999                     2000
                                                                                   --------                 --------
                                                                                              (unaudited)

Common stock, beginning and end                                                    $     32                 $     32
                                                                                   --------                 --------

Additional paid in capital:
      Beginning of period                                                            35,511                   35,680
      Exercise of common stock options                                                  169                     --
                                                                                   --------                 --------
      End of period                                                                  35,680                   35,680
                                                                                   --------                 --------

Treasury stock:
      Beginning of period                                                            (7,097)                 (13,139)
      Purchase of treasury shares                                                    (2,396)                  (2,352)
                                                                                   --------                 --------
      End of period                                                                  (9,493)                 (15,491)
                                                                                   --------                 --------

Accumulated other comprehensive income (loss):

      Beginning of period                                                             1,173                   (1,188)
      Other comprehensive loss                                                         (764)                    (302)
                                                                                   --------                 --------
      End of period                                                                     409                   (1,490)
                                                                                   --------                 --------

Accumulated earnings:
      Beginning of period                                                            42,164                   48,002
      Net income                                                                      3,499                    2,618
      Cash dividends                                                                   (419)                    (503)
                                                                                   --------                 --------
      End of period                                                                  45,244                   50,117
                                                                                   --------                 --------

                     Total stockholders' equity                                    $ 71,872                 $ 68,848
                                                                                   ========                 ========








               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                 (in thousands)

                                                                                                 Six Months
                                                                                               Ended June 30,
                                                                                        1999                    2000
                                                                                      --------                --------
                                                                                                 (unaudited)
Cash flows from operations:
      Collection of premiums                                                          $ 46,196                $ 46,239
      Payment of losses and loss adjustment expenses                                   (33,824)                (35,547)
      Payment of other underwriting expenses                                           (17,577)                (17,191)
      Investment income received                                                         6,635                   6,678
      Investment expenses paid                                                            (177)                   (216)
      Income taxes paid                                                                 (1,322)                 (1,353)
      Other                                                                                266                      81
                                                                                      --------                --------
             Net cash provided by (used in) operations                                     197                  (1,309)
                                                                                      --------                --------
Cash flows from investing activities:
      Proceeds from fixed maturities sold or matured                                    50,580                  35,276
      Purchase of fixed maturities                                                     (44,805)                (24,516)
      Net increase in preferred stock                                                   (1,128)                   (416)
      Net decrease in other long-term investments                                           98                      62
      Net increase in short-term investments                                              (840)                 (5,581)
      Disposition of equipment                                                             697                    --
                                                                                      --------                --------
             Net cash provided by investing activities                                   4,602                   4,825
                                                                                      --------                --------
Cash flows from financing activities:
      Settlement of affiliate balances                                                  (2,138)                    (85)
      Decrease in demand loan, net                                                        --                      (575)
      Proceeds from exercise of common stock options                                       169                    --
      Purchase of treasury stock                                                        (2,396)                 (2,352)
      Cash dividends                                                                      (419)                   (503)
                                                                                      --------                --------
             Net cash used in financing activities                                      (4,784)                 (3,515)
                                                                                      --------                --------
             Increase in cash                                                               15                       1
Cash:
      Beginning of period                                                                   16                       2
                                                                                      --------                --------
      End of period                                                                   $     31                $      3
                                                                                      ========                ========




               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    RECONCILIATION OF NET INCOME TO NET CASH

                             PROVIDED BY OPERATIONS

                                 (in thousands)

                                                                                       Six Months
                                                                                     Ended June 30,
                                                                               1999                 2000
                                                                             -------              -------
                                                                                       (unaudited)

Net income                                                                   $ 3,499              $ 2,618

Adjustments:
      Accretion of bond discount                                                 (15)                (231)
      Realized investment gains                                                   (7)                  (5)

(Increase) decrease in assets:
      Interest due and accrued                                                    44                 (151)
      Premiums receivable                                                       (303)              (1,314)
      Deferred policy acquisition costs                                           29                 (308)
      Ceded reinsurance balances receivable                                      (80)                (503)
      Prepaid reinsurance premiums                                              (354)              (5,061)
      Deferred income taxes                                                      182                  235
      Other assets                                                              (254)                (175)

Increase (decrease) in liabilities:
      Reserve for losses and loss adjustment expenses                         (1,771)              (1,127)
      Unearned premiums                                                          247                6,223
      Other liabilities                                                       (1,020)              (1,509)
                                                                             -------              -------

                     Net cash provided by (used in) operations               $   197              $(1,308)
                                                                             =======              =======








               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. PRINCIPLES  OF  CONSOLIDATION AND BASIS OF  PRESENTATION

The consolidated balance sheet as of June 30, 2000 and the related consolidated statements of operations, of comprehensive income, of changes in stockholders' equity and of cash flows for the three and six month periods ended June 30, 1999 and 2000, respectively, are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of financial position and results of operations. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

2. RELATED PARTY TRANSACTIONS

The Company and MNH have no paid employees. Under a management agreement dated September 29, 1986 (the Management Agreement), Merchants Mutual Insurance Company (Mutual), which owned 10.4% of the Company's common stock at June 30, 2000, provides the Company and MNH with the facilities, management and personnel required to manage their day-to-day business. All underwriting, administrative, claims and investment expenses incurred on behalf of Mutual and MNH are shared on an allocated cost basis, determined as follows: for underwriting and administrative expenses, the respective share of total direct premiums written for Mutual and MNH serves as the basis of allocation; for claims expenses, the average number of outstanding claims is used; investment expenses are shared based on each company's share of total invested assets.

3. EARNINGS PER SHARE

Basic and diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each period, increased by the assumed exercise of 8,000 and 49,000 shares of common stock options for the three and six month periods in 2000 and 1999, respectively, which would have resulted in 900 and 3,867 additional shares outstanding for the three month periods, respectively, and 1,407 and 3,942 additional shares outstanding for the six month periods, respectively, assuming the proceeds to the Company from exercise were used to purchase shares of the Company's common stock at its average market value per share during the period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

Total revenues for the six months ended June 30, 2000 were $53,570,000, a decrease of $368,000 or 1%, from $53,938,000 for the six months ended June 30, 1999.

Direct premiums written for the six months ended June 30, 2000 were $58,294,000, an increase of $8,589,000 or 17%, from $49,705,000 for the six months ended June 30, 1999. Voluntary direct premiums written for the six months ended June 30, 2000 were $57,739,000, an increase of $9,076,000 or 19%, from $48,663,000 for the six months ended June 30, 1999. Involuntary direct premiums written for the six months ended June 30, 2000 were $556,000, a decrease of $486,000 or 47%, from $1,042,000 for the six months ended June 30, 1999. Net premiums written for the six months ended June 30, 2000 were $47,802,000, an increase of $722,000 or 2%, from $47,080,000 for the six months ended June 30, 1999.

During the quarter ended June 30, 2000 the Company implemented a program to underwrite specialized commercial auto insurance (the Auto Program). All policies issued under the Auto Program are 100% reinsured through certain Lloyds syndicates and therefore have no impact on net premiums written, net premiums earned or net losses and loss adjustment expenses (LAE) incurred by the Company. The Company records all direct underwriting expenses incurred, including commissions with respect to the acquisition of these policies, which are offset by reinsurance commission income.

Voluntary personal lines direct premiums written for the six months ended June 30, 2000 were $18,018,000, a decrease of $583,000 or 3%, from $18,601,000 for the six months ended June 30, 1999. Private passenger automobile (PPA) direct premiums written, which represented 76% and 78% of total voluntary personal lines direct premiums written for the six months ended June 30, 2000 and 1999, respectively, decreased 5% from the year earlier period. PPA direct premiums written decreased primarily due to fewer new policies being issued and fewer renewal policies being retained, resulting from price-based market competition. Homeowners direct premiums written for the six months ended June 30, 2000 increased 2% compared to the six months ended June 30, 1999.

Voluntary commercial lines direct premiums written for the six months ended June 30, 2000 were $39,721,000, an increase of $9,659,000 or 32%, from $30,062,000 for the six months ended June 30, 1999. This increase was primarily attributable to $6,579,000 of direct premiums written for the Auto Program. There were no Auto Program direct premiums written in the six months ended June 30, 1999. Voluntary commercial lines direct premiums written, excluding Auto Program premiums, were $33,142,000, an increase of $3,080,000 or 10%, from $30,062,000 for the six months ended June 30, 1999. This increase was due primarily to increases in commercial automobile (20%) and contractors coverall (16%) premiums written.

The increase in commercial automobile direct premiums written was attributable to an 11% increase in policies in force at June 30, 2000 compared to June 30, 1999 and to a 6% increase in average premium per commercial auto policy. The increase in contractors coverall direct premiums written resulted primarily from a 28% increase in policies in force somewhat offset by an 8% decrease in average premium per policy. The increase in contractors coverall policies in force resulted primarily from a 31% increase in new business units (policies written for the first time) in 2000 compared to 1999.

Involuntary direct premiums written, primarily PPA insurance, which comprised 1% and 2% of all direct premiums written during the six months ended June 30, 2000 and 1999, respectively, decreased because the New York Automobile Insurance Plan (NYAIP) continues to adjust assignments as a result of having over-assigned policies to the Company in 1997 and due to an overall decrease in the NYAIP pool of business.

Net premiums earned for the six months ended June 30, 2000 were $46,639,000, a decrease of 1% from $47,186,000 for the six months ended June 30, 1999. A 5% increase in voluntary earned premiums was offset by a 58% decrease in involuntary earned premiums. The decrease in involuntary earned premiums resulted from the decrease in involuntary direct premiums written and from a decrease in assumed premiums written by involuntary market facilities.

Net investment income was $6,844,000 for the six months ended June 30, 2000, an increase of 6% from $6,479,000 for the six months ended June 30, 1999. The average pre-tax yield associated with the investment portfolio increased 35 basis points. Average invested assets for the six months ended June 30, 2000 increased less than 1% compared to the year earlier period.

Losses and LAE were $34,196,000 for the six months ended June 30, 2000, an increase of $1,638,000 or 5%, from $32,558,000 for the six months ended June 30, 1999. The loss and LAE ratio increased to 73.3% for the six months ended June 30, 2000 from 69.0% for the six months ended June 30, 1999. This increase resulted from an increase in claims frequency experienced in the first quarter of 2000, primarily for private passenger automobile and commercial automobile policies.

The ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned decreased to 32.8% for the six months ended June 30, 2000 from 34.0% for the six months ended June 30, 1999 primarily due to lower agency incentive commissions. Expenses that vary with the Company's premium volume such as commissions, premium taxes and other state assessments represented 20.1% of net premiums earned in the six months ended June 30, 2000 compared to 20.4% for the six months ended June 30, 1999.

The Company's effective income tax rate for the six months ended June 30, 2000 was 35.4%. This rate was calculated based upon the Company's estimate of its effective income tax rate for all of 2000. Non-taxable investment income, primarily tax-exempt income, reduced the Company's effective tax rate by approximately 5 percentage points.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

Total revenues for the three months ended June 30, 2000 were $27,015,000, an increase of $153,000, or 1%, from $26,862,000 for the three months ended June 30, 1999. The increase in total revenues resulted primarily from an increase in net investment income. Direct premiums written for the three months ended June 30, 2000 were $34,825,000, an increase of $8,400,000 or 32%, from $26,425,000 for the three months ended June 30, 1999.

Voluntary personal lines direct premiums written for the three months ended June 30, 2000 were $9,554,000, an increase of $38,000, or less than 1%, from $9,516,000 for the three months ended June 30, 1999. PPA direct premiums written decreased 1% from the year earlier period. Homeowners direct premiums written for the three months ended June 30, 2000 increased 3% compared to the three months ended June 30, 1999.

Voluntary commercial lines direct premiums written for the three months ended June 30, 2000 were $24,972,000, an increase of $8,649,000, or 53%, from
$16,323,000 for the three months ended June 30, 1999, primarily due to $6,579,000 of direct premiums written related to the Auto Program. Excluding Auto Program premiums written, voluntary commercial lines direct premiums written increased $2,070,000, or 13%, due to increases in commercial automobile (25%) and contractors coverall (20%) premiums written.

Involuntary direct premiums written for the three months ended June 30, 2000 were $300,000, a decrease of $285,000, or 49%, from $585,000 for the three months ended June 30, 1999. Involuntary written premiums were affected by the adjustments in policy assignments made to the Company by the NYAIP and an overall decrease in the NYAIP pool of business.

Net investment income was $3,388,000 for the three months ended June 30, 2000, a $180,000, or 6%, increase from $3,208,000 for the three months ended June 30, 1999, primarily due to a 36 basis point increase in the average investment portfolio yield.

Losses and LAE were $16,703,000 for the three months ended June 30, 2000, an increase of $472,000, or 3%, from $16,231,000 for the three months ended June 30, 1999. The loss and LAE ratio increased to 70.8% for the three months ended June 30, 2000 from 69.0% for the three months ended June 30, 1999.

The ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned decreased to 31.9% for the three months ended June 30, 2000 from 33.0% for the three months ended June 30, 1999 primarily due to lower agency incentive commissions and to the net impact of the Auto Program. Commissions, premium taxes and other state assessments that vary with the Company's premium volume represented 20.4% of net premiums earned in the three months ended June 30, 2000 compared to 19.8% for the three months ended June 30, 1999.

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

The Company generally designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as a component of accumulated other comprehensive income within stockholders' equity. At June 30, 2000, the Company had recorded $1,490,000 of unrealized losses, net of taxes, associated with its investments classified as "available for sale" as accumulated other comprehensive income. During the six months ended June 30, 2000 the Company recorded $302,000 of unrealized losses, net of tax, associated with its available for sale investments as other comprehensive income.

At June 30, 2000, the Company's portfolio of fixed maturities represented 89.2% of invested assets. Management believes that this level of bond holdings is consistent with the Company's liquidity needs because it anticipates that cash receipts from net premiums written and investment income will enable the Company to satisfy its cash obligations. Furthermore, a portion of the Company's bond portfolio is invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide monthly paydowns of bond principal.

At June 30, 2000, $91,243,000, or 49.2%, of the Company's fixed maturity portfolio was invested in mortgage-backed and other asset backed securities. The Company invests in a variety of collateralized mortgage obligation (CMO) products but has not invested in the derivative type of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company's CMO investments have an active secondary market and their effect on the Company's liquidity does not differ from that of other fixed maturity investments. The Company does not own any other derivative financial instruments.

At June 30, 2000, $9,806,000, or 4.7% of the Company's investment portfolio was invested in non-investment grade securities, compared to $11,082,000, or 5.2% at December 31, 1999.

During the six months ended June 30, 2000, the Company repurchased 132,600 shares of its common stock at an average price per share of $17.74. The Company is holding 778,600 shares of its common stock in treasury at June 30, 2000.

The Company has arranged for a $2,000,000 unsecured credit facility from a bank in the form of a master grid note. Any borrowings under this facility are payable on demand and carry an interest rate which can be fixed or variable and is negotiated at the time of each advance. This facility is available for general working capital purposes and for repurchases of the Company's common stock. At June 30, 2000, $450,000 was outstanding related to this loan.

As a holding company, the Company is dependent on cash dividends from MNH to meet its obligations, pay any cash dividends and repurchase its shares. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's statutory policyholders' surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve month period ending in 2000 without the prior approval of the New Hampshire Insurance Commissioner is $5,328,000. Dividends of $1,600,000, $2,200,000 and $1,500,000,
were paid in September 1999, February 2000 and May 2000, respectively. On July 26, 2000, MNH's Board of Directors approved a $1,500,000 dividend to be paid to the Company on September 5, 2000. The Company declared dividends to its common stockholders of $.20 per share during the six months ended June 30, 2000.

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

Industry and regulatory guidelines suggest that the ratio of a property-casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. MNH has consistently followed a business strategy that would allow it to meet this 3 to 1 regulatory guideline. For the first six months of 2000 MNH's ratio of net premiums written to statutory surplus, annualized for a full year, was 1.8 to 1.

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

RELATIONSHIP WITH MUTUAL

The Company's and MNH's business and day-to-day operations are closely aligned with those of Mutual. This is the result of a combination of factors. Mutual has had a historical ownership interest in the Company and MNH. Prior to November 1986 MNH was a wholly-owned subsidiary of Mutual. Following the Company's initial public offering in November 1986 and until a secondary stock offering in July 1993 the Company was a majority-owned subsidiary of Mutual. Mutual currently owns 10.4% of the Company's common stock. Under the Management Agreement, Mutual provides the Company and MNH with all facilities and personnel to operate their business. With the exception of the Company's President, the only officers of the Company or MNH who are paid full time employees are employees of Mutual whose services are purchased under the Management Agreement. Also, the operation of the Company's insurance business, which offers substantially the same lines of insurance as Mutual through the same independent insurance agents, creates a very close relationship among the companies.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Market risk represents the potential for loss due to changes in the fair value of financial instruments. The market risk related to the Company's financial instruments primarily relates to its investment portfolio. The value of the Company's investment portfolio of $207,727,000 at June 30, 2000 is subject to changes in interest rates and to a lesser extent on credit quality. Further, certain mortgage-backed and asset-backed securities are exposed to accelerated prepayment risk generally caused by interest rate movements. If interest rates were to decline, mortgage holders would be more likely to refinance existing mortgages at lower rates. Acceleration of future repayments could adversely affect future investment income, if reinvestment of the accelerated receipts was made in lower yielding securities.

The following table provides information related to the Company's fixed maturity investments at June 30, 2000. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based upon the maturity date or, in the case of mortgage-backed and asset-backed securities, expected payment patterns. Actual cash flows could differ from those shown in the table.

FIXED MATURITIES

Expected Cash Flows of Principal Amounts ($ in 000's):

                                                                                                                   Total
                                                                                                           -----------------------
                                                                                                             Amor-      Estimated
                                                                                                 There-      Tized        Market
HELD TO MATURITY                             2000       2001       2002       2003      2004     after       Cost         Value
                                           -------    -------    -------    -------    ------    ------    --------      --------

U.S. Treasury securities and
           obligations of U.S.
           Government corporations
           and agencies                    $ 1,647    $     0    $     0    $     0    $    0    $    0    $  1,647      $  1,600
      Average interest rate                    5.4%       0.0%       0.0%       0.0%      0.0%      0.0%       --            --

Mortgage & asset backed
           securities                            0        196      1,815      1,710     1,556     7,577      12,854        13,120
      Average interest rate                    0.0%       7.2%       7.2%       7.1%      7.1%      7.3%       --            --
                                           -------    -------    -------    -------    ------    ------    --------      --------

Total                                      $ 1,647    $   196    $ 1,815    $ 1,710    $1,556    $7,577    $ 14,501      $ 14,720
                                           =======    =======    =======    =======    ======    ======    ========      ========

AVAILABLE FOR SALE

U.S. Treasury securities and
           obligations of U.S.
           Government corporations
           and agencies                    $7, 400    $18,642    $ 3,814    $     0    $    0    $    0    $ 29,856      $ 29,580
      Average interest rate                    5.3%       5.4%       6.7%       0.0%      0.0%      0.0%       --            --

Obligations of states and
           political subdivisions            2,399      8,704      1,711      6,175         0       635      19,624        19,666
      Average interest rate                    4.9%       4.9%       5.6%       5.2%      0.0%      5.4%       --            --

Corporate securities                         2,885     17,415     14,640      7,522       862       805      44,129        43,550
      Average interest rate                    5.5%       6.9%       7.1%       8.4%      8.6%      9.5%       --            --

Mortgage & asset
           backed securities                16,550     30,665     19,303      6,064     3,334     3,720      79,636        78,301
      Average interest rate                    6.8%       6.9%       6.9%       7.0%      7.1%      7.2%       --            --
                                           -------    -------    -------    -------    ------    ------    --------      --------

Total                                      $29,234    $75,426    $39,468    $19,761    $4,196    $5,160    $173,245      $171,097
                                           =======    =======    =======    =======    ======    ======    ========      ========


The above discussion and the estimated amounts referred to above include forward-looking statements of market risk which involve certain assumptions as to market interest rates and the credit quality of the fixed maturity investments. Actual future market conditions may differ materially from such assumptions. Accordingly, the forward-looking statements should not be considered projections of future events by the Company.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On May 3, 2000 the Company held its annual meeting of stockholders. During the meeting, Thomas E. Kahn was elected and Henry P. Semmelhack and Robert M. Zak were re-elected Directors of the Company for three year terms to expire at the annual meeting in 2003. Andrew A. Alberti, Brent D. Baird, Frank J. Colantuono and Richard E. Garman are Directors of the Company whose terms of office as Director continue beyond the date of the meeting. Mr. Baird's and Mr. Garman's terms expire in 2001 and Mr Alberti's and Mr. Colantuono's terms expire in 2002.

A summary of stockholder voting with respect to the election of Directors is as follows:

                               Election of       Election of         Election of
                               T. Kahn           H. Semmelhack       R. Zak
                               -------           -------------       ------

               For             1,890,089         1,889,889           1,890,089
               Withheld            4,952             5,152               4,952


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

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

                                              MERCHANTS GROUP, INC.
                                                  (Registrant)




Date: August 14, 2000                         By:/s/  Kenneth J. Wilson
                                                 ----------------------
                                                 Kenneth J. Wilson
                                                 Chief Financial Officer and
                                                 Treasurer (duly authorized
                                                 officer of the registrant and
                                                 chief accounting officer)