Form 10-Q
period 2000-09-30
MERCHANTS GROUP INC
filed 2000-11-13
CIK 803027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-Q

                                  -------------


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ___________ TO ___________.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 27, 2000.

                        2,435,752 SHARES OF COMMON STOCK.

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (in thousands)

                                                         December 31,  September 30,
Assets                                                       1999         2000
------                                                     --------     --------
                                                                       (unaudited)
Investments:
  Fixed maturities:
    Held to maturity at amortized cost (fair value
      $14,705 in 1999 and $13,290 in 2000)                 $ 14,547     $ 12,856
    Available for sale at fair value (amortized cost
      $183,209 in 1999 and $180,977 in 2000)                182,082      179,350
  Preferred stock at fair value                              12,941       13,795
  Other long-term investments at fair value                     797          861
  Short-term investments                                      2,544        4,760
                                                           --------     --------

        Total investments                                   212,911      211,622

Cash                                                              2            8
Interest due and accrued                                      2,117        2,514
Premiums receivable, net of allowance for doubtful
  accounts of $431 in 1999 and $410 in 2000                  19,964       20,591
Deferred policy acquisition costs                            12,309       12,545
Ceded reinsurance balances receivable                         5,396        7,252
Prepaid reinsurance premiums                                  3,168        5,554
Receivable from affiliate                                        --          279
Deferred income taxes                                         6,002        5,953
Other assets                                                  7,654        7,557
                                                           --------     --------

        Total assets                                       $269,523     $273,875
                                                           ========     ========





               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                       (in thousands except share amounts)

                                                               December 31,   September 30,
                                                                  1999            2000
                                                                ---------       ---------
                                                                               (unaudited)
        Liabilities and Stockholders' Equity
        ------------------------------------

Liabilities:
    Reserve for losses and loss adjustment expenses             $133,526       $136,239
    Unearned premiums                                             49,616         52,893
    Demand loan                                                    1,025            -
    Payable to affiliate                                             618            -
    Other liabilities                                             15,351         14,507
                                                                --------       --------

             Total liabilities                                   200,136        203,639
                                                                --------       --------

Stockholders' equity:
    Common stock, 10,000,000 shares authorized, 2,595,852
        shares issued and outstanding at December 31, 1999
        and 2,443,852 shares issued and outstanding
        at September 30, 2000                                         32             32
    Additional paid in capital                                    35,680         35,680
    Treasury stock, 646,000 shares at December 31, 1999
        and 798,000 shares at September 30, 2000                 (13,139)       (15,834)
    Accumulated other comprehensive loss                          (1,188)        (1,183)
    Accumulated earnings                                          48,002         51,541
                                                                --------       --------
             Total stockholders' equity                           69,387         70,236
                                                                --------       --------

Commitments and contingent liabilities                               -              -

             Total liabilities and stockholders' equity         $269,523       $273,875
                                                                ========       ========






               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (in thousands except per share amounts)


                                              Three Months               Nine Months
                                           Ended September 30,       Ended September 30,
                                            1999        2000         1999         2000
                                          -------      -------      -------      -------

                                                            (unaudited)
Revenues:
    Net premiums earned                   $24,040      $23,822      $71,226      $70,461
    Net investment income                   3,280        3,481        9,759       10,325
    Net realized investment gains              53          104           60          109
    Other revenues                             95           81          361          163
                                          -------      -------      -------      -------
             Total revenues                27,468       27,488       81,406       81,058
                                          -------      -------      -------      -------

Expenses:
    Net losses and loss adjustment
        expenses                           16,646       17,387       49,204       51,583
    Amortization of deferred policy
        acquisition costs                   6,371        6,313       18,875       18,672
    Other underwriting expenses             1,994        1,171        5,518        4,131
                                          -------      -------      -------      -------
             Total expenses                25,011       24,871       73,597       74,386
                                          -------      -------      -------      -------

Income before income taxes                  2,457        2,617        7,809        6,672
Income tax provision                          807          947        2,660        2,384
                                          -------      -------      -------      -------
             Net income                   $ 1,650      $ 1,670      $ 5,149      $ 4,288
                                          =======      =======      =======      =======

Basic and diluted earnings per share      $   .61      $   .68      $  1.85      $  1.71
                                          =======      =======      =======      =======

Weighted average shares outstanding:

    Basic                                   2,715        2,457        2,780        2,501
    Diluted                                 2,722        2,459        2,785        2,503





               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                 (in thousands)


                                                    Three Months               Nine Months
                                                 Ended September 30,        Ended September 30,
                                                 1999         2000           1999         2000
                                               -------       -------       -------       -------

                                                                   (unaudited)

Net income                                     $ 1,650       $ 1,670       $ 5,149       $ 4,288
Other comprehensive income (loss)
    before taxes:
    Unrealized gains (losses)
        on securities                             (980)          593        (2,153)           (3)
    Reclassification adjustment
        for gains and losses included
        in net income                              (53)         (100)          (38)         (100)
                                               -------       -------       -------       -------
Other comprehensive income (loss)
    before taxes                                (1,033)          493        (2,191)         (103)
Income tax provision (benefit) related to
    items of other comprehensive income           (351)          186          (745)         (108)
                                               -------       -------       -------       -------
Other comprehensive income (loss)                 (682)          307        (1,446)            5
                                               -------       -------       -------       -------

Comprehensive income                           $   968       $ 1,977       $ 3,703       $ 4,293
                                               =======       =======       =======       =======














               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (in thousands)


                                                         Nine Months
                                                      Ended September 30,

                                                      1999           2000
                                                    --------       --------
                                                         (unaudited)

Common stock, beginning and end                     $     32       $     32
                                                    --------       --------

Additional paid in capital:
    Beginning of period                               35,511         35,680
    Exercise of common stock options                     169           --
                                                    --------       --------
    End of period                                     35,680         35,680
                                                    --------       --------

Treasury stock:
    Beginning of period                               (7,097)       (13,139)
    Purchase of treasury shares                       (5,483)        (2,695)
                                                    --------       --------
    End of period                                    (12,580)       (15,834)
                                                    --------       --------

Accumulated other comprehensive income (loss):

    Beginning of period                                1,173         (1,188)
    Other comprehensive income (loss)                 (1,446)             5
                                                    --------       --------
    End of period                                       (273)        (1,183)
                                                    --------       --------

Accumulated earnings:
    Beginning of period                               42,164         48,002
    Net income                                         5,149          4,288
    Cash dividends                                      (692)          (749)
                                                    --------       --------
    End of period                                     46,621         51,541
                                                    --------       --------

             Total stockholders' equity             $ 69,480       $ 70,236
                                                    ========       ========








               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                 (in thousands)


                                                                      Nine Months
                                                                   Ended September 30,
                                                                   1999           2000
                                                                 --------       --------
                                                                       (unaudited)
Cash flows from operations:
    Collection of premiums                                       $ 72,143       $ 70,333
    Payment of losses and loss adjustment expenses                (49,525)       (50,443)
    Payment of other underwriting expenses                        (25,549)       (23,845)
    Investment income received                                      9,813          9,850
    Investment expenses paid                                         (265)          (304)
    Income taxes paid                                              (2,183)        (2,059)
    Other                                                             362            163
                                                                 --------       --------
        Net cash provided by operations                             4,796          3,695
                                                                 --------       --------
Cash flows from investing activities:
    Proceeds from fixed maturities sold or matured                 75,074         50,975
    Purchase of fixed maturities                                  (69,767)       (46,057)
    Net increase in preferred stock                                (2,790)          (961)
    Net (increase) decrease in other long-term investments             75            (64)
    Net increase in short-term investments                         (3,735)        (2,216)
    Disposition of equipment                                          696            -
                                                                 --------       --------
        Net cash provided by (used in) investing activities          (447)         1,677
                                                                 --------       --------
Cash flows from financing activities:
    Settlement of affiliate balances                               (3,798)          (897)
    Increase (decrease) in demand loan, net                           500         (1,025)
    Cash borrowed to purchase securities                            4,946            -
    Proceeds from exercise of common stock options                    169            -
    Purchase of treasury stock                                     (5,483)        (2,695)
    Cash dividends                                                   (692)          (749)
                                                                 --------       --------
        Net cash used in financing activities                      (4,358)        (5,366)
                                                                 --------       --------
        Increase (decrease) in cash                                    (9)             6
Cash:
    Beginning of period                                                16              2
                                                                 --------       --------
    End of period                                                $      7       $      8
                                                                 ========       ========




               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    RECONCILIATION OF NET INCOME TO NET CASH

                             PROVIDED BY OPERATIONS

                                 (in thousands)

                                                              Nine Months
                                                           Ended September 30,
                                                           1999         2000
                                                         -------       -------
                                                               (unaudited)

Net income                                               $ 5,149       $ 4,288

Adjustments:
    Accretion of bond discount                               (90)         (382)
    Realized investment gains                                (60)         (109)

(Increase) decrease in assets:
    Interest due and accrued                                 (71)         (397)
    Premiums receivable                                      855          (627)
    Deferred policy acquisition costs                         26          (236)
    Ceded reinsurance balances receivable                  4,087        (1,856)
    Prepaid reinsurance premiums                            (443)       (2,386)
    Deferred income taxes                                   (302)          157
    Other assets                                            (351)           97

Increase (decrease) in liabilities:
    Reserve for losses and loss adjustment expenses       (3,938)        2,713
    Unearned premiums                                        346         3,277
    Other liabilities                                       (412)         (844)
                                                         -------       -------

             Net cash provided by operations             $ 4,796       $ 3,695
                                                         =======       =======






               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Principles of Consolidation and Basis of Presentation
   -----------------------------------------------------

The consolidated balance sheet as of September 30, 2000 and the related consolidated statements of operations, of comprehensive income, of changes in stockholders' equity and of cash flows for the three and nine month periods ended September 30, 1999 and 2000, respectively, are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of financial position and results of operations. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

2. Related Party Transactions
   --------------------------

The Company and MNH have no paid employees. Under a management agreement dated September 29, 1986 (the Management Agreement), Merchants Mutual Insurance Company (Mutual), which owned 10.4% of the Company's common stock at September 30, 2000, provides the Company and MNH with the facilities, management and personnel required to manage their day-to-day business. All underwriting, administrative, claims and investment expenses incurred on behalf of Mutual and MNH are shared on an allocated cost basis, determined as follows: for underwriting and administrative expenses, the respective share of total direct premiums written for Mutual and MNH serves as the basis of allocation; for claims expenses, the average number of outstanding claims is used; investment expenses are shared based on each company's share of total invested assets.

3. Earnings Per Share
   ------------------

Basic and diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each period, increased by the assumed exercise of 8,000 shares of common stock options for the three and nine month periods in 2000 and 49,000 shares of common stock options for the three and nine month periods in 1999 which would have resulted in 1,489 and 6,868 additional shares outstanding for the three month periods, respectively, and 1,432 and 4,913 additional shares outstanding for the nine month periods, respectively, assuming the proceeds to the Company from exercise were used to purchase shares of the Company's common stock at its average market value per share during the period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Nine Months Ended September 30, 2000 As Compared
------------------------------------------------------------------------------
to the Nine Months Ended September 30, 1999
-------------------------------------------

Total revenues for the nine months ended September 30, 2000 were $81,058,000, a decrease of $348,000 or less than 1%, from $81,406,000 for the nine months ended September 30, 1999.

Direct premiums written for the nine months ended September 30, 2000 were $82,292,000, an increase of $7,195,000 or 10%, from $75,097,000 for the nine months ended September 30, 1999. Voluntary direct premiums written for the nine months ended September 30, 2000 were $81,372,000, an increase of $7,917,000 or 11%, from $73,455,000 for the nine months ended September 30, 1999. Involuntary direct premiums written for the nine months ended September 30, 2000 were $920,000, a decrease of $722,000 or 44%, from $1,642,000 for the nine months ended September 30, 1999. Net premiums written for the nine months ended September 30, 2000 were $71,352,000, an increase of $223,000 or less than 1%, from $71,129,000 for the nine months ended September 30, 1999.

During the second quarter of 2000 the Company implemented a program to underwrite specialized commercial auto insurance (the Auto Program). All policies issued under the Auto Program are 100% reinsured through certain Lloyds syndicates and therefore have no impact on net premiums written, net premiums earned or net losses and loss adjustment expenses (LAE) incurred by the Company. The Company records all direct underwriting expenses incurred, including commissions with respect to the acquisition of these policies, which are offset by reinsurance commission income.

Voluntary personal lines direct premiums written for the nine months ended September 30, 2000 were $28,510,000, a decrease of $438,000 or 2%, from $28,948,000 for the nine months ended September 30, 1999. Private passenger automobile (PPA) direct premiums written, which represented 75% and 77% of total voluntary personal lines direct premiums written for the nine months ended September 30, 2000 and 1999, respectively, decreased 4% from the year earlier period. PPA direct premiums written decreased primarily due to fewer new policies being issued and fewer renewal policies being retained, resulting from price-based market competition. Homeowners direct premiums written for the nine months ended September 30, 2000 increased 5% compared to the nine months ended September 30, 1999.

Voluntary commercial lines direct premiums written for the nine months ended September 30, 2000 were $52,861,000, an increase of $8,354,000 or 19%, from
$44,507,000 for the nine months ended September 30, 1999. This increase was primarily attributable to $5,235,000 of direct premiums written for the Auto Program. There were no Auto Program direct premiums written in the nine months ended September 30, 1999. Voluntary commercial lines direct premiums written, excluding the Auto Program, were $47,626,000, an increase of $3,119,000 or 7%, from $44,507,000 for the nine months ended September 30, 1999. This increase was due primarily to increases in commercial automobile (13%) and contractors coverall (16%) premiums written.

The increase in commercial automobile direct premiums written was primarily attributable to an 8% increase in average premium per commercial auto policy at September 30, 2000 compared to September 30, 1999. The increase in contractors coverall direct premiums written resulted primarily from a 13% increase in new business units (policies written for the first time) in 2000 compared to 1999.

Involuntary direct premiums written, primarily PPA insurance, which comprised 1% and 2% of all direct premiums written during the nine months ended September 30, 2000 and 1999, respectively, decreased because the New York Automobile Insurance Plan (NYAIP) continues to adjust assignments as a result of having over-assigned policies to the Company in 1997 and due to an overall decrease in the NYAIP pool of business.

Net premiums earned for the nine months ended September 30, 2000 were $70,461,000, a decrease of 1% from $71,226,000 for the nine months ended September 30, 1999. A 4% increase in voluntary premiums earned excluding the Auto Program, to $74,516,000 was offset by a 53% decrease in involuntary premiums earned to $1,352,000. Ceded premiums earned excluding the Auto Program, of $4,998,000, increased 2% from the year earlier period. The decrease in involuntary premiums earned resulted from the decrease in involuntary direct premiums written and from a decrease in assumed premiums written by involuntary market facilities.

Net investment income was $10,325,000 for the nine months ended September 30, 2000, an increase of 6% from $9,759,000 for the nine months ended September 30, 1999. The increase in net investment income resulted primarily from a 35 basis point increase in the average pre-tax yield associated with the investment portfolio for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. Average invested assets for the nine months ended September 30, 2000 increased less than 1% compared to the year earlier period.

Losses and LAE were $51,583,000 for the nine months ended September 30, 2000, an increase of $2,379,000 or 5%, from $49,204,000 for the nine months ended September 30, 1999. The loss and LAE ratio increased to 73.2% for the nine months ended September 30, 2000 from 69.1% for the nine months ended September 30, 1999. The increase in loss and LAE ratio related primarily to the current accident year and was attributable to an increase in claims frequency and severity in the Company's private passenger automobile and commercial automobile lines of business.

The ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned decreased to 32.4% for the nine months ended September 30, 2000 from 34.3% for the nine months ended September 30, 1999 primarily due to agency incentive commissions which were $1,111,000 lower in the first nine months of 2000, compared to the first nine months of 1999. The decrease in agency incentive commissions resulted from the increase in losses and LAE and from revisions to the profit sharing program for agents. Expenses that vary with the Company's premium volume such as commissions, premium taxes and other state assessments represented 18.0% of net premiums earned in the nine months ended September 30, 2000 compared to 19.7% for the nine months ended September 30, 1999, primarily due to the lower agency incentive commissions.

The Company's effective income tax rate for the nine months ended September 30, 2000 was 35.7%. This rate was calculated based upon the Company's estimate of its effective income tax rate for all of 2000. Non-taxable investment income, including tax-exempt income and non-taxable corporate dividends, reduced the Company's effective tax rate by approximately 5 percentage points.

Results of Operations for the Three Months Ended September 30, 2000 As Compared
-------------------------------------------------------------------------------
to the Three Months Ended September 30, 1999
--------------------------------------------

Total revenues for the three months ended September 30, 2000 were $27,488,000, an increase of $20,000, or less than 1%, from $27,468,000 for the three months ended September 30, 1999. Direct premiums written for the three months ended September 30, 2000 were $23,997,000, a decrease of $1,395,000 or 5%, from
$25,392,000 for the three months ended September 30, 1999.

Voluntary personal lines direct premiums written for the three months ended September 30, 2000 were $10,493,000, an increase of $146,000, or 1%, from $10,347,000 for the three months ended September 30, 1999. PPA direct premiums written decreased 2% from the year earlier period. Homeowners direct premiums written for the three months ended September 30, 2000 increased 10% compared to the three months ended September 30, 1999 due to an increase in policies in force.

Voluntary commercial lines direct premiums written for the three months ended September 30, 2000 were $13,140,000, a decrease of $1,304,000, or 9%, from
$14,444,000 for the three months ended September 30, 1999, primarily due to premiums related to the Auto Program that were canceled at the insured's request. Excluding Auto Program direct premiums written, voluntary commercial lines direct premiums written increased $40,000, or less than 1%.

Involuntary direct premiums written for the three months ended September 30, 2000 were $364,000, a decrease of $236,000, or 39%, from $600,000 for the three months ended September 30, 1999. Involuntary direct written premiums were affected by the adjustments in policy assignments made to the Company by the NYAIP and an overall decrease in the NYAIP pool of business.

Net investment income was $3,481,000 for the three months ended September 30, 2000, a $201,000, or 6%, increase from $3,280,000 for the three months ended September 30, 1999, primarily due to a 37 basis point increase in the average investment portfolio yield.

Losses and LAE were $17,387,000 for the three months ended September 30, 2000, an increase of $741,000, or 4%, from $16,646,000 for the three months ended September 30, 1999. The loss and LAE ratio increased to 73.0% for the three months ended September 30, 2000 from 69.2% for the three months ended September 30, 1999 primarily due to an increase in claims frequency and severity in the Company's private passenger automobile and commercial automobile lines of business.

The ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned decreased to 31.4% for the three months ended September 30, 2000 from 34.8% for the three months ended September 30, 1999, primarily due to lower agency incentive commissions. Commissions, premium taxes and other state assessments that vary with the Company's premium volume represented 18.3% of net premiums earned in the three months ended September 30, 2000 compared to 20.3% for the three months ended September 30, 1999.



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

The Company generally designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as a component of accumulated other comprehensive income within stockholders' equity. At September 30, 2000, the Company recorded as accumulated other comprehensive loss in its Consolidated Balance Sheet $1,183,000 of unrealized losses, net of taxes, associated with its investments classified as available for sale. During the nine months ended September 30, 2000 the Company recorded $307,000 of unrealized gains, net of tax, associated with its available for sale investments as other comprehensive income.

At September 30, 2000, the Company's portfolio of fixed maturities represented 90.8% of invested assets. Management believes that this level of bond holdings is consistent with the Company's liquidity needs because it anticipates that cash receipts from net premiums written and investment income will enable the Company to satisfy its cash obligations. Furthermore, a portion of the Company's bond portfolio is invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide monthly paydowns of bond principal.

At September 30, 2000, $87,050,000, or 45.3%, of the Company's fixed maturity portfolio was invested in mortgage-backed and other asset backed securities. The Company invests in a variety of collateralized mortgage obligation (CMO) products but has not invested in the derivative type of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company's CMO investments have an active secondary market and their effect on the Company's liquidity does not differ from that of other fixed maturity investments. The Company does not own any other derivative financial instruments.

At September 30, 2000, $9,480,000, or 4.5% of the Company's investment portfolio was invested in non-investment grade securities, compared to $11,082,000, or 5.2% at December 31, 1999.

During the nine months ended September 30, 2000, the Company repurchased 152,000 shares of its common stock at an average price per share of $17.73. The Company is holding 798,000 shares of its common stock in treasury at September 30, 2000.

The Company has arranged for a $2,000,000 unsecured credit facility from a bank in the form of a master grid note. Any borrowings under this facility are payable on demand and carry an interest rate which can be fixed or variable and is negotiated at the time of each advance. This facility is available for general working capital purposes and for repurchases of the Company's common stock. No amount was outstanding related to this loan at September 30, 2000.

As a holding company, the Company is dependent on cash dividends from MNH to meet its obligations, pay any cash dividends and repurchase its shares. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's statutory policyholders' surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve month period ending in 2000 without the prior approval of the New Hampshire Insurance Commissioner is $5,328,000. Dividends of $2,200,000, $1,500,000 and $1,500,000
were paid in February 2000, May 2000 and September 2000, respectively. The Company declared dividends to its common stockholders of $.30 per share during the nine months ended September 30, 2000.

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

Industry and regulatory guidelines suggest that the ratio of a property-casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. MNH has consistently followed a business strategy that would allow it to meet this 3 to 1 regulatory guideline. For the first nine months of 2000 MNH's ratio of net premiums written to statutory surplus, annualized for a full year, was 1.8 to 1.

Relationship with Mutual
------------------------

The Company's and MNH's business and day-to-day operations are closely aligned with those of Mutual. This is the result of a combination of factors. Mutual has had a historical ownership interest in the Company and MNH. Prior to November 1986 MNH was a wholly-owned subsidiary of Mutual. Following the Company's initial public offering in November 1986 and until a secondary stock offering in July 1993 the Company was a majority-owned subsidiary of Mutual. Mutual currently owns 10.4% of the Company's common stock. Under the Management Agreement, Mutual provides the Company and MNH with all facilities and personnel to operate their business. With the exception of the Company's President, the officers of the Company and MNH are paid full time employees of Mutual whose services are purchased under the Management Agreement. Also, the operation of the Company's insurance business, which offers substantially the same lines of insurance as Mutual through the same independent insurance agents, creates a very close relationship among the companies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk
-----------

Market risk represents the potential for loss due to changes in the fair value of financial instruments. The market risk related to the Company's financial instruments primarily relates to its investment portfolio. The value of the Company's investment portfolio of $211,622,000 at September 30, 2000 is subject to changes in interest rates and to a lesser extent on credit quality. Further, certain mortgage-backed and asset-backed securities are exposed to accelerated prepayment risk generally caused by interest rate movements. If interest rates were to decline, mortgage holders would be more likely to refinance existing mortgages at lower rates. Acceleration of future repayments could adversely affect future investment income, if reinvestment of the accelerated receipts was made in lower yielding securities.

The following table provides information related to the Company's fixed maturity investments at September 30, 2000. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based upon the maturity date or, in the case of mortgage-backed and asset-backed securities, expected payment patterns. Actual cash flows could differ from those shown in the table.

Fixed Maturities
----------------

Expected Cash Flows of Principal Amounts ($ in 000's):


                                                                                                                       TOTAL
                                                                                                                  ----------------
                                                                                                                  Amor-    Estimated
                                                                                                    There-        tized     Market
Held to Maturity                    2000         2001         2002         2003         2004        after         Cost      Value
----------------                    ----         ----         ----         ----         ----        -----         ----      -----

Mortgage & asset backed
       securities                        0            0          642        1,644        1,556        9,014       12,856     13,290
    Average interest rate              0.0%           0%         7.2%         7.1%         7.1%         7.3%       ---        ---
                                  --------     --------     --------     --------     --------     --------     --------   --------

Total                             $      0     $      0     $    642     $  1,644     $  1,556     $  9,014     $ 12,856   $ 13,290
                                  ========     ========     ========     ========     ========     ========     ========   ========

Available for Sale
------------------

U.S. Treasury securities and
       obligations of U.S.
       Government corporations
       and agencies               $  7,000     $ 18,652     $  3,819     $      0     $      0     $  5,255     $ 34,726    $ 34,585
    Average interest rate              5.3%         5.4%         6.8%         0.0%         0.0%         7.5%       ---         ---

Obligations of states and
       political subdivisions        2,000        8,701        1,712        4,491            0          420       17,324      17,393
    Average interest rate              4.7%         4.9%         5.6%         5.3%         0.0%         5.3%       ---         ---

Corporate securities                 1,628       19,071       24,682        7,540            0          806       53,727      53,178
    Average interest rate              5.6%         7.0%         7.2%         8.4%           0%         9.4%       ---         ---

Mortgage & asset
       backed securities             5,489       31,701       19,922        6,896        3,240        7,952       75,200      74,194
    Average interest rate              6.8%         6.9%         6.9%         7.0%         7.1%         7.2%       ---         ---
                                  --------     --------     --------     --------     --------     --------     --------    --------

Total                             $ 16,117     $ 78,125     $ 50,135     $ 18,927     $  3,240     $ 14,433     $180,977    $179,350
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

                       *   *   *   *   *   *   *   *   *


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

With the exception of historical information, the matters and statements discussed, made or incorporated by reference in this Quarterly Report on Form 10-Q constitute forward-looking statements and are discussed, made or incorporated by reference, as the case may be, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks and uncertainties include, but are not limited to, those associated with factors affecting the property-casualty insurance industry generally, including price competition, the Company's dependence on state insurance departments for approval of rate increases, size and frequency of claims, increasing crime rates, escalating damage awards, natural disasters, fluctuations in interest rates and general business conditions; the Company's dependence on investment income; the geographic concentration of the Company's business in the Northeastern United States and in particular in New York, New Hampshire, New Jersey, Rhode Island, Pennsylvania and Massachusetts; the adequacy of the Company's loss reserves; government regulation of the insurance industry; exposure to environmental claims; dependence of the Company on its relationship with Mutual; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Commission. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date of this report.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MERCHANTS GROUP, INC.
                                           (Registrant)




Date:  November 13, 2000                   By:/s/  Kenneth J. Wilson
                                              ----------------------
                                           Kenneth J. Wilson
                                           Chief Financial Officer and
                                           Treasurer (duly authorized
                                           officer of the registrant and
                                           chief accounting officer)