Form 10-K405
period 2000-12-31
MERCHANTS GROUP INC
filed 2001-03-28
CIK 803027

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                          COMMISSION FILE NUMBER 1-9640

                              MERCHANTS GROUP, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                         16-1280763
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

As of February 28, 2001, 2,418,852 shares of common stock were outstanding. The aggregate market value of the common shares held by non-affiliates of Merchants Group, Inc. on February 28, 2001 was $14,059,000. Solely for purposes of this calculation, the Company deemed every person who beneficially owned 5% or more of its common stock and all directors and executive officers to be affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2001 Annual Meeting of stockholders are incorporated by reference into Part III.

                              MERCHANTS GROUP, INC.

                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 2000

          PART  I                                                                              PAGE #
          -------                                                                              ------
ITEM 1.   BUSINESS.                                                                                3

ITEM 2.   PROPERTIES.                                                                             19

ITEM 3.   LEGAL PROCEEDINGS.                                                                      19

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     19

          PART  II
          --------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED                                       20
          STOCKHOLDER MATTERS.

ITEM 6.   SELECTED FINANCIAL DATA.                                                                21

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                       23
          CONDITION AND RESULTS OF OPERATIONS.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES                                                29
          ABOUT MARKET RISK.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.                                            31

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                                        31
          ACCOUNTING AND FINANCIAL DISCLOSURE.

          PART  III
          ---------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                     32

ITEM 11.  EXECUTIVE COMPENSATION.                                                                32

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS                                        32
          AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                                        32

          PART  IV
          --------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND                                           33
          REPORTS ON FORM 8-K.

                                     PART I

Item 1.  BUSINESS.

GENERAL

      Merchants Group, Inc. (the "Company"), which was incorporated in August 1986 as a Delaware holding company offers through its wholly owned subsidiary Merchants Insurance Company of New Hampshire, Inc. ("MNH"), property and casualty insurance to preferred risk individuals and small to medium sized businesses in the northeastern United States.

ADMINISTRATION

      The Company and MNH operate and manage their business in conjunction with Merchants Mutual Insurance Company ("Mutual"), a New York domiciled mutual property and casualty insurance company, under a management agreement (the "Management Agreement"). Mutual owns 10.5% of the Company's issued and outstanding common stock. The Company and MNH do not have any operating assets and have no employees. Under the Management Agreement, Mutual provides the Company and MNH with the facilities, management and personnel required to operate their day-to-day business. All costs incurred by Mutual with respect to underwriting expenses are shared pro rata between Mutual and MNH based upon their annual direct premiums written, and unallocated loss adjustment expenses are allocated on the basis of the number of claims outstanding each month that are attributable to each company. All of Mutual's and MNH's investment expenses are shared pro rata based upon the average book value of the invested assets of each company. MNH also pays Mutual an annual management fee of $50,000. The Management Agreement requires that the Company and MNH pay Mutual 110% of Mutual's costs of providing them with non-insurance related services, and that the Company pay Mutual an annual fee of one half of one percent (.5%) of the average book value of the Company's invested assets exclusive of the Company's shares of MNH. Since the inception of the Management Agreement, Mutual has not provided the Company or MNH with any non-insurance related services.

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

      Any amendment to or modification of the Management Agreement must be approved by the New York Insurance Department (the "Department"). The Management Agreement provides that it may be terminated by any party to the agreement upon five years written notice. On July 23, 1998, the Company gave notice to Mutual of the Company's intention to terminate the Management Agreement. Mutual and MNH have jointly developed and paid for all accounting, computer and insurance marketing systems used in their businesses. Upon termination of the Management Agreement, each company will have the right, at no cost, to obtain copies of all these systems, together with the right to use these systems in perpetuity.

MARKETING

      The Company markets its products through approximately 686 independent agents, who also represent Mutual. The Company's primary marketing efforts are directed to those independent agents who are dedicated to providing superior service to their customers. The Company believes the opportunity for growth exists through further penetration of agencies who are strategically aligned with the Company's commitment to growth in its targeted markets.

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

      The Company services its agents from five Strategic Business Centers and from its home office in Buffalo, New York. The Strategic Business Centers are located in the Company's operating territories and focus primarily on policy sales and underwriting. The manager of a Strategic Business Center appoints new agents, agrees upon annual unit sales and premium objectives with the principal of the agency, and ensures that the principal of the agency communicates these objectives to the agency's sales staff. Strategic Business Center managers and Territory Managers, or "TM's," develop customized business plans for each agent, which identify the opportunities to increase business and the actions required to achieve the objectives agreed to by the agent and the Company.

      TM's meet with targeted agents' sales staff on a frequent basis to review the Company's renewal policies, as well as to solicit policies new to the agent and/or to the Company. TM's are equipped with electronic technology to provide prompt and efficient pricing and communication and can provide quotes for all lines of business at the agents' offices. The Company believes personal contact between TM's, who have underwriting authority, and an agent's sales staff provides the Company with a competitive advantage compared to many other property and casualty insurers, whose field representatives have limited or no underwriting authority. By placing an underwriting decision maker in the agent's office, and thereby simplifying the underwriting process, the Company believes it can maintain and improve the retention rate on its renewal policies, as well as attract new policies.

      Each Strategic Business Center has an Agents' Advisory Council that meets at least twice a year. The Advisory Councils provide a forum for the Company and its agents to discuss issues of mutual interest, and to assure that the agents' business needs are being met. Additionally, the Co-chairpersons of the Advisory Councils from each Strategic Business Center meet twice each year with senior officers of Mutual.

      In addition to standard commissions paid as a percentage of premiums written, the Company's agents are eligible to participate in the Agents' Profit Sharing Plan. This plan rewards agents based on premiums written and the loss and allocated loss adjustment expense ("LAE") ratio on business placed by the agent with the Company. Payments under the Agents' Profit Sharing Plan for 2000 totaled $1,649,000, or 1.5% of total direct premiums written. The Company believes the terms of its Agents' Profit Sharing Plan encourage its agents to increase the volume of profitable business they place with the Company.

      In order to assist its independent agents to compete more effectively with insurance companies that have direct sales forces, and to strengthen its relationship with those agents, the Company provides advanced automation services. In 1999, the Company introduced the Merchants MerLink(TM) system. MerLink(TM) enables independent agents to submit policies to Merchants over the Internet using their existing business computer and software, and to have these submissions automatically update the Company's insurance policy processing system. The benefits to agents are simplified client management, more time available for sales activities, and fewer errors. Currently, the Company is using MerLink(TM) for policy transactions with over 90 agents primarily for private passenger automobile and homeowners' policies. In 2000, the Company began offering MerLink(TM) capability for certain commercial lines insurance policies. The Company believes that developing automation capabilities to facilitate the sharing of information with its agents will improve its competitive position compared to other property and casualty insurers that do not have such capabilities.

INSURANCE  UNDERWRITING

      The Company is licensed to issue insurance policies in 13 states, primarily in the northeastern United States. In 2000, net premiums written totaled $94,342,000, with 59% of the net premiums written derived from commercial lines of insurance and 41% from personal lines of insurance.

      The following table sets forth the distribution of the Company's direct premiums written by state for the years indicated:

                       Years  Ended  December  31,
                       ---------------------------
                      1998         1999         2000
                      ----         ----         ----
New York               65%          64%          66%
New Jersey             18           19           16
New Hampshire           9            8            8
Rhode Island            3            4            4
Pennsylvania            2            2            2
Massachusetts           2            2            3
Other                   1            1            1
                      ---          ---          ---
      Total           100%         100%         100%
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

     The Company's pricing strategy is to offer its insurance at rates which are designed to cover its costs, including the costs of any involuntary business associated with a particular line of insurance or a particular territory. This pricing strategy may make the Company's rates non-competitive with respect to certain lines of insurance or certain geographic regions. For example, the Company's published rates for personal automobile insurance in the densely populated areas within its region of operations are significantly higher than those of some of its competitors. The Company believes that its pricing strategy allows the Company to write the types of insurance for which the price charged reflects the cost of providing coverage.

     Agents of the Company are also agents of Mutual, which generally sells the same lines of insurance as the Company to standard risk individuals and businesses. Applicants that meet the Company's preferred risk criteria are issued policies by the Company. Applicants that do not meet the Company's underwriting criteria, but which meet the less restrictive criteria of Mutual, are issued policies by Mutual, generally at higher premium rates. From 1993 through 1995, under a quota share reinsurance agreement with Mutual, MNH assumed 10% of the standard risks insured by Mutual, which would not generally meet MNH's more stringent underwriting guidelines. The terms of that agreement allow Mutual to reduce its cessions to MNH to 0% of Mutual's direct voluntary premiums written for any calendar year prior to the beginning of that calendar year. Mutual has not ceded any of its voluntary direct written premiums to MNH under this agreement since 1995 and has informed the Company that it will not cede any of its voluntary direct written premiums to MNH in 2001.

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

      The following table shows, for each of the years in the three year period ended December 31, 2000 (i) the amount of the Company's net premiums written attributable to various personal lines and commercial lines and (ii) underwriting results attributable to each such line as measured by the calendar year loss ratio for such line. The loss ratio is the ratio of incurred losses to net premiums earned for a given period.

                                                             Year ended December 31,
                             ----------------------------------------------------------------------------------------
                                          1998                         1999                          2000
                             ----------------------------------------------------------------------------------------
                             Premiums                      Premiums                      Premiums
                             Written                        Written                      Written
                             ----------------------------------------------------------------------------------------
                                                  Loss                           Loss                         Loss
                              Amount        %     Ratio    Amount        %       Ratio   Amount        %      Ratio
                             ----------------------------------------------------------------------------------------
                                                              (dollars in thousands)
Personal
      Auto Liability         $21,394      23.1%    79.3%   $18,915      20.0%    77.1%   $17,295      18.3%    79.0%
      Auto Physical Damage    13,199      14.2     45.8     12,328      13.1     49.0     12,031      12.8     54.6
      Homeowners'
          Multi-Peril          8,066       8.7     36.5      8,630       9.1     56.2      9,144       9.7     58.4
                             -------   -------             -------   -------             -------   -------
          Total               42,659      46.0     61.8     39,873      42.2     64.1     38,470      40.8     66.7

Commercial
      Auto Liability          12,986      14.0     41.5     14,816      15.7     50.9     15,548      16.5     87.4
      Auto Physical Damage     3,025       3.3     49.8      3,819       4.1     54.7      4,065       4.3     58.2
      Commercial
          Multi-Peril         21,878      23.6     49.5     22,854      24.2     69.5     25,900      27.4     52.1
      Workers'
          Compensation         7,159       7.7     87.8      7,692       8.1     22.0      7,421       7.9     84.6
      Other Lines              5,051       5.4     39.1      5,416       5.7     37.6      2,938       3.1     10.3
                             -------   -------             -------   -------             -------   -------
          Total               50,099      54.0     50.6     54,597      57.8     53.7     55,872      59.2     63.4
                             -------   -------             -------   -------             -------   -------
Total Personal &
      Commercial             $92,758     100.0%    56.5    $94,470     100.0%    58.2    $94,342     100.0%    64.7
                             =======   =======             =======   =======             =======   =======

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

      The following table sets forth the composition of voluntary direct premiums written for 1996 through 2000:

                                                       Year Ended December 31,
                                                       -----------------------
                                                1996    1997     1998     1999     2000
                                                ---------------------------------------
Commercial                                        60%     57%      58%      61%     64%
Personal                                          40      43       42       39      36
                                                 ---     ---      ---      ---     ---
Total                                            100%    100%     100%     100%    100%
                                                 ===     ===      ===      ===     ===

COMMERCIAL  LINES

      The Company's commercial business is primarily retail and mercantile in nature and generally consists of small to medium sized, low hazard commercial risks which as a group have relatively stable loss ratios. The Company's underwriting criteria exclude lines of business and classes of risks that are considered by the Company to be high hazard or volatile, or which involve latent injury potential or other long-tail liability exposures. Although the commercial underwriting objectives of the Company and Mutual are similar, the Company has refined its selection criteria to include specific classes of businesses, occupancies, and operations with lower hazard ratings, which present a relatively lower exposure to loss and are charged a correspondingly lower premium. The Company offers specialized products within the commercial multi-peril line such as the Contractors Coverall Plus for artisan and trade contractors.

      Despite the lack of significant premium rate increases in recent years in most of its commercial lines and the significant level of competition in the lines of business that the Company targets, the Company believes it can insure commercial business profitably by selecting those classes of risks that offer better than average profit potential. The Company competes for commercial business based upon the service it provides to agents and policyholders, the compensation it pays to its agents, and in certain instances, the price of its products. The Company establishes prices after considering its costs, the exposures inherent in a particular class of risk, estimated investment income, projected future trends in loss frequency and severity, and the degree of competition within a specific territory. Accordingly, the prices of the Company's commercial products may vary considerably in relation to competitors' prices.

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

      The Company and Mutual have developed automated underwriting procedures for personal automobile, homeowners and certain commercial lines of business, which perform an initial review of policy applications based upon established underwriting guidelines. Applications that do not meet the guidelines for automated acceptance are either referred to underwriters who review the applications and assess exposure, or rejected if the risk characteristics are such that neither the Company nor Mutual would insure the applicant.

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

      The Company's gross (direct and assumed) premiums written attributable to involuntary policies were $6,036,000, $3,726,000 and $2,158,000 in 1998, 1999 and 2000, respectively, mostly in New York. The Company is unable to predict the level of its annual involuntary business for 2001 or future years.

CLAIMS

      Insurance claims on policies written by the Company are investigated and settled by claims adjusters employed by Mutual pursuant to the Management Agreement. The Company and Mutual maintain several claims offices within their operating territories. In areas where there is insufficient claim volume to justify the cost of internal claims staff, the Company and Mutual use independent appraisers and adjusters to investigate claims. The Company's claims policy emphasizes timely investigation of claims, settlement of valid claims for equitable amounts, maintenance of adequate reserves for claims and control of external claims adjustment expenses. In order to support its claims policy, the Company maintains a program designed to ensure that as soon as practical, claims are assigned an accurate value based on available information. The program includes the centralization of certain branch claims operations and an emphasis on the training of claims adjusters and supervisors by senior claims staff. This claims policy is designed to support the Company's marketing policy and provide agents and policyholders with prompt service and support.

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

      The Company has recorded changes in reserves for prior accident year losses in most years. In 1998 and 1999, the Company decreased its reserves for prior years by $2,145,000 and $3,749,000, respectively, primarily due to favorable loss experience related to automobile liability policies in 1998 and workers compensation policies in 1999. In 2000, the Company increased its reserves for prior years by $1,428,000, primarily due to higher than anticipated frequency and severity of losses related to personal automobile, commercial automobile and workers' compensation policies.

      The following table sets forth the changes in the reserve for losses and LAE for 1998, 1999 and 2000.

                                                                                       Year  Ended  December  31,
                                                                                       --------------------------
                                                                                    1998         1999         2000
                                                                                  ---------    ---------    ---------
                                                                                              (in thousands)

Reserve for losses and LAE at beginning of year                                   $ 141,205    $ 136,685    $ 133,526
      Less reinsurance recoverables                                                  10,372        9,816        6,026
                                                                                  ---------    ---------    ---------
      Net balance at beginning of year                                              130,833      126,869      127,500
                                                                                  ---------    ---------    ---------
Provision for losses and LAE for claims occurring in:
      Current year                                                                   67,379       69,835       69,946
      Prior years                                                                    (2,145)      (3,749)       1,428
                                                                                  ---------    ---------    ---------
                                                                                     65,234       66,086       71,374
                                                                                  ---------    ---------    ---------
Losses and LAE payments for claims occurring in:
      Current year                                                                   26,765       28,330       26,655
      Prior years                                                                    42,433       37,125       40,970
                                                                                  ---------    ---------    ---------
                                                                                     69,198       65,455       67,625
                                                                                  ---------    ---------    ---------
Reserve for losses and LAE at end of year, net                                      126,869      127,500      131,249
      Plus reinsurance recoverables                                                   9,816        6,026       13,826
                                                                                  ---------    ---------    ---------
      Balance at end of year                                                      $ 136,685    $ 133,526    $ 145,075
                                                                                  =========    =========    =========

      The first line of the following table presents, as of the end of the year at the top of each column, the estimated amount of unpaid losses and LAE for claims arising in that year and in all prior years, including claims that had occurred but were not yet reported to the Company. For each column, the rows of the table present, for the same group of claims, the amount of unpaid losses and LAE as re-estimated as of the end of each succeeding year. The estimate is modified as more information becomes known about the number and severity of claims for each year. The "cumulative redundancy (deficiency)" represents the change in the estimated amount of unpaid losses and LAE from the end of the year at the top of each column through the end of 2000.

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

                                                     Year Ended December 31,
                                                     -----------------------
                         1990     1991      1992    1993     1994      1995      1996     1997    1998      1999
                        -------  -------  -------  -------  -------   -------- -------- -------- --------  --------
                                                            (in thousands)
Liability for
 losses and LAE:

                        $71,222  $77,274  $86,159  $89,939  $97,614   $113,718  $126,260  $130,781  $126,820  $127,458

Liability
 re-estimated as of:
One year later           77,548   80,841   88,284   94,921  108,659    120,550   130,768   128,636   123,071   128,886
Two years later          75,987   81,743   91,224  100,607  113,091    128,192   133,029   130,498   120,345
Three years later        78,106   83,693   95,396  106,382  121,051    129,724   132,948   127,893
Four years later         79,563   87,105   99,779  112,983  121,791    131,647   129,210
Five years later         81,308   90,428  104,699  112,963  122,886    127,183
Six years later          84,530   92,370  104,808  112,886  120,128
Seven years later        85,219   93,046  105,183  110,843
Eight years later        84,765   93,346  103,196
Nine years later         84,896   91,920
Ten years later          84,424

Cumulative Redundancy
 (Deficiency):

                      $ (13,202) (14,646) (17,037) (20,904) (22,514)   (13,465)   (2,950)    2,888     6,475    (1,428)
                      %   (18.5)   (19.0)   (19.8)   (23.2)   (23.1)     (11.8)     (2.3)      2.2       5.1      (1.1)

Paid (Cumulative)
 as of:
One year later           32,666    0,082   35,724   34,551   36,916     38,549    40,954    42,433    37,125  40,970
Two years later          47,339   50,490   56,003   56,965   60,074     64,323    69,035    66,477    63,325
Three years later        61,585   63,925   69,863   72,963   77,982     84,638    86,364    86,313
Four years later         70,219   72,917   80,156   83,998   91,948     96,491    98,300
Five years later         75,018   79,374   86,808   93,295   99,171    104,063
Six years later          78,398   82,602   91,919   96,949  103,829
Seven years later        79,884   84,707   94,022   99,525
Eight years later        80,706   85,920   95,347
Nine years later         81,320   86,555
Ten years later          81,772

      The loss and LAE reserves reported in the Company's consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP") differ from those reported in the statements filed by MNH with the New Hampshire Insurance Department in accordance with statutory accounting principles ("STAT") as follows:

                                                   As  of  December  31,
                                                   ---------------------
                                                 1998       1999       2000
                                               --------   --------   --------
                                                       (in thousands)
Loss and LAE reserves on a STAT basis          $126,820   $127,458   $131,178
Adjustments:
      Ceded reinsurance balances recoverable      9,816      6,026     13,826
      Write-down of reinsurance recoverable          49         42         71
                                               --------   --------   --------
Loss and LAE reserves on a GAAP basis          $136,685   $133,526   $145,075
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

      Effective January 1, 1998, the Company's property and casualty excess of loss reinsurance agreement provides for recovery of casualty losses over $500,000 up to $10,000,000 per occurrence and property losses over $500,000 up to $10,000,000 per occurrence. This coverage is supplemented by a contingent casualty layer of reinsurance for workers' compensation claims of $5,000,000 in excess of the first $10,000,000 subject to a calendar year limit of $20,000,000.

      Property catastrophe coverage provides for recovery of 50% of $5,000,000 and of 95% of the next $45,000,000, subject to aggregate retained losses of $5,000,000 per occurrence. The property catastrophe reinsurance coverage is shared by the Company and Mutual on a pro rata basis based upon the gross reported losses of the Company and Mutual for a covered event.

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

      Effective January 1, 2000, the Company implemented a program to underwrite specialized commercial auto insurance. All policies issued under this program are 100% reinsured through certain subscribing underwriting members of Lloyd's of London and therefore have no impact on net premiums earned or net losses and LAE incurred by the Company.

      Effective January 1, 1993, Mutual and MNH entered into a quota share reinsurance agreement under which MNH may assume up to 10% of Mutual's direct voluntary written premiums and related losses and allocated LAE in exchange for a reinsurance commission of 35%. The agreement also provides for MNH to pay a contingent commission to Mutual equal to any underwriting profit on the premiums assumed. Mutual pays the ceded premiums, net of commissions and paid losses, to MNH on a monthly basis and MNH invests these funds and earns investment income. To the extent commissions and paid losses exceed premiums, MNH is required to pay the net monthly balance to Mutual. The agreement may be terminated by either party effective as of any January 1 with the prior approval of the New York Superintendent of Insurance and upon six months' notice to the other party. In addition, the agreement may be terminated by MNH at any time if any amount payable to MNH by Mutual becomes more than 90 days overdue or if there is a change in control of Mutual approved by the New York Superintendent of Insurance. Further, the agreement allows Mutual to reduce its cessions to MNH from a maximum of 10% to a minimum of 0% of Mutual's direct voluntary premiums written for any calendar year prior to the beginning of that calendar year. Mutual has not ceded any portion of its direct voluntary written premiums to MNH since 1995 and has informed the Company that it will not cede any voluntary direct written premiums to MNH in 2001.

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

      The Company had $16,207,000 of tax-exempt bonds in its investment portfolio at December 31, 2000. The Company believes these tax-exempt bonds are of high quality (rated A or better) and, at the time of purchase, offered an after-tax total return greater than comparable taxable securities.

      At December 31, 2000, the Company had $4,550,000 of short-term investments with maturities less than 30 days, and $10,083,000 of non-investment grade securities. These non-investment grade securities represented 5% of the investment portfolio as compared to $11,082,000, or 5%, of the investment portfolio at December 31, 1999.

      The table below gives information regarding the Company's investments as of the dates indicated.

                                                            As  of  December  31,
                                                            ---------------------
                                             1998                   1999                    2000
                                      Amount       %         Amount        %         Amount        %
                                     --------   --------    --------   --------     --------   --------
                                                         (dollars in thousands)
Fixed Maturities (1):
      U.S. Government and Agencies   $ 30,392       14.1%   $ 27,663       13.0%    $ 44,055       20.4%
      Corporate Bonds                 140,326       65.2     152,984       71.9      135,895       63.0
      Tax-Exempt Bonds                 27,066       12.6      15,982        7.5       16,207        7.5
                                     --------   --------    --------   --------     --------   --------
          Total Bonds                 197,784       91.9     196,629       92.4      196,157       90.9
Preferred stocks (2)                   10,373        4.9      12,941        6.1       13,911        6.5
Short-Term Investments (3)              6,280        2.9       2,544        1.2        4,550        2.1
Other (4)                                 735         .3         797         .3        1,036         .5
                                     --------   --------    --------   --------     --------   --------
Total Invested Assets                $215,172      100.0%   $212,911      100.0%    $215,654      100.0%
                                     ========   ========    ========   ========     ========   ========


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

      The table below sets forth the Company's net investment income and net realized gains and losses, excluding the effect of income taxes, for the periods shown:

                                                   Year Ended December 31,
                                                   -----------------------
                                                1998          1999         2000
                                             ---------     ---------    ---------
                                                     (dollars in thousands)
Average investments (1)                      $ 211,272     $ 211,956    $ 212,832
Net investment income                           13,277        13,147       13,903
Net investment income as a percentage
    of average investments (2)                     6.3%          6.2%         6.5%

Net realized gains (losses) on investments   $      (2)    $      60    $     109

(1)  At amortized cost.

(2) The taxable equivalent yield for the years ended December 31, 1998, 1999 and 2000 was 6.8%, 7.0%, and 7.2%, respectively, assuming an effective tax rate of 34%.

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


                                                    As of December 31,
                           ------------------------------------------------------------------
                                   1998                     1999                  2000
                           ------------------------------------------------------------------
                            Amount         %        Amount         %      Amount          %
                           --------      -----     --------      -----    --------      -----
                                                   (dollars in thousands)
1 year or less               51,892       26.2%    $ 49,742       25.3%   $ 78,181       39.9%
1 year through 5 years      126,631       64.0      132,421       67.4      81,827       41.7
5 years through 10 years     17,721        9.0       12,619        6.4      34,562       17.6
More than 10 years            1,540         .8        1,847         .9       1,587         .8
                           --------      -----     --------      -----    --------      -----
      Total                $197,784      100.0%    $196,629      100.0%   $196,157      100.0%
                           ========   ========     ========   ========    ========   ========

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

      Historically, the property and casualty industry has tended to be cyclical in nature. During the "up" cycle, or "hard market," the industry is characterized by price increases, strengthening of loss and LAE reserves, surplus growth and improved underwriting results. Near the end of the "up" cycle, an increase in capacity causes insurance companies to begin to compete for market share on the basis of price. This price competition causes the emergence of the "down" cycle, or "soft market," characterized by a reduction in the premium growth rate and a general decline in profitability. Generally, the down cycle is eventually accompanied by a decline in the adequacy of loss and LAE reserves and a decrease in premium writing capacity. The property and casualty insurance industry has experienced a cyclical downturn for the past several years due primarily to intense premium rate competition and an excess capacity to write premiums. Recently, there has been some evidence of price firming in the commercial lines segment within the property casualty industry. However, many of the circumstances which led to the current cyclical downturn in the property and casualty insurance industry continue to exist, and the Company cannot predict when or if market conditions for the industry will improve.

REGULATION

GENERAL

      MNH is subject to regulation under applicable insurance statutes, including insurance holding company statutes, of the various states in which it writes insurance. Insurance regulation is intended to provide safeguards for policyholders rather than to protect stockholders of insurance companies or their holding companies. Insurance laws of the various states establish regulatory agencies with broad administrative powers including, but not limited to, the power to grant or revoke licenses to transact insurance business and to regulate trade practices, investments, premium rates, the deposit of securities, the form and content of financial statements and insurance policies, accounting practices, the maintenance of specified reserves and capital, and insurers' consumer privacy policies. The regulatory agencies of each state have statutory authority to enforce their laws and regulations through various administrative orders, civil and criminal enforcement proceedings, and the suspension or revocation of certificates of authority. In extreme cases, including insolvency, impending insolvency and other matters, a regulatory authority may take over the management and operation of an insurer's business and assets.

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

      The property and casualty insurance industry has been the subject of regulations and legislative activity in various states attempting to address the affordability and availability of different lines of insurance. The regulations and legislation generally restrict the discretion an insurance company has in operating its business. It is not possible to predict the effect, if any, that new regulations and legislation would have on the Company and MNH.

      The Company depends on cash dividends from MNH to pay cash dividends to its stockholders and to meet its expenses. MNH is subject to New Hampshire state insurance laws which restrict its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's policyholders' surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve month period ending in 2001 without the prior approval of the New Hampshire Insurance Commissioner is $5,061,000. MNH paid the maximum allowable dividends to the Company in 2000. Dividends were paid in February 2000, May 2000 and September 2000, of $2,200,000, $1,500,000 and $1,500,000,
respectively. MNH paid a dividend of $2,200,000 to the Company on February 15, 2001 and as such is restricted from paying another dividend to the Company until May 2001 without the prior approval of the New Hampshire Insurance Commissioner.

      In certain states in which it operates, MNH is required to maintain deposits with the appropriate regulatory authority to secure its obligations under certain insurance policies written in the jurisdiction. At December 31, 2000, investments of MNH having a par value of $1,900,000 were on deposit with regulatory authorities.

      MNH and Mutual are required to file detailed annual reports with the appropriate regulatory agency in each of the states in which they do business. Their business and accounts are subject to examination by such agencies at any time, and the laws of many states require periodic examination. The State of New Hampshire Insurance Department most recently examined the accounts of MNH as of December 31, 1997. MNH's annual statement as of that date was accepted as submitted, without adjustment. The State of New Hampshire Insurance Department is currently examining the accounts of MNH as of December 31, 1999.

      In 1993 the National Association of Insurance Commissioners ("NAIC") adopted a risk-based capital measurement formula to be applied to all property and casualty insurance companies. The formula calculates a minimum required statutory net worth, based on the underwriting, investment, credit, loss reserve and other business risks inherent in an individual company's operations. Any insurance company that does not meet threshold risk-based capital measurement standards could be forced to reduce the scope of its operations and ultimately could become subject to statutory receivership proceedings. MNH's capital substantially exceeds the statutory minimum as determined by the risk-based capital measurement formula as of December 31, 2000.

      The NAIC has established eleven financial ratios (the Insurance Regulatory Information System, or "IRIS") to assist state insurance departments in their oversight of the financial condition of insurance companies operating in their respective states. The NAIC calculates these ratios based on information submitted by insurers on an annual basis and shares the information with the applicable state insurance departments. The ratios relate to leverage, profitability, liquidity and loss reserve development. Each of the Company's ratios for 2000 falls within the usual or acceptable range as published by the NAIC.

RATES

      Premium rate regulations vary greatly among states and lines of insurance, and frequently require approval of the regulatory authority or limited review by the authority prior to changes in rates. However, in New York and certain other states, insurers writing private passenger automobile policies and in designated commercial risk, professional liability and public entity insurance markets may periodically revise rates within the limits of applicable flexibility bands ("flex-bands") on a file and use basis, but must obtain the Department's prior approval in order to implement rate increases or decreases outside these flex-bands.

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

EMPLOYEES

      The Company has no employees. At December 31, 2000, Mutual had 334 full-time equivalent employees. The Company believes that Mutual's relationship with its employees is satisfactory.

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

2000:                      High                            Low                  Dividend
-----                      ----                            ---                  --------
Fourth Quarter            $18.25                          $17.00                 $  .10
Third Quarter              18.50                           17.00                    .10
Second Quarter             16.88                           15.06                    .10
First Quarter              20.00                           14.88                    .10

1999:                      High                            Low                  Dividend
-----                      ----                            ---                  --------

Fourth Quarter            $23.13                          $19.50                 $  .10
Third Quarter              24.38                           22.38                    .10
Second Quarter             22.38                           21.25                    .10
First Quarter              22.50                           21.00                    .05


       The number of stockholders of record of the Company's Common Stock as of February 28, 2001 was 99. Securities held by nominees are counted as one stockholder of record.

       The Company has paid a quarterly cash dividend to its common stockholders since the third quarter of 1993. Continued payment of this dividend and its amount will depend upon the Company's operating results, financial condition, capital requirements and other relevant factors, including legal restrictions applicable to the payment of dividends by its insurance subsidiary, MNH.

       As a holding company, the Company depends on dividends from its subsidiary, MNH, to pay cash dividends to its stockholders. MNH is subject to New Hampshire state insurance laws which restrict its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's policyholders' surplus as of the preceding December 31. The maximum amount of dividends that MNH could pay during any twelve month period ending in 2001 without prior approval of the New Hampshire Insurance Commissioner is $5,061,000.

Item 6.  SELECTED FINANCIAL DATA.

       The selected financial data set forth in the following table for each of the five years in the period ended December 31, 2000 have been derived from the audited consolidated financial statements of the Company.

                                                                      Year Ended December 31,
                                                    -----------------------------------------------------------
                                                       1996         1997        1998         1999        2000
                                                    ---------    ---------   ---------    ---------   ---------
                                                                (in thousands, except per share amounts)


Net premiums written                                $  96,622    $  96,811   $  92,758    $  94,470   $  94,342
                                                    =========    =========   =========    =========   =========
Net premiums earned                                 $  95,752    $  96,054   $  93,540    $  94,775   $  94,259
Net investment income                                  11,724       12,770      13,277       13,147      13,903
Net realized investment gains (losses)                    996          112          (2)          60         109
     Other revenues                                       172          214         153          434         355
                                                    ---------    ---------   ---------    ---------   ---------
     Total revenues                                   108,644      109,150     106,968      108,416     108,626
                                                    ---------    ---------   ---------    ---------   ---------
Net losses and loss adjustment expenses                79,603       71,627      65,234       66,086      71,374
Amortization of deferred policy acquisition costs      25,374       25,454      24,788       25,115      24,979
Other underwriting expenses                             6,397        7,063       8,173        6,801       5,266
                                                    ---------    ---------   ---------    ---------   ---------
Total expenses                                        111,374      104,144      98,195       98,002     101,619
                                                    ---------    ---------   ---------    ---------   ---------
Income (loss) before income taxes                      (2,730)       5,006       8,773       10,414       7,007
Provision (benefit) for income taxes                   (1,582)         808       2,850        3,621       2,668
                                                    ---------    ---------   ---------    ---------   ---------
Net income (loss)                                   $  (1,148)   $   4,198   $   5,923    $   6,793   $   4,339
                                                    =========    =========   =========    =========   =========
Earnings (loss) per share:
Basic                                               $    (.36)   $    1.41   $    2.05    $    2.48   $    1.75
                                                    =========    =========   =========    =========   =========
Diluted                                             $    (.36)   $    1.41   $    2.04    $    2.48   $    1.74
                                                    =========    =========   =========    =========   =========
Weighted average number of shares
    outstanding:
Basic                                                   3,174        2,973       2,895        2,738       2,485
Diluted                                                 3,182        2,980       2,904        2,743       2,487

Balance Sheet Data: (at year end)
---------------------------------
Total investments                                   $ 201,597    $ 210,244   $ 215,172    $ 212,911   $ 215,654
Total assets                                          262,123      273,974     274,523      269,523     281,621
Reserve for losses and loss
     adjustment expenses                              133,479      141,205     136,685      133,526     145,075
Unearned premiums                                      49,710       50,406      49,382       49,616      50,857
Stockholders' equity                                   65,029       67,462      71,783       69,387      70,122

Dividend Data:
--------------
Cash dividend per common share                      $     .20    $     .20   $     .20    $     .35   $     .40

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

With the exception of historical information, the matters and statements discussed, made or incorporated by reference in this Annual Report on Form 10-K constitute forward-looking statements and are discussed, made or incorporated by reference, as the case may be, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by those statements. These assumptions, risks and uncertainties include, but are not limited to, those associated with factors affecting the property and casualty insurance industry generally, including price competition, the Company's dependence on state insurance departments for approval of rate increases, size and frequency of claims, escalating damage awards, natural disasters, fluctuations in interest rates and general business conditions; the Company's dependence on investment income; the geographic concentration of the Company's business in the northeastern United States and in particular in New York, New Hampshire, New Jersey, Rhode Island, Pennsylvania and Massachusetts; the adequacy of the Company's loss reserves; government regulation of the insurance industry; exposure to environmental claims; dependence of the Company on its relationship with Mutual; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Commission. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the filing of this report.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2000 COMPARED TO 1999.

       Total revenues for 2000 were $108,626,000, an increase of $210,000, or less than 1%, from $108,416,000 in 1999.

       Direct premiums written for 2000 were $107,234,000, an increase of $7,007,000, or 7%, from $100,227,000 in 1999. Net written premiums for 2000 were
$94,342,000, a decrease of $128,000 from $94,470,000 in 1999.

       In 2000, the Company implemented a program to underwrite specialized commercial auto insurance (the Auto Program). All policies issued under the Auto Program are 100% reinsured through certain Lloyd's syndicates and therefore have no impact on net premiums written, net premiums earned or net losses and LAE incurred by the Company. The Company records all direct underwriting expenses incurred, including commissions with respect to the acquisition of these policies, which are offset by reinsurance commission income.

       Voluntary personal lines direct premiums written for 2000 were $38,491,000, substantially unchanged from $38,493,000 in 1999. Private passenger automobile direct premiums written, which comprised 74% and 76% of total voluntary personal lines direct premiums written in 2000 and 1999, respectively, decreased 2% in 2000 compared to 1999 primarily due to fewer new policies and renewal policies retained resulting from price-based market competition. Homeowners direct premiums written increased 6% in 2000 compared to 1999 due to an 8% increase in policies in force resulting primarily from a 7% increase in new business units in 2000 as compared to 1999.

       Voluntary commercial lines direct premiums written for 2000 were $67,225,000, an increase of 13% from $59,621,000 in 1999. This increase resulted primarily from a $6,553,000, or 35%, increase in commercial auto direct premiums written and a $1,013,000, or 13%, increase in contractors coverall direct premiums written.

       The increase in commercial auto direct premiums written was primarily attributable to $5,470,000 of direct premiums written for the Auto Program. There were no Auto Program direct premiums written in 1999. Voluntary commercial auto direct premiums written excluding the Auto Program were $19,654,000, an increase of $1,083,000, or 6%, from $18,571,000 in 1999, primarily due to an increase in average premium per policy. The increase in contractors coverall direct premiums written was primarily due to a 24% increase in policies in force in 2000 compared to 1999 somewhat offset by a decrease in average premium per policy.

       Involuntary direct premiums written, primarily involuntary private passenger automobile insurance, which comprised 1% and 2% of total direct premiums written during 2000 and 1999, respectively, were $1,518,000 for 2000 compared to $2,113,000 in 1999, a decrease of $595,000 or 28%. This decrease resulted primarily from decreased mandatory assignments from the New York Automobile Insurance Plan ("NYAIP"), which provides coverage for individuals who are unable to obtain auto insurance in the voluntary market. Assignments from the NYAIP vary depending upon a company's private passenger automobile market share and the size of the NYAIP.

       Net premiums earned for 2000 were $94,259,000, a decrease of $516,000, or less than 1%, from $94,775,000 in 1999. This decrease in net premiums earned resulted primarily from a decrease in assumed premiums earned and is consistent with the decrease in net written premiums.

       Net investment income was $13,903,000 in 2000, an increase of 6% from $13,147,000 in 1999, primarily due to an increase in average portfolio yield. Higher reinvestment rates in the Company's targeted maturity sector (2 years) led to the increase in average portfolio yield.

       Net losses and LAE were $71,374,000 for 2000, an increase of 8% from $66,086,000 for 1999. The loss and LAE ratio increased to 75.7% in 2000 from 69.7% in 1999. In 2000, the Company recorded an increase to its reserves related to all prior accident years of $1,428,000. This increase, which was primarily attributable to higher than estimated loss experience on personal and commercial automobile and workers' compensation policies, added 1.5 percentage points to the Company's 2000 calendar year loss and LAE ratio. In 1999, the Company recorded a decrease to its reserves for prior years' accidents of $3,749,000, which in turn reduced the Company's 1999 calendar year loss and LAE ratio by 3.9 percentage points.

       The ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned decreased to 32.1% in 2000 from 33.7% in 1999, primarily due to lower agency incentive commissions resulting from the increase in net losses and LAE and revisions to the profit sharing program for agents, and to lower incentive compensation expenses. Expenses that vary directly with the Company's premium volume, primarily commissions, premium taxes and state assessments, represented 19.3% and 20.6% of net premiums earned in 2000 and 1999, respectively. Certain other underwriting expenses, such as salaries, employee benefits and other operating expenses vary indirectly with volume and comprise the remainder of the Company's underwriting expenses.

       The Company's effective income tax rate for 2000 was 38.1%. Non-taxable investment income reduced the Company's effective tax rate by approximately five percentage points.

1999 COMPARED TO 1998.

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

       The increase in commercial auto direct premiums written was primarily due to a 25% increase in policies in force at December 31, 1999 compared to December 31, 1998, partially offset by a 3% decrease in average premium per commercial auto policy at December 31, 1999 compared to December 31, 1998. The commercial auto market continued to respond favorably in 1999 to the Company's commercial auto product enhancements and premium rate decreases enacted in early 1998. The increase in workers' compensation direct premiums written was due to a 9% increase in new business units in 1999 as compared to 1998. The increase in contractors coverall direct premiums written was primarily due to a 14% increase in average policies in force in 1999 compared to 1998 which in turn was due to rate decreases in this line of business effective in the first quarter of 1999.

       Involuntary direct premiums written, primarily involuntary private passenger automobile insurance, which comprised 2% and 5% of total direct premiums written during 1999 and 1998, respectively, were $2,113,000 for 1999 compared to $5,192,000 in 1998. This 59% decrease resulted primarily from decreased mandatory assignments from the NYAIP. During 1999 the NYAIP continued to adjust its assignments as a result of having over assigned policies to the Company in 1997 and an overall decrease in the NYAIP's pool of business. Assignments from the NYAIP vary depending upon a company's private passenger automobile market share and the size of the NYAIP.

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

       Other revenues were $434,000 for 1999, an increase of $281,000, or 184%, from $153,000 in 1998, primarily due to increased investment income from residual market facilities.

       Net losses and LAE were $66,086,000 for 1999, an increase of 1% from $65,234,000 in 1998. The increase in net losses and LAE was primarily attributable to a non-recurring charge related to insurance related assessments, which was offset by a non-recurring reduction in other underwriting expenses. Absent this non-recurring charge, net losses and LAE were relatively unchanged compared to 1998. The Company recorded decreases to its reserves for losses related to prior accident years of $3,749,000 and $2,145,000 in 1999 and 1998, respectively. These decreases in reserves for prior accident years reduced the loss and LAE ratio in 1999 and 1998 by 3.9 and 2.3 percentage points, respectively, and were primarily the result of favorable loss experience related to workers' compensation policies in 1999 and auto liability policies in 1998. The decrease in reserves for prior accident years was somewhat offset by an increase in the loss and LAE ratio for losses and LAE occurring in the current accident year.

       Involuntary automobile insurance business increased the Company's calendar year loss and LAE ratio by approximately 1.1 and 3.5 percentage points for the years ended December 31, 1999 and 1998, respectively. The combined ratio on involuntary automobile business was greater than the combined ratio on voluntary automobile business.

       The ratio of policy acquisition costs and other underwriting expenses to net premiums earned decreased to 33.7% in 1999 from 35.2% in 1998, primarily due to the aforementioned non-recurring reduction in insurance related assessments. Expenses that vary directly with the Company's premium volume, primarily commissions, premium taxes and state assessments, represented 20.6% and 21.7% of net premiums earned in 1999 and 1998, respectively. Certain other underwriting expenses, such as salaries, employee benefits and other operating expenses vary indirectly with volume and comprise the remainder of the Company's underwriting expenses.

       The amounts recorded by the Company for income taxes in 1999 and 1998 differed from those calculated using statutory income tax rates primarily due to tax exempt bond income.

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

       The Company generally designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as accumulated other comprehensive income within stockholders' equity. At December 31, 2000, the Company recorded as accumulated other comprehensive loss in its Consolidated Balance Sheet $875,000 of unrealized losses, net of taxes, associated with its investments classified as available for sale. During 2000 the Company recorded $313,000 of unrealized gains, net of tax, associated with its available for sale investments as other comprehensive income.

       At December 31, 2000, the Company's portfolio of fixed maturity investments represented 91.0% of invested assets. Management believes that this level of bond holdings is consistent with the Company's liquidity needs because it anticipates that cash receipts from net premiums written and investment income will enable the Company to satisfy its cash obligations. Furthermore, a portion of the Company's bond portfolio is invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide monthly paydowns of bond principal.

       At December 31, 2000, $80,434,000, or 41.0%, of the Company's fixed maturity portfolio was invested in mortgage-backed and other asset-backed securities. The Company invests in a variety of collateralized mortgage obligation ("CMO") products but has not invested in the derivative type of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company's CMO investments have an active secondary market and their effect on the Company's liquidity does not differ from that of other fixed maturity investments. The Company does not own any other derivative financial instruments.

       At December 31, 2000, $10,083,000, or 5%, of the Company's investment portfolio was invested in non-investment grade securities compared to $11,082,000, or 5%, at December 31, 1999. All of the Company's non-investment grade securities are currently performing to the Company's expectations at the time of purchase.

        During 2000 the Company repurchased 165,100 shares of its common stock at an average price of $17.71 and was holding 811,100 shares in treasury as of December 31, 2000.

       The Company maintains a $2,000,000 unsecured credit facility from a bank in the form of a master grid note. Any borrowings under this facility are payable on demand and carry an interest rate which can be fixed or variable and is negotiated at the time of each advance. This facility is available for general working capital purposes and for repurchases of the Company's common stock. At December 31, 2000, no amount was outstanding on this loan.

       As a holding company, the Company is dependent upon cash dividends from MNH to meet its obligations and to pay any cash dividends. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's policyholders' surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve month period ending in 2001 without the prior approval of the New Hampshire Insurance Commissioner is $5,061,000. MNH paid the maximum allowable dividend to the Company in 2000. Dividends were paid in February 2000, May 2000 and September 2000, of $2,200,000, $1,500,000 and $1,500,000, respectively. MNH paid a dividend of $2,200,000 to the Company on February 15, 2001 and as such is restricted from paying another dividend to the Company until May, 2001. The Company paid a quarterly cash dividend to its common stockholders of $.10 per share in 2000, which amounted to $993,000 in 2000.

       Industry and regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. The Company has consistently followed a business strategy that would allow MNH to meet this 3 to 1 regulatory guideline. MNH's ratio of net premiums written to statutory surplus for 2000 was 1.8 to 1.

ENVIRONMENTAL CLAIMS

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

INFLATION

       Inflation affects the Company, like other companies in the property and casualty insurance industry, by contributing to higher losses, LAE and operating costs, as well as greater investment income resulting from the higher interest rates which can prevail in an inflationary period. Premium rates, however, may not keep pace with inflation since competitive forces may limit the Company's ability to increase premium rates. The Company considers inflationary trends in estimating its reserves for claims reported and for incurred but not reported claims.

RELATIONSHIP WITH MUTUAL

       The Company's and MNH's business and day-to-day operations are closely aligned with those of Mutual. This is the result of a combination of factors. Mutual has had a historical ownership interest in the Company and MNH. Prior to November 1986 MNH was a wholly-owned subsidiary of Mutual. Following the Company's initial public offering in November 1986 and until a secondary stock offering in July 1993 the Company was a majority-owned subsidiary of Mutual. Mutual currently owns 10.5% of the Company's common stock. Under the Management Agreement, Mutual provides the Company and MNH with all facilities and personnel to operate their business. The only officers of the Company or MNH who are paid full time employees are employees of Mutual whose services are purchased under the Management Agreement. Also, the operation of MNH's insurance business, which offers substantially the same lines of insurance as Mutual through the same independent insurance agents, creates a very close relationship among the companies.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

       Market risk represents the potential for loss due to changes in the fair value of financial instruments. The market risk related to the Company's financial instruments primarily relates to its investment portfolio. The value of the Company's investment portfolio of $215,654,000 at December 31, 2000 is subject to changes in interest rates and to a lesser extent on credit quality. Further, certain mortgage-backed and asset-backed securities are exposed to accelerated prepayment risk generally caused by interest rate movements. If interest rates were to decline, mortgage holders would be more likely to refinance existing mortgages at lower rates. Acceleration of future repayments could adversely affect future investment income, if reinvestment of the accelerated receipts was made in lower yielding securities.

       The table below provides information related to the Company's fixed maturity investments at December 31, 2000. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based upon the maturity date or, in the case of mortgage-backed and asset-backed securities, expected payment patterns. Actual cash flows could differ from those shown in the table.

Expected Cash Flows of Principal Amounts ($ in 000's):

                                                                                                               TOTAL
                                                                                                         -------------------
                                                                                                                     Esti-
                                                                                                           Amor-     mated
                                                                                               There-      tized     Market
                                   2001         2002        2003         2004        2005      after       Cost      Value
                                 --------    --------    --------    --------    --------    --------    --------   --------
Held to Maturity
----------------
Mortgage & asset backed
       securities                $      0    $    642    $  1,644    $  1,556    $  1,355    $  7,677    $ 12,874   $ 13,576
    Average interest rate             0.0%        7.2%        7.1%        7.1%        7.1%        7.3%       --         --
                                 --------    --------    --------    --------    --------    --------    --------   --------
Total                            $      0    $    642    $  1,644    $  1,556    $  1,355    $  7,677    $ 12,874   $ 13,576
                                 ========    ========    ========    ========    ========    ========    ========   ========
Available for Sale
------------------
U.S. Treasury securities and
       obligations of U.S.
       Government corporations
       and agencies              $ 18,661    $  3,823    $      0    $      0    $      0    $ 21,399    $ 43,883   $ 44,055
    Average interest rate             5.4%        6.9%        0.0%        0.0%        0.0%        7.3%       --         --

Obligations of states and
       political subdivisions       8,698       1,712       5,299           0           0         365      16,074     16,207
    Average interest rate             4.8%        5.6%        5.3%        0.0%        0.0%        5.4%       --         --

Corporate securities               20,097      26,121       7,559           0           0       2,442      56,219     55,461
    Average interest rate             7.0%        7.2%        8.4%        0.0%        0.0%        8.0%       --         --

Mortgage & asset
       backed securities           30,715      19,220       6,880       3,237       2,799       4,365      67,216     67,560
    Average interest rate             6.8%        6.9%        6.9%        7.0%        7.1%        7.2%       --         --
                                 --------    --------    --------    --------    --------    --------    --------   --------
Total                            $ 78,171    $ 50,876    $ 19,738    $  3,237    $  2,799    $ 28,571    $183,392   $183,283
                                 ========    ========    ========    ========    ========    ========    ========   ========

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

       Quarterly data for the two most recent fiscal years is set forth below:

                                             Three months ended
                                             ------------------
                                     3/31       6/30     9/30     12/31
                                    -------   -------   -------   -------
                                   (in thousands, except per share amounts)
2000
----
    Net premiums earned             $23,033   $23,606   $23,822   $23,798
    Net investment income             3,456     3,388     3,481     3,578
    Net realized investment gains      --           5       104      --
    Other revenues                       66        16        81       192
                                    -------   -------   -------   -------
    Total revenues                  $26,555   $27,015   $27,488   $27,568
                                    =======   =======   =======   =======
    Income before income taxes      $ 1,272   $ 2,783   $ 2,617   $   335
    Net income                      $   817   $ 1,801   $ 1,670   $    51
    Net income per diluted share    $   .32   $   .72   $   .68   $   .02

1999
----
    Net premiums earned             $23,662   $23,524   $24,040   $23,549
    Net investment income             3,271     3,208     3,280     3,388
    Net realized investment gains         1         6        53      --
    Other revenues                      142       124        95        73
                                    -------   -------   -------   -------
    Total revenues                  $27,076   $26,862   $27,468   $27,010
                                    =======   =======   =======   =======
    Income before income taxes      $ 2,495   $ 2,857   $ 2,457   $ 2,605
    Net income                      $ 1,649   $ 1,850   $ 1,650   $ 1,644
    Net income per diluted share    $   .58   $   .67   $   .61   $   .63




Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The information in response to this item is incorporated by reference herein to the information under the caption "Election of Directors" presented in the Company's definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company's 2001 Annual Meeting of Shareholders to be held on or about May 2, 2001, provided, however, that information appearing under the heading "Report of the Audit Committee" is not incorporated herein and should not be deemed included in this document for any purpose.

Item 11. EXECUTIVE COMPENSATION.

       The information in response to this item is incorporated by reference herein to the information under the captions "Executive Compensation" and "Compensation of Directors" presented in the Company's definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company's 2001 Annual Meeting of Shareholders to be held on or about May 2, 2001, PROVIDED, HOWEVER that information appearing under the captions "Compensation Committee Report on Executive Compensation" and "Performance Comparison" is not incorporated herein and should not be deemed to be included in this document for any purpose.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information in response to this item is incorporated by reference herein to the information under the caption "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" presented in the Company's definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company's 2001 Annual Meeting of Stockholders to be held on or about May 2, 2001.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information in response to this item is incorporated herein by reference to the information under the caption "Management Agreement" and "Certain Transactions" presented in the Company's definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company's 2001 Annual Meeting of Shareholders to be held on or about May 2, 2001.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) (1) The following financial statements of Merchants Group, Inc. are included on pages F-1 to F-22:

          Report of Independent Accountants

          Consolidated Balance Sheet - December 31, 1999 and 2000.

          Consolidated Statement of Operations - Years ended December 31, 1998, 1999 and 2000.

          Consolidated Statement of Changes in Stockholders' Equity - Years ended December 31, 1998, 1999 and 2000.

          Consolidated Statement of Cash Flows - Years ended December 31, 1998, 1999 and 2000.

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

               Supplemental Insurance Information (see Schedule X).

          Schedule VI - Reinsurance

          Schedule X -

               Supplemental Insurance Information Concerning Property - Casualty Subsidiaries

  (b) Reports on Form 8-K.
      There were no reports on Form 8-K filed for the quarter ended December 31, 2000.

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

      (10)(a) Management Agreement dated as of September 29, 1986 by and among Merchants Mutual Insurance Company, Registrant and Merchants Insurance Company of New Hampshire, Inc. (incorporated by reference to Exhibit No. 10A to the Company's Registration Statement (No. 33-9188) on Form S-1 filed on September 30, 1986).

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

          (f) Property and Casualty Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and American Reinsurance Company, including endorsement, (incorporated by reference to Exhibit 10g to the Company's 1998 Annual Report on Form 10-K filed on March 29, 1999).

          (g) Property Catastrophe Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and the Subscribing Reinsurers Executing the Interest and Liabilities Contracts attached to this agreement, effective January 1, 2000 (filed herewith).

          (h) Quota Share Reinsurance Treaty Agreement between Merchants Insurance Company of New Hampshire, Inc. and The Subscribing Underwriting Members of Lloyd's, London specifically identified on the schedules attached to this agreement dated January 1, 2000 (filed herewith).

        * (i) Merchants Mutual Capital Accumulation Plan (incorporated by reference to Exhibit No. 10G to the Company's Registration Statement (No. 33-9188) on Form S-1 filed on September 30, 1986).

        * (j) Merchants Mutual Capital Accumulation Plan, fifth amendment, effective January 1, 1999 (filed herewith).

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

        * (p) Merchants Mutual Insurance Company Adjusted Return on Equity Incentive Compensation Plan January 1, 2000 (filed herewith).

        * (q) Merchants Mutual Insurance Company Adjusted Return on Equity Long Term Incentive Compensation Plan January 1, 2000 (filed herewith).

        * (r) Employee Retention Agreement between Robert M. Zak and Merchants Mutual Insurance Company dated as of March 1, 1999 (incorporated by reference to Exhibit No. 10-A to the Company's June 30, 1999 Quarterly Report on Form 10-Q filed on August 12, 1999).

        * (s) Employee Retention Agreement between Edward M. Murphy and Merchants Mutual Insurance Company dated as of March 1, 1999 (incorporated by reference to Exhibit 10r to the Company's 1998 Annual Report on Form 10-K filed on March 29, 1999).

        * (t) Employee Retention Agreement between Kenneth J. Wilson and Merchants Mutual Insurance Company dated as of March 1, 1999 (incorporated by reference to Exhibit 10s to the Company's 1998 Annual Report on Form 10-K filed on March 29, 1999).

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

                              MERCHANTS GROUP, INC.
                      SCHEDULE I - SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                December 31, 2000
                                 (in thousands)


                                                                         Amount at
                                                                        which shown
                                      Amortized Cost/     Market       in the balance
Type of Investment                          Cost           value            sheet
------------------                    ---------------     ------       --------------

Fixed maturities:
United States Government and
    government agencies and authorities   $ 43,883       $ 44,055        $ 44,055
Corporate bonds                             56,219         55,461          55,461
Mortgage and asset backed securities        80,090         81,136          80,434
Tax exempt bonds                            16,074         16,207          16,207
                                          --------       --------        --------
       Total fixed maturities              196,266        196,859         196,157

Preferred stocks                            14,611         13,911          13,911

Short-term investments                       4,550          4,550           4,550

Other                                        1,036          1,036           1,036
                                          --------       --------        --------
                                          $216,463       $216,356        $215,654
                                          ========       ========        ========

                              MERCHANTS GROUP, INC.
        SCHEDULE II - AMOUNTS RECEIVABLE FROM/PAYABLE TO RELATED PARTIES,
                 AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER
                              THAN RELATED PARTIES
                  Years ended December 31, 1998, 1999 and 2000
                                 (in thousands)


                                                 1998       1999       2000
                                                -------    -------    -------

Receivable from (payable to) Merchants Mutual
    Insurance Company(1):

Balance at beginning of period                  $   527    $(1,321)   $  (681)
Change during the period                         (1,848)       703         10
                                                -------    -------    -------
Balance at end of period                        $(1,321)   $  (681)   $  (608)
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

                              MERCHANTS GROUP, INC.
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                (in thousands except per share and share amounts)


BALANCE SHEET                                                                    December  31,
-------------                                                                    -------------
                                                                               1999        2000
                                                                             --------    --------
       Assets
       ------
Investment in subsidiary                                                     $ 70,362    $ 69,937
Other assets                                                                       98         243
                                                                             --------    --------
       Total assets                                                          $ 70,460    $ 70,180
                                                                             ========    ========
       Liabilities and Stockholders' Equity
       ------------------------------------
Other liabilities                                                            $     48    $     58
Demand loan                                                                     1,025        --
                                                                             --------    --------
       Total liabilities                                                        1,073          58
                                                                             ========    ========
Stockholders' equity:
    Preferred stock, $.01 par value, authorized and
         unissued 3,000,000 shares                                               --          --
    Preferred stock, no par value, $424.30 stated value,
         no shares issued or outstanding at December 31,
         1999 or 2000                                                            --          --
    Common stock, $.01 par value, authorized 10,000,000 shares; issued and outstanding of 2,595,852 shares at December 31,
         1999 and 2,430,752 shares at December 31, 2000                            32          32
    Additional paid in capital                                                 35,680      35,680
    Treasury stock, 646,000 shares at December 31, 1999
         and 811,100 shares at December 31, 2000                              (13,139)    (16,063)
    Accumulated other comprehensive loss                                       (1,188)       (875)
    Accumulated earnings                                                       48,002      51,348
                                                                             --------    --------
       Total stockholders' equity                                              69,387      70,122
                                                                             --------    --------
       Total liabilities and stockholders' equity                            $ 70,460    $ 70,180
                                                                             ========    ========

                              MERCHANTS GROUP, INC.
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                    Continued
                                 (in thousands)



INCOME STATEMENT
-----------------

                                                 Year ended December 31,
                                                 -----------------------
                                               1998       1999       2000
                                              -------    -------    -------
Revenues:
       Equity in net income of subsidiary     $ 6,161    $ 6,937    $ 4,462
       Investment income (loss)                    61         39        (23)
                                              -------    -------    -------
              Total revenues                    6,222      6,976      4,439
Expenses:
       General and administrative expenses        337        237        174
                                              -------    -------    -------
       Operating income before income taxes     5,885      6,739      4,265
Income tax benefit                                (38)       (54)       (74)
                                              -------    -------    -------
              Net income                      $ 5,923    $ 6,793    $ 4,339
                                              =======    =======    =======

                              MERCHANTS GROUP, INC.
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 (in thousands)



STATEMENT OF CASH FLOWS
-----------------------

Increase (Decrease) in Cash and Cash Equivalents:

                                                                                   Year ended December 31,
                                                                                -----------------------------
                                                                                   1998       1999       2000
                                                                                -------    -------    -------
                                                                                        (in thousands)
Cash flows from operating activities:                                           $  (251)   $  (142)   $  (169)
                                                                                -------    -------    -------
Cash flows from investing activities:
       Receipt of subsidiary common stock dividend                                2,600      5,000      5,200
       Sale (purchase) of other investments, net                                   (630)       936        (86)
                                                                                -------    -------    -------
       Cash flows from investing activities                                       1,970      5,936      5,114
                                                                                -------    -------    -------
Cash flows from financing activities:
       Purchase of treasury stock                                                (1,191)    (6,042)    (2,924)
       Proceeds from (repayment of) demand loan                                    --        1,025     (1,025)
       Cash dividends                                                              (579)      (955)      (993)
       Exercise of common stock options                                              56        169       --
                                                                                -------    -------    -------
       Cash flows from financing activities                                      (1,714)    (5,803)    (4,942)
                                                                                -------    -------    -------
Net increase (decrease) in cash and cash equivalents                                  5         (9)         3
Cash and cash equivalents, beginning of year                                          5         10          1
                                                                                -------    -------    -------
Cash and cash equivalents, end of year                                          $    10    $     1    $     4
                                                                                =======    =======    =======
Reconciliation of net income to net
  cash provided by operations:

Net income                                                                      $ 5,923    $ 6,793    $ 4,339

Adjustments to reconcile net income
  to net cash provided by operations:
              Equity in income of subsidiary                                     (6,161)    (6,937)    (4,462)
              Increase (decrease) in other liabilities                              (13)      --           10
              (Increase) decrease in other
                 (non-investment) assets                                             (6)      --          (56)
              Other, net                                                              6          2       --
                                                                                -------    -------    -------
Net cash used in operating activities                                           $  (251)   $  (142)   $  (169)
                                                                                =======    =======    =======

                              MERCHANTS GROUP, INC.
                 SCHEDULE III - CONDENSED FINANCIAL INFORMATION



NOTES TO CONDENSED FINANCIAL STATEMENTS

       Cash dividends of $2,600,000, $5,000,000 and $5,200,000 were paid to the Registrant by its consolidated subsidiary in the years ended December 31, 1998, 1999 and 2000, respectively.

                              MERCHANTS GROUP, INC.
                            SCHEDULE VI - REINSURANCE
                    YEARS ENDED DECEMBER 31, 1998, 1999, 2000
                        (in thousands except percentages)



                                                                           Percentage
                                             Ceded      Assumed            of amount
                                  Gross    to other    from other   Net      assumed
                                  amount   companies   companies   amount    to net
                                 --------   --------   --------   -------- -----------
Year ended December 31, 1998
Property and Casualty Premiums   $ 98,956    $ 7,042   $  844     $92,758       .9%

Year ended December 31, 1999
Property and Casualty Premiums   $100,227    $ 7,369   $1,612     $94,470      1.7%

Year Ended December 31, 2000
Property and Casualty Premiums   $107,234    $13,532   $  640     $94,342       .7%

                              MERCHANTS GROUP, INC.
           SCHEDULE X - SUPPLEMENTAL INSURANCE INFORMATION CONCERNING
                        PROPERTY - CASUALTY SUBSIDIARIES
                  Years ended December 31, 1998, 1999 and 2000
                                 (in thousands)



                             Reserves                                           Losses & loss
                   Deferred  for        Discount                              adjustment expenses  Amoritiza-
                   policy    losses &   if any,                        Net    incurred related to   tion of    Paid losses
                   acquis-   loss ad-  deducted               Net     invest-      1)      (2)     deferred    & loss ad-  Direct
                    ition    justment    from    Unearned   earned     ment      Current   Prior  acquisition   justment   premium
                    costs    expenses  reserves   premiums  premiums  income      years    years     costs      expenses   written
                   -------   --------    ------    -------   -------  -------    -------  -------    -------     -------   --------
Year ended:

December 31, 1998  $12,390   $136,685    $9,256    $49,382   $93,540  $13,277    $67,379  $ (2,145)  $24,788    $69,198   $ 98,956

December 31, 1999  $12,309   $133,526    $8,492    $49,616   $94,775  $13,147    $69,835  $ (3,749)  $25,115    $65,455   $100,227

December 31, 2000  $12,331   $145,075    $7,170    $50,857   $94,259  $13,903    $69,946  $ (1,428)  $24,979    $67,771   $107,234

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Merchants Group, Inc.
                                         ---------------------
Date: March 22, 2001         BY: /s/ Robert M. Zak,  Senior Vice President
                                 ----------------------------------------
                                 Robert M. Zak, Senior Vice President and
                                 Chief Operating Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                                   TITLE                    DATE
     ---------                                   -----                    ----

/s/Richard E. Garman                     Director, Chairman            March 22, 2001
--------------------                     of the Board
Richard E. Garman


/s/Brent D. Baird                        Director, President           March 22, 2001
-----------------
Brent D. Baird

/s/Robert M. Zak                         Director, Sr. VP &            March 22, 2001
---------------                          Chief Operating
Robert M. Zak                            Officer

/s/Kenneth J. Wilson                     Vice President & CFO          March 22, 2001
-------------------                      (principal financial
Kenneth J. Wilson                        and accounting officer)

/s/Andrew A. Alberti                     Director                      March 22, 2001
-------------------
Andrew A. Alberti

/s/Frank J. Colantuono                   Director                      March 22, 2001
----------------------
Frank J. Colantuono

/s/Thomas E. Kahn                        Director                      March 22, 2001
----------------
Thomas E. Kahn

/s/Henry P. Semmelhack                   Director                      March 22, 2001
---------------------
Henry P. Semmelhack