Form 10-Q
period 2001-03-31
MERCHANTS GROUP INC
filed 2001-05-07
CIK 803027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

                                  -------------

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ________ TO ________.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of April 25, 2001:     2,411,752 SHARES OF COMMON STOCK.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (in thousands)

                                                                              December 31,      March 31,
                          Assets                                                  2000            2001
                          ------                                              -------------   -------------
                                                                                               (unaudited)
Investments:
  Fixed maturities:
    Held to maturity at amortized cost (fair value
        $13,576 in 2000 and $13,838 in 2001)                                    $  12,874       $ 12,892
    Available for sale at fair value (amortized cost
        $183,392 in 2000 and $182,945 in 2001)                                    183,283        184,752
  Preferred stock at fair value                                                    13,911         15,679
  Other long-term investments at fair value                                         1,036          1,335
  Short-term investments                                                            4,550          2,960
                                                                                ---------       --------

             Total investments                                                    215,654        217,638

Cash                                                                                    5              1
Interest due and accrued                                                            2,816          2,246
Premiums receivable, net of allowance for doubtful
    accounts of $395 in 2000 and $365 in 2001                                      19,843         18,176
Deferred policy acquisition costs                                                  12,331         11,559
Ceded reinsurance balances receivable                                              13,089         12,373
Prepaid reinsurance premiums                                                        4,326          3,197
Deferred income taxes                                                               6,263          5,165
Other assets                                                                        7,537          8,227
                                                                                ---------       --------

             Total assets                                                       $ 281,864       $278,582
                                                                                =========       ========



               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                       (in thousands except share amounts)


                                                                               December 31,      March 31,
                                                                                   2000            2001
                                                                               ------------      ----------
                                                                                                (unaudited)
        Liabilities and Stockholders' Equity
        ------------------------------------
Liabilities:
    Reserve for losses and loss adjustment expenses                              $ 145,075       $ 144,541
    Unearned premiums                                                               50,857          46,817
    Payable to affiliate                                                               608           3,261
    Other liabilities                                                               15,202          12,621
                                                                                 ---------       ---------
             Total liabilities                                                     211,742         207,240
                                                                                 ---------       ---------

Stockholders' equity:
    Common stock, 10,000,000 shares authorized, 2,430,752 shares issued and outstanding at December 31, 2000 and 2,418,252 shares issued and
        outstanding at March 31, 2001                                                   32              32
    Additional paid in capital                                                      35,680          35,680
    Treasury stock, 811,100 shares at December 31, 2000
        and 823,600 shares at March 31, 2001                                       (16,063)        (16,297)
    Accumulated other comprehensive income (loss)                                     (875)            848
    Accumulated earnings                                                            51,348          51,079
                                                                                 ---------       ---------
             Total stockholders' equity                                             70,122          71,342
                                                                                 ---------       ---------

Commitments and contingent liabilities                                                 -               -

             Total liabilities and stockholders' equity                          $ 281,864       $ 278,582
                                                                                 =========       =========




               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (in thousands except per share amounts)


                                                              Three Months
                                                             Ended March 31,
                                                            2000          2001
                                                           -------      -------
                                                               (unaudited)

Revenues:
    Net premiums earned                                    $23,033      $23,353
    Net investment income                                    3,456        3,563
    Net realized investment gains                              -             43
    Other revenues                                              66          137
                                                           -------      -------
             Total revenues                                 26,555       27,096
                                                           -------      -------

Expenses:
    Net losses and loss adjustment expenses                 17,493       18,761
    Amortization of deferred policy acquisition costs        6,104        6,189
    Other underwriting expenses                              1,686        1,815
                                                           -------      -------
             Total expenses                                 25,283       26,765
                                                           -------      -------

Income before income taxes                                   1,272          331
Income tax provision                                           455          119
                                                           -------      -------
             Net income                                    $   817      $   212
                                                           =======      =======

Basic and diluted earnings per share                       $   .32      $   .09
                                                           =======      =======

Weighted average shares outstanding:
    Basic                                                    2,560        2,423
    Diluted                                                  2,562        2,425



               See Notes to the Consolidated Financial Statements

                             MERCHANTS GROUP, INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                 (in thousands)


                                                         Three Months
                                                        Ended March 31,
                                                       2000         2001
                                                     -------       -------
                                                          (unaudited)

Net income                                           $   817       $   212
                                                     -------       -------
Other comprehensive income (loss) before taxes:
    Unrealized gains (losses) on securities             (792)        2,835
Reclassification adjustment
        for gains and losses included
        in net income                                    -             (43)
                                                     -------       -------
Other comprehensive income (loss) before taxes          (792)        2,792
Income tax provision (benefit) related to items
    of other comprehensive income (loss)                (369)        1,069
                                                     -------       -------
Other comprehensive income (loss)                       (423)        1,723
                                                     -------       -------

Comprehensive income                                 $   394       $ 1,935
                                                     =======       =======




               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (in thousands)


                                                             Three Months
                                                            Ended March 31,
                                                      2000                   2001
                                                    --------               --------
                                                              (unaudited)

Common stock, beginning and end                     $     32               $     32
                                                    --------               --------

Additional paid in capital, beginning and end:        35,680                 35,680
                                                    --------               --------

Treasury stock:
    Beginning of period                              (13,139)               (16,063)
    Purchase of treasury shares                       (1,431)                  (234)
                                                    --------               --------
    End of period                                    (14,570)               (16,297)
                                                    --------               --------

Accumulated other comprehensive income (loss):
    Beginning of period                               (1,188)                  (875)
    Other comprehensive income (loss)                   (423)                 1,723
                                                    --------               --------
    End of period                                     (1,611)                   848
                                                    --------               --------

Accumulated earnings:
    Beginning of period                               48,002                 51,348
    Net income                                           817                    212
    Cash dividends                                      (507)                  (481)
                                                    --------               --------
    End of period                                     48,312                 51,079
                                                    --------               --------

             Total stockholders' equity             $ 67,843               $ 71,342
                                                    ========               ========








               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (in thousands)


                                                                     Three Months
                                                                    Ended March 31,
                                                                   2000           2001
                                                                 ---------      ---------
                                                                       (unaudited)
Cash flows from operations:
    Collection of premiums                                       $ 22,216       $ 21,659
    Payment of losses and loss adjustment expenses                (16,513)       (18,580)
    Payment of other underwriting expenses                         (9,882)        (9,998)
    Investment income received                                      3,340          3,967
    Investment expenses paid                                         (106)          (142)
    Income taxes paid                                                (217)           (78)
    Other                                                              (6)           134
                                                                 --------       --------
        Net cash used in operations                                (1,168)        (3,038)
                                                                 --------       --------

Cash flows from investing activities:
    Proceeds from fixed maturities sold or matured                 10,299         27,365
    Purchase of fixed maturities                                   (3,170)       (26,110)
    Net increase in preferred stock                                  (330)        (1,431)
    Net increase in other long-term investments                      (210)          (318)
    Net (increase) decrease in short-term investments              (4,126)         1,590
                                                                 --------       --------
        Net cash provided by investing activities                   2,463          1,096
                                                                 --------       --------

Cash flows from financing activities:
    Settlement of affiliate balances                                  968          2,653
    Decrease in demand loan, net                                     (325)           -
    Purchase of treasury stock                                     (1,431)          (234)
    Cash dividends                                                   (507)          (481)
                                                                 --------       --------
        Net cash provided by (used in) financing activities        (1,295)         1,938
                                                                 --------       --------

        Increase (decrease) in cash                                   -               (4)

Cash:
    Beginning of period                                                 2              5
                                                                 --------       --------
    End of period                                                $      2       $      1
                                                                 ========       ========



               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    RECONCILIATION OF NET INCOME TO NET CASH

                             PROVIDED BY OPERATIONS

                                 (in thousands)

                                                              Three Months
                                                             Ended March 31,
                                                           2000          2001
                                                         --------      --------
                                                              (unaudited)

Net income                                               $   817       $   212

Adjustments:
    Accretion                                                (98)         (247)
    Realized investment gains                                -             (43)

(Increase) decrease in assets:
    Interest due and accrued                                (124)          570
    Premiums receivable                                      944         1,667
    Deferred policy acquisition costs                        386           772
    Ceded reinsurance balances receivable                   (925)          716
    Prepaid reinsurance premiums                             (11)        1,129
    Deferred income taxes                                    (50)           31
    Other assets                                             245          (690)

Increase (decrease) in liabilities:
    Reserve for losses and loss adjustment expenses        1,533          (534)
    Unearned premiums                                     (1,446)       (4,040)
    Other liabilities                                     (2,439)       (2,581)
                                                         -------       -------

             Net cash used in operations                 $(1,168)      $(3,038)
                                                         =======       =======







               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation and Basis of Presentation
   -----------------------------------------------------

The consolidated balance sheet as of March 31, 2001 and the related consolidated statements of operations, of comprehensive income, of changes in stockholders' equity and of cash flows for the three months ended March 31, 2000 and 2001, respectively, are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of financial position and results of operations. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of Merchants Group, Inc. (the Company), its wholly-owned subsidiary, Merchants Insurance Company of New Hampshire, Inc. (MNH), and M.F.C. of New York, Inc., an inactive premium finance company which is a wholly-owned subsidiary of MNH. The accompanying consolidated financial statements should be read in conjunction with the following notes and the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) which differ in some respects from those followed in reports to insurance regulatory authorities. All significant intercompany balances and transactions have been eliminated.

2. Related Party Transactions
   --------------------------

The Company and MNH have no paid employees. Under a management agreement dated September 26, 1986 (the Management Agreement), Merchants Mutual Insurance Company (Mutual), which owned 10.5% of the Company's common stock at March 31, 2001, provides the Company and MNH with the facilities, management and personnel required to manage their day-to-day business. All underwriting, administrative, claims and investment expenses incurred on behalf of Mutual and MNH are shared on an allocated cost basis, determined as follows: for underwriting and administrative expenses, the respective share of total direct premiums written for Mutual and MNH serves as the basis of allocation; for claims expenses, the average number of outstanding claims is used; investment expenses are shared based on each company's share of total invested assets.

3. Earnings Per Share
   ------------------

Basic and diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each period, increased by the assumed exercise of 8,000 shares of common stock options in 2001 and 2000, which would have resulted in 1,844 and 1,825 additional shares outstanding, respectively, assuming the proceeds to the Company from exercise were used to purchase shares of the Company's common stock at its average market value per share during the quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 2001 As Compared to
------------------------------------------------------------------------------
the Three Months Ended March 31, 2000
-------------------------------------

Total revenues for the three months ended March 31, 2001 were $27,096,000, an increase of $541,000 or 2%, from $26,555,000 for the three months ended March 31, 2000.

Direct premiums written for the three months ended March 31, 2001 were $22,242,000, a decrease of $1,227,000, or 5%, from $23,469,000 for the three months ended March 31, 2000. Voluntary direct premiums written for the three months ended March 31, 2001 were $21,723,000, a decrease of $1,490,000 or 6%, from $23,213,000 for the three months ended March 31, 2000.

Voluntary personal lines direct premiums written for the three months ended March 31, 2001 were $8,513,000, an increase of $49,000, or 1%, from $8,464,000 for the three months ended March 31, 2000. Private passenger automobile (PPA) direct premiums written, which represented 77% and 78% of total voluntary personal lines direct premiums written for the three months ended March 31, 2001 and 2000, respectively, decreased 1% from the year earlier period. Homeowners direct premiums written for the three months ended March 31, 2001 increased 6% compared to the three months ended March 31, 2000.

The Company has and continues to experience higher loss frequency for certain of its commercial lines of business not adequately covered by premiums collected from those lines of business. As a response to these higher losses, the Company has filed for and received approval of rate increases in certain lines of business, revised its underwriting guidelines, and removed discretionary pricing credits where warranted. As a consequence of these actions, voluntary commercial lines direct premiums written for the three months ended March 31, 2001 decreased $1,538,000, or 10%, to $13,211,000 from $14,749,000 for the three months ended March 31, 2000. Direct premiums written for virtually all of the Company's commercial lines of business decreased in the three months ended March 31, 2001, compared to the three months ended March 31, 2000. This decrease in commercial lines direct premiums written was primarily attributable to a 7% decrease in commercial lines policies in force at March 31, 2001 compared to commercial lines policies in force at March 31, 2000.

Involuntary direct premiums written, primarily PPA insurance, which comprised 2% and 1% of all direct premiums written during the three months ended March 31, 2001 and 2000, respectively, increased by $262,000, or 102%, to $518,000 in the three months ended March 31, 2001 from $256,000 for the three months ended March 31, 2000. The Company believes it is likely that, due to a decrease in the willingness of several major competitors to insure non-standard business voluntarily, the number of policies written by the New York Automobile Insurance Plan (NYAIP) will continue to increase and therefore the amount the Company's involuntary direct written premiums will also continue to increase. However, the Company is unable to predict the volume of future assignments from the NYAIP.

Net premiums written decreased $1,136,000, or 5%, to $20,441,000 for the three months ended March 31, 2001 from $21,577,000 for the three months ended March 31, 2000, due to the 5% decrease in direct premiums written.

Net premiums earned for the three months ended March 31, 2001 were $23,353,000, an increase of 1% from $23,033,000 for the three months ended March 31, 2000. This increase is attributable to the fact that the unearned premium reserve at December 31, 2000, contributed more to earned premiums in the three months ended March 31, 2000 than the unearned premium reserve at December 31, 1999, contributed to earned premiums in the three months ended March 31, 2000.

Net investment income was $3,563,000 for the three months ended March 31, 2001, an increase of 3% from $3,456,000 for the three months ended March 31, 2000. The average pre-tax yield associated with the investment portfolio increased 21 basis points to 6.86% for the three months ended March 31, 2001. Average invested assets for the three months ended March 31, 2001 increased 2% compared to the year earlier period.

Losses and loss adjustment expenses (LAE) were $18,761,000 for the three months ended March 31, 2001, an increase of $1,268,000, or 7%, from $17,493,000 for the three months ended March 31, 2000. The loss and LAE ratio increased to 80.3% for the three months ended March 31, 2001 from 75.9% for the three months ended March 31, 2000. The increase in losses and LAE resulted from an increase in claims frequency and severity experienced in the first quarter of 2001, primarily for private passenger automobile, commercial automobile and workers' compensation policies.

The ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned increased to 34.3% for the three months ended March 31, 2001 from 33.8% for the three months ended March 31, 2000. Commissions, premium taxes and other state assessments that vary directly with the Company's premium volume represented 22.0% of net premiums earned in the three months ended March 31, 2001 and in the three months ended March 31, 2000.

The Company's effective income tax rate for the three months ended March 31, 2000 was 36.0%. This rate was calculated based upon the Company's estimate of its effective income tax rate for all of 2001. Non-taxable investment income reduced the Company's effective tax rate by approximately four percentage points.

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

The Company generally designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as a component of accumulated other comprehensive income within stockholders' equity. At March 31, 2001, the Company had recorded $848,000 of unrealized gains, net of taxes, associated with its investments classified as "available for sale" as accumulated other comprehensive income. During the three months ended March 31, 2001 the Company recorded $1,723,000 of unrealized gains, net of taxes, associated with its available for sale investments.

At March 31, 2001, the Company's portfolio of fixed maturities represented 90.8% of invested assets. Management believes that this level of bond holdings is consistent with the Company's liquidity needs because it anticipates that cash receipts from net premiums written and investment income will enable the Company to satisfy its cash obligations. Furthermore, a portion of the Company's bond portfolio is invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide monthly paydowns of bond principal.

At March 31, 2001, $90,831,000, or 46.0%, of the Company's fixed maturity portfolio was invested in mortgage-backed and other-asset backed securities. The Company invests in a variety of collateralized mortgage obligation (CMO) products but has not invested in the derivative type of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company's CMO investments have an active secondary market and their effect on the Company's liquidity does not differ from that of other fixed maturity investments. The Company does not own any other derivative financial instruments.

At March 31, 2001 $9,433,000, or 4.3%, of the Company's investment portfolio was invested in non-investment grade securities compared to $9,656,000, or 4.6%, at March 31, 2000. All of the Company's non-investment grade securities are currently performing to the Company's purchase expectations.

During the three months ended March 31, 2001, the Company repurchased 12,500 shares of its common stock at an average price per share of $18.72. The Company was holding 823,600 shares of its common stock in treasury at March 31, 2001.

The Company has arranged for a $2,000,000 unsecured credit facility from a bank in the form of a master grid note. Any borrowings under this facility are payable on demand and carry an interest rate which can be fixed or variable and is negotiated at the time of each advance. This facility is available for general working capital purposes and for repurchases of the Company's common stock. At March 31, 2001, no amount was outstanding on this loan.

As a holding company, the Company is dependent on cash dividends from MNH to meet its obligations, pay any cash dividends and repurchase its shares. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's statutory policyholders' surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve month period ending in 2001 without the prior approval of the New Hampshire Insurance Commissioner is

$5,061,000. MNH paid $5,200,000 of dividends to the Company in 2000. Dividends were paid in February 2000, May 2000 and September 2000, of $2,200,000, $1,500,000 and $1,500,000, respectively. MNH paid a dividend of $2,200,000 to the Company on February 15, 2001 and as such is restricted from paying another dividend to the Company until May 2001. On May 2, 2001, the Board of Directors of MNH declared a $1,334,000 cash dividend payable on May 24, 2001 to common stockholders of record on May 24, 2001. The Company declared cash dividends to its common stockholders of $.20 per share in the first quarter of 2001 amounting to $481,000. This amount includes a quarterly cash dividend of $.10 per share payable on June 1, 2001 to shareholders of record as of the close of business on May 7, 2001.

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

Industry and regulatory guidelines suggest that the ratio of a property-casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. MNH has consistently followed a business strategy that would allow it to meet this 3 to 1 regulatory guideline. For the first three months of 2001, MNH's ratio of net premiums written to statutory surplus, annualized for a full year, was 1.5 to 1.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Market Risk
-----------

Market risk represents the potential for loss due to changes in the fair value of financial instruments. The market risk related to the Company's financial instruments primarily relates to its investment portfolio. The value of the Company's investment portfolio of $217,638,000 at March 31, 2001 is subject to changes in interest rates and to a lesser extent on credit quality. Further, certain mortgage-backed and asset-backed securities are exposed to accelerated prepayment risk generally caused by interest rate movements. If interest rates were to decline, mortgage holders would be more likely to refinance existing mortgages at lower rates. Acceleration of future repayments could adversely affect future investment income, if reinvestment of the accelerated receipts was made in lower yielding securities.

The following table provides information related to the Company's fixed maturity investments at March 31, 2001. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based upon the maturity date or, in the case of mortgage-backed and asset-backed securities, expected payment patterns. Actual cash flows could differ from those shown in the table.

Fixed Maturities
----------------

Expected Cash Flows of Principal Amounts ($ in 000's):


                                                                                                                TOTAL
                                                                                                          -----------------
                                                                                                                     Esti-
                                                                                                          Amor-      mated
                                                                                               There-     tized      Market
                                   2001         2002        2003         2004        2005      after      Cost       Value
                                   ----         ----        ----         ----        ----      -----      ----       -----
Held to Maturity
----------------

Mortgage & asset backed
       securities                  $    0       $642       $1,644       $1,556      $1,355     $7,695     $12,892   $13,838
    Average interest rate            0.0%       7.2%         7.1%         7.1%        7.1%       7.3%        ---      ---
                                   ------       ----       ------       ------      ------     -------    -------   -------

Total                              $    0       $642       $1,644       $1,556      $1,355     $7,695     $12,892   $13,838
                                   ======       ====       ======       ======      ======     ======     =======   =======

Available for Sale
------------------

U.S. Treasury securities and
       obligations of U.S.
       Government corporations
       and agencies                $7,981    $ 3,827     $      0     $      0      $    0    $21,495     $33,303   $34,265
    Average interest rate            5.4%       6.9%         0.0%         0.0%        0.0%       7.3%       ---        ---

Obligations of states and
       political subdivisions       5,246      1,713        5,328            0           0        150      12,437    12,617
    Average interest rate            4.8%       5.6%         5.3%         0.0%        0.0%       5.3%       ---        ---

Corporate securities               16,099     25,414       15,609            0           0      2,443      59,565    59,931
    Average interest rate            6.9%       7.2%         6.8%         0.0%        0.0%       8.0%       ---        ---

Mortgage & asset
       backed securities           28,745     21,289       10,287        6,159       1,685      9,475      77,640    77,939
    Average interest rate            6.8%       6.9%         6.9%         7.0%        7.1%       7.2%        ---       ---
                                   ------       ----       ------       ------      ------     -------    -------   -------

Total                             $58,071    $52,243      $31,224      $ 6,159     $ 1,685    $33,563    $182,945  $184,752
                                  =======    =======      =======      =======     =======    =======    ========  ========


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

                              PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------

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

                                            MERCHANTS GROUP, INC.
                                            (Registrant)




Date: May 7, 2001                           By:/s/  Kenneth J. Wilson
                                               ----------------------
                                            Kenneth J. Wilson
                                            Chief Financial Officer and
                                            Treasurer (duly authorized
                                            officer of the registrant and
                                            chief accounting officer)