Form 10-Q
period 2001-06-30
MERCHANTS GROUP INC
filed 2001-08-13
CIK 803027

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2001.

                        2,317,652 SHARES OF COMMON STOCK.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (in thousands)

                                                          December 31,  June 30,
                          Assets                              2000        2001
                          ------                              ----        ----
                                                                     (unaudited)
Investments:
  Fixed maturities:
    Held to maturity at amortized cost (fair value
        $13,576 in 2000 and $13,841 in 2001)                $ 12,874    $ 12,940
    Available for sale at fair value (amortized cost
        $183,392 in 2000 and $179,405 in 2001)               183,283     181,510
  Preferred stock at fair value                               13,911      14,536
  Other long-term investments at fair value                    1,036       1,516
  Short-term investments                                       4,550       3,755
                                                            --------    --------

             Total investments                               215,654     214,257

Cash                                                               5           4
Interest due and accrued                                       2,816       2,371
Premiums receivable, net of allowance for doubtful
    accounts of $395 in 2000 and $418 in 2001                 19,843      21,036
Deferred policy acquisition costs                             12,331      12,176
Ceded reinsurance balances receivable                         13,089      16,121
Prepaid reinsurance premiums                                   4,326       4,075
Deferred income taxes                                          6,263       4,799
Other assets                                                   7,537       7,867
                                                            --------    --------

             Total assets                                   $281,864    $282,706
                                                            ========    ========





               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                       (in thousands except share amounts)

                                                        December 31,    June 30,
                                                             2000        2001
                                                             ----        ----
                                                                     (unaudited)
        Liabilities and Stockholders' Equity
        ------------------------------------

Liabilities:
    Reserve for losses and loss adjustment expenses       $ 145,075   $ 146,653
    Unearned premiums                                        50,857      50,023
    Payable to affiliate                                        608       1,792
Other liabilities                                            15,202      13,232
                                                          ---------   ---------

             Total liabilities                              211,742     211,700
                                                          ---------   ---------

Stockholders' equity:
    Common stock, 10,000,000 shares authorized, 2,430,752
        shares issued and outstanding at December 31, 2000
        and 2,318,552 shares issued and outstanding
        at June 30, 2001                                         32          32
    Additional paid in capital                               35,680      35,680
    Treasury stock, 811,100 shares at December 31, 2000
        and 923,300 shares at June 30, 2001                 (16,063)    (18,123)
    Accumulated other comprehensive income (loss)              (875)      1,113
    Accumulated earnings                                     51,348      52,304
                                                          ---------   ---------
             Total stockholders' equity                      70,122      71,006
                                                          ---------   ---------

Commitments and contingent liabilities                         --          --

             Total liabilities and stockholders' equity   $ 281,864   $ 282,706
                                                          =========   =========



               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (in thousands except per share amounts)


                                                        Three Months                            Six Months
                                                       Ended June 30,                          Ended June 30,
                                                  2000               2001                 2000              2001
                                                  ----               ----                 ----              ----
                                                                           (unaudited)
Revenues:
    Net premiums earned                          $23,606           $23,154               $46,639           $46,507
    Net investment income                          3,388             3,472                 6,844             7,035
    Net realized investment gains                      5                39                     5                82
    Other revenues                                    16               117                    82               254
                                               ---------         ---------              --------         ---------
        Total revenues                            27,015            26,782                53,570            53,878
                                               ---------         ---------              --------         ---------

Expenses:
    Net losses and loss adjustment
        expenses                                  16,703            17,620                34,196            36,381
    Amortization of deferred policy
        acquisition costs                          6,256             6,136                12,359            12,324
    Other underwriting expenses                    1,273             1,116                 2,960             2,933
                                               ---------         ---------              --------         ---------
        Total expenses                            24,232            24,872                49,515            51,638
                                               ---------         ---------              --------         ---------

Income before income taxes                         2,783             1,910                 4,055             2,240
Income tax provision                                 982               693                 1,437               812
                                               ---------         ---------              --------         ---------
        Net income                               $ 1,801           $ 1,217               $ 2,618           $ 1,428
                                               =========         =========              ========         =========

Basic and diluted earnings per share                $.72              $.52                 $1.04              $.60
                                                    ====              ====                =====               ====


Weighted average shares outstanding:
    Basic                                          2,488             2,357                 2,524             2,389
    Diluted                                        2,489             2,359                 2,526             2,391


               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                 (in thousands)



                                               Three Months          Six Months
                                              Ended June 30,       Ended June 30,
                                              2000      2001       2000       2001
                                              ----      ----       ----       ----
                                                           (unaudited)
Net income                                  $ 1,801   $ 1,217    $ 2,618    $ 1,428
                                            -------   -------    -------    -------
Other comprehensive income (loss)
    before taxes:
    Unrealized gains (losses)
        on securities                           195       467       (596)     3,302
    Reclassification adjustment
        for gains and losses included
        in net income                          --         (39)      --          (82)
                                            -------   -------    -------    -------
Other comprehensive income (loss)
    before taxes                                195       428       (596)     3,220
Income tax provision (benefit) related to
    items of other comprehensive income          74       164       (294)     1,232
                                            -------   -------    -------    -------
Other comprehensive income (loss)               121       264       (302)     1,988
                                            -------   -------    -------    -------

Comprehensive income                        $ 1,922   $ 1,481    $ 2,316    $ 3,416
                                            =======   =======    =======    =======






               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (in thousands)

                                                           Six Months
                                                         Ended June 30,
                                                         2000       2001
                                                         ----       ----
                                                            (unaudited)

Common stock, beginning and end                     $       32    $       32
                                                    ----------    ----------

Additional paid in capital beginning and end:           35,680        35,680
                                                        ------        ------

Treasury stock:
    Beginning of period                                (13,139)      (16,063)
    Purchase of treasury shares                         (2,352)       (2,060)
                                                      --------      --------
    End of period                                      (15,491)      (18,123)
                                                       -------       -------

Accumulated other comprehensive income (loss):
    Beginning of period                                 (1,188)         (875)
    Other comprehensive income (loss)                     (302)        1,988
                                                       -------       -------
    End of period                                       (1,490)        1,113
                                                        -------      -------

Accumulated earnings:
    Beginning of period                                 48,002        51,348
    Net income                                           2,618         1,428
    Cash dividends                                        (503)         (472)
                                                    ----------    ----------
    End of period                                       50,117        52,304
                                                      --------      --------

        Total stockholders' equity                     $68,848       $71,006
                                                       =======       =======


               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (in thousands)

                                                                 Six Months
                                                               Ended June 30,
                                                              2000       2001
                                                              ----       ----
                                                                 (unaudited)
Cash flows from operations:
    Collection of premiums                                  $46,239     $44,657
    Payment of losses and loss adjustment expenses          (35,547)    (37,661)
    Payment of other underwriting expenses                  (17,191)    (17,193)
    Investment income received                                6,678       6,919
    Investment expenses paid                                   (216)       (157)
    Income taxes paid                                        (1,353)       (830)
    Other                                                        81         252
                                                          ---------    --------
Net cash used in operations                                  (1,309)     (4,013)
                                                            -------     -------
Cash flows from investing activities:
    Proceeds from fixed maturities sold or matured           35,276      53,140
    Purchase of fixed maturities                            (24,516)    (47,978)
    Net increase in preferred stock                            (416)       (117)
    Net (increase) decrease in other long-term investments       62        (480)
    Net (increase) decrease in short-term investments        (5,581)        795
                                                            -------    --------
        Net cash provided by investing activities             4,825       5,360
                                                            -------     -------
Cash flows from financing activities:
    Settlement of affiliate balances                            (85)      1,184
    Decrease in demand loan, net                               (575)          -
    Purchase of treasury stock                               (2,352)     (2,060)
    Cash dividends                                             (503)       (472)
                                                           --------    --------
        Net cash used in financing activities                (3,515)     (1,348)
                                                            -------     -------
        Increase (decrease) in cash                               1          (1)
Cash:
    Beginning of period                                           2           5
                                                          ---------   ---------
    End of period                                         $       3   $       4
                                                          =========   =========


               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    RECONCILIATION OF NET INCOME TO NET CASH

                             PROVIDED BY OPERATIONS

                                 (in thousands)


                                                              Six Months
                                                            Ended June 30,
                                                         2000           2001
                                                         ----           ----
                                                              (unaudited)

Net income                                             $2,618           $1,428

Adjustments:
    Accretion of bond discount                           (231)            (718)
    Realized investment gains                              (5)             (82)

(Increase) decrease in assets:
    Interest due and accrued                             (151)             445
    Premiums receivable                                (1,314)          (1,193)
    Deferred policy acquisition costs                    (308)             155
    Ceded reinsurance balances receivable                (503)          (3,032)
    Prepaid reinsurance premiums                       (5,061)             251
    Deferred income taxes                                 235              233
    Other assets                                         (176)            (274)

Increase (decrease) in liabilities:
    Reserve for losses and loss adjustment expenses    (1,127)           1,578
    Unearned premiums                                   6,223             (834)
    Other liabilities                                  (1,509)          (1,970)
                                                     --------         --------

Net cash used in operations                           $(1,309)         $(4,013)
                                                      ========         =======


               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated balance sheet as of June 30, 2001 and the related consolidated statements of operations, of comprehensive income, of changes in stockholders' equity and of cash flows for the three and six month periods ended June 30, 2000 and 2001, respectively, are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of financial position and results of operations. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

2.   RELATED PARTY TRANSACTIONS

The Company and MNH have no paid employees. Under a management agreement dated September 29, 1986 (the Management Agreement), Merchants Mutual Insurance Company (Mutual), which owned 11.0% of the Company's common stock at June 30, 2001, provides the Company and MNH with the facilities, management and personnel required to manage their day-to-day business. All underwriting, administrative, claims and investment expenses incurred on behalf of Mutual and MNH are shared on an allocated cost basis, determined as follows: for underwriting and administrative expenses, the respective share of total direct premiums written for Mutual and MNH serves as the basis of allocation; for claims expenses, the average number of outstanding claims is used; investment expenses are shared based on each company's share of total invested assets.

3.   EARNINGS PER SHARE

Basic and diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each period, increased by the assumed exercise of 8,000 shares of common stock options for the three and six month periods in 2001 and 2000, respectively, which would have resulted in 2,015 and 900 additional shares outstanding for the three month periods, respectively, and 1,949 and 1,407 additional shares outstanding for the six month periods, respectively, assuming the proceeds to the Company from exercise were used to purchase shares of the Company's common stock at its average market value per share during the respective period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

Total revenues for the six months ended June 30, 2001 were $53,878,000, an increase of $308,000 or 1%, from $53,570,000 for the six months ended June 30, 2000.

Direct premiums written for the six months ended June 30, 2001 were $49,735,000, a decrease of $8,559,000 or 15%, from $58,294,000 for the six months ended June 30, 2000. Voluntary direct premiums written for the six months ended June 30, 2001 were $48,212,000, a decrease of $9,527,000 or 17%, from $57,739,000 for the six months ended June 30, 2000.

Voluntary personal lines direct premiums written for the six months ended June 30, 2001 were $18,605,000, an increase of $587,000 or 3%, from $18,018,000 for the six months ended June 30, 2000. Private passenger automobile (PPA) direct premiums written, which represented 76% of total voluntary personal lines direct premiums written for the six months ended June 30, 2001 and 2000, increased 2% from the year earlier period. Homeowners direct premiums written for the six months ended June 30, 2001 increased 7% compared to the six months ended June 30, 2000 primarily due to a 7% increase in policies in force at June 30, 2001 as compared to June 30, 2000.

The Company implemented a program to underwrite specialized commercial auto insurance (the Auto Program) during the quarter ended June 30, 2000. All policies issued under the Auto Program were 100% reinsured through certain Lloyds syndicates and therefore had no impact on net premiums written, net premiums earned or net losses and loss adjustment expenses (LAE) incurred by the Company. The Company recorded all direct underwriting expenses incurred, including commissions with respect to the acquisition of these policies, which were offset by reinsurance commission income. The resulting net impact of the Auto Program reduced other underwriting expenses by $82,000 in the six month period ended June 30, 2000. The Auto Program was discontinued in 2001 and had no impact on current year net income.

Voluntary commercial lines direct premiums written for the six months ended June 30, 2001 were $29,607,000, a decrease of $10,114,000 or 25%, from $39,721,000 for the six months ended June 30, 2000. This decrease was primarily attributable to the aforementioned discontinuation of the Auto Program, which produced $6,579,000 of direct written premiums in the six months ended June 30, 2000.

The Company has and continues to experience higher loss frequency for certain of its commercial lines of business not adequately covered by premiums collected from those lines of business. As a response to these higher losses, the Company has filed for and received approval of rate increases in certain lines of business, revised its underwriting guidelines, and removed discretionary pricing credits where warranted. As a consequence of these actions, voluntary commercial lines direct premiums written, excluding Auto Program premiums written, for the six months ended June 30, 2001 decreased $3,519,000 or 11%, to $29,623,000 from $33,142,000 for the six months ended June 30, 2000. Direct premiums written for all of the Company's commercial lines of business, except commercial package policies, decreased in the six months ended June 30, 2001 compared to the six months ended June 30, 2000. Commercial lines policies in force at June 30, 2001 decreased 15% compared to commercial lines policies in force at June 30, 2000. The Company expects that its tightening of underwriting guidelines and increases in rates will cause the decreases in voluntary direct premiums written to accelerate through the end of the year.

Involuntary direct premiums written, primarily PPA insurance, which comprised 3% and 1% of all direct premiums written during the six months ended June 30, 2001 and 2000, respectively, increased by $967,000, or 174%, to $1,523,000 in the six months ended June 30, 2001 from $556,000 for the six months ended June 30, 2000. The Company believes it is likely that, due to a decrease in the willingness of several major competitors to insure non-standard business voluntarily, the number of policies written by the New York Automobile Insurance Plan (NYAIP) will continue to increase and therefore the amount of the Company's involuntary direct written premiums will also continue to increase. However, the Company is unable to predict the volume of future assignments from the NYAIP.

Net premiums written decreased $1,878,000, or 4%, to $45,924,000 for the six months ended June 30, 2001 from $47,802,000 for the six months ended June 30, 2000, due to the 4% decrease in non-Auto Program direct premiums written.

Net premiums earned for the six months ended June 30, 2001 were $46,507,000, a decrease of less than 1% from $46,639,000 for the six months ended June 30, 2000. This decrease is attributable to the fact that the unearned premiums at December 31, 2000 contributed more to earned premiums in the six months ended June 30, 2000 than the unearned premiums at December 31, 1999, contributed to earned premiums in the six months ended June 30, 2000, thereby substantially offsetting the effect on net premiums earned of the aforementioned 4% decrease in net premiums written.

Net investment income was $7,035,000 for the six months ended June 30, 2001, an increase of 3% from $6,844,000 for the six months ended June 30, 2000. The average pre-tax yield associated with the investment portfolio increased 9 basis points to 6.75% for the six months ended June 30, 2001. Average invested assets for the six months ended June 30, 2001 increased 1% compared to the year earlier period.

Other revenues were $254,000 for the six months ended June 30, 2001, an increase of $172,000, or 210%, from $82,000 for the six months ended June 30, 2000. This increase primarily resulted from an increase in installment fee income and a decrease in charge-offs related to uncollectible premiums receivable.

Losses and LAE were $36,381,000 for the six months ended June 30, 2001, an increase of $2,185,000 or 6%, from $34,196,000 for the six months ended June 30, 2000. The loss and LAE ratio increased to 78.2% for the six months ended June 30, 2001 from 73.3% for the six months ended June 30, 2000. The increase in the loss and LAE ratio resulted from increased claims frequency and severity experienced in 2001, primarily for private passenger automobile, commercial automobile and workers' compensation policies.

The ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned was 32.8% for both of the six month periods ended June 30, 2001 and June 30, 2000. Commissions, premium taxes and other state assessments that vary directly with the Company's premium volume represented 20.2% of net premiums earned in the six months ended June 30, 2001 compared to 20.1% for the six months ended June 30, 2000.

The Company's effective income tax rate for the six months ended June 30, 2001 was 36.3%. This rate was calculated based upon the Company's estimate of its effective income tax rate for all of 2001. Non-taxable investment income, primarily tax-exempt income, reduced the Company's effective tax rate by approximately four percentage points as compared to statutory rates.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000

Total revenues for the three months ended June 30, 2001 were $26,782,000, a decrease of $233,000, or 1%, from $27,015,000 for the three months ended June 30, 2000.

Voluntary personal lines direct premiums written for the three months ended June 30, 2001 were $10,092,000, an increase of $538,000, or 6%, from $9,554,000 for the three months ended June 30, 2000. PPA direct premiums written increased 5% from the year earlier period, primarily due to a 6% increase in average premium per policy. Homeowners direct premiums written for the three months ended June 30, 2001 increased 8% compared to the three months ended June 30, 2000 primarily due to a 7% increase in policies in force.

Voluntary commercial lines direct premiums written excluding Auto Program premiums written for the three months ended June 30, 2001 were $16,441,000, a decrease of $1,952,000, or 11%, from $18,393,000 for the three months ended June 30, 2000. This decrease in commercial lines direct written premiums is attributable to the same factors affecting voluntary commercial lines direct premiums written for the six months ended June 30, 2001, and is expected to accelerate, as discussed earlier in this item.

Involuntary direct premiums written for the three months ended June 30, 2001 were $1,005,000, an increase of $705,000, or 235%, from $300,000 for the three months ended June 30, 2000. Involuntary written premiums are affected by the size of the involuntary markets in which the Company operates, primarily the New York Automobile Insurance Plan.

Net investment income was $3,472,000 for the three months ended June 30, 2001, an $84,000, or 2%, increase from $3,388,000 for the three months ended June 30, 2000, primarily due to a 1% increase in average invested assets.

Losses and LAE were $17,620,000 for the three months ended June 30, 2001, an increase of $917,000, or 5%, from $16,703,000 for the three months ended June 30, 2000. The loss and LAE ratio increased to 76.1% for the three months ended June 30, 2001 from 70.8% for the three months ended June 30, 2000. The increase in the loss and LAE ratio is attributable to the same factors affecting losses and LAE for the six months ended June 30, 2001 discussed earlier in this item.

The ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned decreased to 31.3% for the three months ended June 30, 2001 from 31.9% for the three months ended June 30, 2000. Commissions, premium taxes and other state assessments that vary with the Company's premium volume represented 19.4% of net premiums earned in the three months ended June 30, 2001 compared to 20.4% for the three months ended June 30, 2000.

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

The Company's objectives with respect to its investment portfolio include maximizing total returns within investment guidelines while protecting stockholders' equity and maintaining flexibility. Like other property and casualty insurers, the Company relies on premiums as a major source of cash, and therefore liquidity. Cash flows from the Company's investment portfolio, either in the form of interest or principal payments, are an additional source of liquidity. Because the duration of the Company's investment portfolio relative to the duration of its liabilities are closely managed, increases or decreases in market interest rates are not expected to have a material effect on the Company's liquidity or its results of operations.

The Company generally designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as a component of accumulated other comprehensive income within stockholders' equity. At June 30, 2001, the Company had recorded $1,113,000 of unrealized gains, net of taxes, associated with its investments classified as "available for sale" as accumulated other comprehensive income. During the six months ended June 30, 2001 the Company recorded $1,988,000 of unrealized gains, net of tax, associated with its available for sale investments as other comprehensive income.

At June 30, 2001, the Company's portfolio of fixed maturities represented 90.8% of invested assets. Management believes that this level of bond holdings is consistent with the Company's liquidity needs because it anticipates that cash receipts from net premiums written and investment income will enable the Company to satisfy its cash obligations. Furthermore, a portion of the Company's bond portfolio is invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide monthly paydowns of bond principal.

At June 30, 2001, $83,125,000, or 42.7%, of the Company's fixed maturity portfolio was invested in mortgage-backed and other asset backed securities. The Company invests in a variety of collateralized mortgage obligation (CMO) products but has not invested in the derivative type of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company's CMO investments have an active secondary market and their effect on the Company's liquidity does not differ from that of other fixed maturity investments. The Company does not own any other derivative financial instruments.

At June 30, 2001, $10,522,000, or 4.9% of the Company's investment portfolio was invested in non-investment grade securities compared to $9,806,000, or 4.7% at June 30, 2000. All of the Company's non-investment grade securities are currently performing to the Company's purchase expectations.

During the six months ended June 30, 2001, the Company repurchased 112,200 shares of its common stock at an average price per share of $18.36. The Company was holding 923,300 shares of its common stock in treasury at June 30, 2001.

The Company has arranged for a $2,000,000 unsecured credit facility from a bank in the form of a master grid note. Any borrowings under this facility are payable on demand and carry an interest rate which can be fixed or variable and is negotiated at the time of each advance. This facility is available for general working capital purposes and for repurchases of the Company's common stock. At June 30, 2001, no amount was outstanding on this loan.

As a holding company, the Company is dependent on cash dividends from MNH to meet its obligations, pay any cash dividends and repurchase its shares. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's statutory policyholders' surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve month period ending in 2001 without the prior approval of the New Hampshire Insurance Commissioner is $5,061,000. MNH paid $5,200,000 of dividends to the Company in 2000. Dividends were paid in February 2000, May 2000 and September 2000, of $2,200,000, $1,500,000 and $1,500,000, respectively. MNH paid dividends to the Company of $2,200,000 and $1,350,000 on February 15, 2001 and May 24, 2001,
respectively, and as such is restricted from paying another dividend to the Company until September 2001. On July 26, 2001, the Board of Directors of MNH declared a $1,510,000 cash dividend payable to MGI on September 6, 2001. The Company paid cash dividends to its common stockholders of $.20 per share in the first half of 2001 amounting to $472,000.

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

Industry and regulatory guidelines suggest that the ratio of a property-casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. MNH has consistently followed a business strategy that would allow it to meet this 3 to 1 regulatory guideline. For the first six months of 2001, MNH's ratio of net premiums written to statutory surplus, annualized for a full year, was 1.7 to 1.

RELATIONSHIP WITH MUTUAL

The Company's and MNH's business and day-to-day operations are closely aligned with those of Mutual. This is the result of a combination of factors. Mutual has had a historical ownership interest in the Company and MNH. Prior to November 1986 MNH was a wholly-owned subsidiary of Mutual. Following the Company's initial public offering in November 1986 and until a secondary stock offering in July 1993 the Company was a majority-owned subsidiary of Mutual. Mutual currently owns 11.0% of the Company's common stock. Under the Management Agreement, Mutual provides the Company and MNH with all facilities and personnel to operate their business. The only officers of the Company or MNH who are paid full time employees are employees of Mutual whose services are purchased under the Management Agreement. Also, the operation of the Company's insurance business, which offers substantially the same lines of insurance as Mutual through the same independent insurance agents, creates a very close relationship among the companies.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Market risk represents the potential for loss due to changes in the fair value of financial instruments. The market risk related to the Company's financial instruments primarily relates to its investment portfolio. The value of the Company's investment portfolio of $214,257,000 at June 30, 2001 is subject to changes in interest rates and to a lesser extent on credit quality. Further, certain mortgage-backed and asset-backed securities are exposed to accelerated prepayment risk generally caused by interest rate movements. If interest rates were to decline, mortgage holders would be more likely to refinance existing mortgages at lower rates. Acceleration of future repayments could adversely affect future investment income, if reinvestment of the accelerated receipts was made in lower yielding securities.

The following table provides information related to the Company's fixed maturity investments at June 30, 2001. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based upon the maturity date or, in the case of mortgage-backed and asset-backed securities, expected payment patterns. Actual cash flows could differ from those shown in the table.

Fixed Maturities
----------------

Expected Cash Flows of Principal Amounts ($ in 000's):

                                                                                                                TOTAL
                                                                                                                -----
                                                                                                           Amor-     Estimated
                                                                                                There-     tized      Market
Held to Maturity                    2001        2002        2003        2004        2005        After      Cost       Value
----------------                    ----        ----        ----        ----        ----        -----      ----       -----
Mortgage & asset backed
       securities                $      0    $    642    $  1,644    $  1,556    $  1,355    $  7,743    $ 12,940   $ 13,841
    Average interest rate             0.0%        7.2%        7.1%        7.1%        7.1%        7.3%       --         --
                                 --------    --------    --------    --------    --------    --------    --------   --------

Total                            $      0    $    642    $  1,644    $  1,556    $  1,355    $  7,743    $ 12,940   $ 13,841
                                 ========    ========    ========    ========    ========    ========    ========   ========

AVAILABLE FOR SALE

U.S. Treasury securities and
       obligations of U.S.
       Government corporations
       and agencies               $4, 987    $  3,832    $  1,000    $      0    $      0    $ 21,806    $ 31,625   $ 32,559
    Average interest rate             5.3%        6.9%        5.1%        0.0%        0.0%        7.3%       --         --

Obligations of states and
       political subdivisions       2,245       1,483       5,357           0           0         110       9,195      9,368
    Average interest rate             5.1%        5.6%        5.3%        0.0%        0.0%        5.3%       --         --

Corporate securities               10,734      25,454      28,873       1,071           0       2,445      68,577     69,397
    Average interest rate             6.8%        6.6%        5.9%       19.2%        0.0%        8.0%       --         --

Mortgage & asset
       backed securities           19,195      17,766      14,868       6,339       1,743      10,097      70,008     70,186
    Average interest rate             6.8%        6.7%        6.8%        6.9%        7.0%        7.1%       --         --
                                 --------    --------    --------    --------    --------    --------    --------   --------

Total                            $ 37,161    $ 48,535    $ 50,098    $  7,410    $  1,743    $ 34,458    $179,405   $181,510
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

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

On May 2, 2001 the Company held its annual meeting of stockholders. During the meeting, Brent D. Baird and Richard E. Garman were re-elected Directors of the Company for three year terms to expire at the annual meeting in 2004. Andrew A. Alberti, Frank J. Colantuono, Thomas E. Kahn, Henry P. Semmelhack and Robert M. Zak are Directors of the Company whose terms of office as Director continue beyond the date of the meeting. Mr. Alberti's and Mr. Colantuono's terms expire in 2002 and Mr. Kahn's, Mr. Semmelhack's and Mr. Zak's terms expire in 2003.

Also during the meeting, stockholders ratified the appointment of PricewaterhouseCoopers LLP to serve as the Company's independent accountants for the year ending December 31, 2001.

A summary of stockholder voting with respect to the election of Directors is as follows:

                               Election of                Election of
                               B. Baird                   R. Garman
                               --------                   ---------

         For                   2,211,202                  2,213,052
         Withheld                  8,150                      6,300

A summary of stockholder voting with respect to the ratification of PricewaterhouseCoopers to serve as the Company's independent accountants for the year ending December 31, 2001 is as follows:

         For                                             2,215,177
         Against                                               800
         Abstained                                           3,375

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

                                        MERCHANTS GROUP, INC.
                                        (Registrant)




Date: August 13, 2001                   By:/s/ Kenneth J. Wilson
                                           ---------------------
                                        Kenneth J. Wilson
                                        Chief Financial Officer and
                                        Treasurer (duly authorized
                                        officer of the registrant and
                                        chief accounting officer)