Form 10-Q
period 2001-09-30
MERCHANTS GROUP INC
filed 2001-11-13
CIK 803027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q
                                  -------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2001.

                        2,217,852 SHARES OF COMMON STOCK.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (in thousands)

                                                                                December 31,     September 30,
                          ASSETS                                                    2000             2001
                          ------                                                    ----             ----
                                                                                                 (unaudited)
Investments:
  Fixed maturities:
    Held to maturity at amortized cost (fair value
        $13,576 in 2000 and $14,271 in 2001)                                      $ 12,874          $ 13,020
    Available for sale at fair value (amortized cost
        $183,392 in 2000 and $190,238 in 2001)                                     183,283           193,453
  Preferred stock at fair value                                                     13,911            11,878
  Other long-term investments at fair value                                          1,036             1,553
  Short-term investments                                                             4,550             9,715
                                                                                 ---------         ---------

             Total investments                                                     215,654           229,619

Cash                                                                                     5                22
Interest due and accrued                                                             2,816             2,193
Premiums receivable, net of allowance for doubtful
    accounts of $395 in 2000 and $426 in 2001                                       19,843            21,446
Receivable from affiliate                                                                -               164
Deferred policy acquisition costs                                                   12,331            12,482
Ceded reinsurance balances receivable                                               13,089            16,922
Prepaid reinsurance premiums                                                         4,326             4,101
Deferred income taxes                                                                6,263             4,634
Other assets                                                                         7,537             8,093
                                                                               -----------       -----------

             Total assets                                                         $281,864          $299,676
                                                                               ===========       ===========


               See Notes to the Consolidated Financial Statements

                            MERCHANTS GROUP, INC.

                          CONSOLIDATED BALANCE SHEET

                     (in thousands except share amounts)

                                                                                 December 31,      September 30,
                                                                                      2000             2001
                                                                                      ----             ----
                                                                                                    (unaudited)
        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Reserve for losses and loss adjustment expenses                                 $ 145,075          $ 149,774
    Unearned premiums                                                                  50,857             51,204
    Payable for securities                                                               --               12,597
    Payable to affiliate                                                                  608               --
    Other liabilities                                                                  15,202             15,453
                                                                                    ---------          ---------

             Total liabilities                                                        211,742            229,028
                                                                                    ---------          ---------

Stockholders' equity:
    Common stock, 10,000,000 shares authorized, 2,430,752 shares issued and outstanding at December 31, 2000 and 2,313,852 shares issued and outstanding
        at September 30, 2001                                                              32                 32
    Additional paid in capital                                                         35,680             35,680
    Treasury stock, 811,100 shares at December 31, 2000
        and 928,000 shares at September 30, 2001                                      (16,063)           (18,224)
    Accumulated other comprehensive income (loss)                                        (875)             1,897
    Accumulated earnings                                                               51,348             51,263
                                                                                    ---------          ---------
             Total stockholders' equity                                                70,122             70,648
                                                                                    ---------          ---------

Commitments and contingent liabilities                                                   --                 --

             Total liabilities and stockholders' equity                             $ 281,864          $ 299,676
                                                                                    =========          =========






               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (in thousands except per share amounts)


                                                         Three Months                         Nine Months
                                                     Ended September 30,                   Ended September 30,
                                                   2000             2001                 2000              2001
                                                   ----             ----                 ----              ----
                                                                             (unaudited)
Revenues:
    Net premiums earned                          $23,822           $ 23,230            $70,461           $69,737
    Net investment income                          3,481              3,244             10,325            10,279
    Net realized investment gains                    104                 30                109               112
    Other revenues                                    81                161                163               415
                                                 -------           --------            -------           -------
        Total revenues                            27,488             26,665             81,058            80,543
                                                 -------           --------            -------           -------

Expenses:
    Net losses and loss adjustment
        expenses                                  17,387             20,298             51,583            56,679
    Amortization of deferred policy
        acquisition costs                          6,313              6,156             18,672            18,480
    Other underwriting expenses                    1,171              1,441              4,131             4,374
                                                 -------           --------            -------           -------
        Total expenses                            24,871             27,895             74,386            79,533
                                                 -------           --------            -------           -------

Income (loss) before income taxes                  2,617             (1,230)             6,672             1,010
Income tax provision (benefit)                       947               (421)             2,384               391
                                                 -------           --------            -------           -------
        Net income (loss)                        $ 1,670           $   (809)           $ 4,288           $   619
                                                 =======           ========            =======           =======

Basic and diluted earnings (loss)
    per share                                    $   .68           $   (.35)           $  1.71           $   .26
                                                 =======           ========            =======           =======

Weighted average shares outstanding:
    Basic                                          2,457              2,317              2,501             2,365
    Diluted                                        2,459              2,321              2,503             2,367





               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

                                 (in thousands)



                                                                 Three Months                         Nine Months
                                                             Ended September 30,                  Ended September 30,
                                                            2000              2001              2000             2001
                                                          -------           -------           -------           -------

                                                                                     (unaudited)

Net income (loss)                                         $ 1,670           $  (809)          $ 4,288           $   619
                                                          -------           -------           -------           -------
Other comprehensive income (loss)
    before taxes:
    Unrealized gains (losses)
        on securities                                         593             1,276                (3)            4,578
    Reclassification adjustment
        for gains and losses included
        in net income                                        (100)              (28)             (100)             (110)
                                                          -------           -------           -------           -------
Other comprehensive income (loss)
    before taxes                                              493             1,248              (103)            4,468
Income tax provision (benefit) related to
    items of other comprehensive income                       186               464              (108)            1,696
                                                          -------           -------           -------           -------
Other comprehensive income (loss)                             307               784                 5             2,772
                                                          -------           -------           -------           -------

Comprehensive income (loss)                               $ 1,977           $   (25)          $ 4,293           $ 3,391
                                                          =======           =======           =======           =======












               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (in thousands)

                                                                                    Nine Months
                                                                                Ended September 30,
                                                                           2000                     2001
                                                                           ----                     ----

                                                                                   (unaudited)

Common stock, beginning and end                                          $     32                 $     32
                                                                         --------                 --------

Additional paid in capital beginning and end:                              35,680                   35,680
                                                                         --------                 --------

Treasury stock:
    Beginning of period                                                   (13,139)                 (16,063)
    Purchase of treasury shares                                            (2,695)                  (2,161)
                                                                         --------                 --------
    End of period                                                         (15,834)                 (18,224)
                                                                         --------                 --------

Accumulated other comprehensive income (loss):
    Beginning of period                                                    (1,188)                    (875)
    Other comprehensive income                                                  5                    2,772
                                                                         --------                 --------
    End of period                                                          (1,183)                   1,897
                                                                         --------                 --------

Accumulated earnings:
    Beginning of period                                                    48,002                   51,348
    Net income                                                              4,288                      619
    Cash dividends                                                           (749)                    (704)
                                                                         --------                 --------
    End of period                                                          51,541                   51,263
                                                                         --------                 --------

        Total stockholders' equity                                       $ 70,236                 $ 70,648
                                                                         ========                 ========







               See Notes to the Consolidated Financial Statements

                             MERCHANTS GROUP, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                (in thousands)

                                                                                         Nine Months
                                                                                      Ended September 30,
                                                                                  2000                 2001
                                                                                  ----                 ----

                                                                                         (unaudited)
Cash flows from operations:
    Collection of premiums                                                      $ 70,333              $ 69,102
    Payment of losses and loss adjustment expenses                               (50,443)              (56,144)
    Payment of other underwriting expenses                                       (23,845)              (22,926)
    Investment income received                                                     9,850                10,282
    Investment expenses paid                                                        (304)                 (228)
    Income taxes paid                                                             (2,059)                 (906)
    Other                                                                            163                   410
                                                                                --------              --------
        Net cash provided by (used in) operations                                  3,695                  (410)
                                                                                --------              --------
Cash flows from investing activities:
    Proceeds from fixed maturities sold or matured                                50,975                75,248
    Purchase of fixed maturities                                                 (46,057)              (80,696)
    Net (increase) decrease in preferred stock                                      (961)                2,597
    Net (increase) decrease in other long-term investments                           (64)                 (517)
    Net (increase) decrease in short-term investments                             (2,216)               (5,165)
                                                                                --------              --------
        Net cash provided by (used in) investing activities                        1,677                (8,533)
                                                                                --------              --------
Cash flows from financing activities:
    Settlement of affiliate balances                                                (897)                 (772)
    Cash borrowed to purchase securities                                            --                  12,597
    Decrease in demand loan, net                                                  (1,025)                 --
    Purchase of treasury stock                                                    (2,695)               (2,161)
    Cash dividends                                                                  (749)                 (704)
                                                                                --------              --------
        Net cash provided by (used in) financing activities                       (5,366)                8,960
                                                                                --------              --------
        Increase in cash                                                               6                    17
Cash:
    Beginning of period                                                                2                     5
                                                                                --------              --------
    End of period                                                               $      8              $     22
                                                                                ========              ========




               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    RECONCILIATION OF NET INCOME TO NET CASH

                        PROVIDED BY (USED IN) OPERATIONS

                                 (in thousands)

                                                                                   Nine Months
                                                                                Ended September 30,
                                                                             2000                 2001
                                                                             ----                 ----
                                                                                    (unaudited)

Net income                                                                $ 4,288                $   619

Adjustments:
    Accretion of bond discount                                               (382)                  (853)
    Realized investment gains                                                (109)                  (112)

(Increase) decrease in assets:
    Interest due and accrued                                                 (397)                   623
    Premiums receivable                                                      (627)                (1,603)
    Deferred policy acquisition costs                                        (236)                  (151)
    Ceded reinsurance balances receivable                                  (1,856)                (3,833)
    Prepaid reinsurance premiums                                           (2,386)                   225
    Deferred income taxes                                                     157                    (66)
    Other assets                                                               97                   (556)

Increase (decrease) in liabilities:
    Reserve for losses and loss adjustment expenses                         2,713                  4,699
    Unearned premiums                                                       3,277                    347
    Other liabilities                                                        (844)                   251
                                                                          -------                -------

Net cash provided by (used in) operations                                 $ 3,695                $  (410)
                                                                          =======                =======






               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated balance sheet as of September 30, 2001 and the related consolidated statements of operations, of comprehensive income, of changes in stockholders' equity and of cash flows for the three and nine month periods ended September 30, 2000 and 2001, respectively, are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of financial position and results of operations. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

2.   RELATED PARTY TRANSACTIONS

The Company and MNH have no paid employees. Under a management agreement dated September 29, 1986 (the Management Agreement), Merchants Mutual Insurance Company (Mutual), which owned 11.0% of the Company's common stock at September 30, 2001, provides the Company and MNH with the facilities, management and personnel required to manage their day-to-day business. All underwriting, administrative, claims and investment expenses incurred on behalf of Mutual and MNH are shared on an allocated cost basis, determined as follows: for underwriting and administrative expenses, the respective share of total direct premiums written for Mutual and MNH serves as the basis of allocation; for claims expenses, the average number of outstanding claims is used; investment expenses are shared based on each company's share of total invested assets.

3.   EARNINGS PER SHARE

Basic and diluted earnings per share were computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during each period, increased by the assumed exercise of 8,000 shares of common stock options for the three and nine month periods in 2000 and the nine month period in 2001 and by the assumed exercise of 43,500 shares of common stock options for the three month period in 2001. The common stock options assumed to be exercised would have resulted in

3,953 and 1,489 additional shares outstanding for the three month periods ended September 30, 2001 and 2000, respectively, and 2,229 and 1,432 additional shares outstanding for the nine month periods ending September 30, 2001 and 2000, respectively, assuming the proceeds to the Company from exercise were used to purchase shares of the Company's common stock at its average market value per share during the respective period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

Total revenues for the nine months ended September 30, 2001 were $80,543,000, a decrease of $515,000 or less than 1%, from $81,058,000 for the nine months ended September 30, 2000.

Direct premiums written for the nine months ended September 30, 2001 were $75,872,000, a decrease of $6,420,000 or 8%, from $82,292,000 for the nine months ended September 30, 2000. Voluntary direct premiums written for the nine months ended September 30, 2001 were $72,770,000, a decrease of $8,602,000 or 11%, from $81,372,000 for the nine months ended September 30, 2000.

Voluntary personal lines direct premiums written for the nine months ended September 30, 2001 were $29,614,000, an increase of $1,104,000 or 4%, from
$28,510,000 for the nine months ended September 30, 2000. Private passenger automobile (PPA) direct premiums written, which represented 74% and 75% of total voluntary personal lines direct premiums written for the nine months ended September 30, 2001 and 2000, respectively, increased 3% from the year earlier period. Homeowners direct premiums written for the nine months ended September 30, 2001 increased 7% compared to the nine months ended September 30, 2000 primarily due to a 7% increase in policies in force at September 30, 2001 as compared to September 30, 2000.

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

Voluntary commercial lines direct premiums written for the nine months ended September 30, 2001 were $43,156,000, a decrease of $9,705,000 or 18%, from
$52,861,000 for the nine months ended September 30, 2000. This decrease was attributable in part to the aforementioned discontinuation of the Auto Program, which produced $5,235,000 of direct written premiums in the nine months ended September 30, 2000.

The Company continues to experience higher loss frequency for certain of its commercial lines of business not adequately covered by premiums collected from those lines of business. As a response to these higher losses, the Company has filed for and received approval of rate increases in certain lines of business, revised its underwriting guidelines, and removed discretionary pricing credits where warranted. As a consequence of these actions, voluntary commercial lines direct premiums written, excluding Auto Program premiums written, for the nine months ended September 30, 2001 decreased $4,486,000 or 9%, to $43,140,000 from $47,626,000 for the nine months ended
September 30, 2000. Direct premiums written for all of the Company's commercial lines of business, except commercial package policies, decreased in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. Commercial lines policies in force at September 30, 2001 decreased 17% compared to commercial lines policies in force at September 30, 2000.

The Company intends to continue to reduce direct written premiums in business segments that it believes can no longer provide the opportunity to earn a satisfactory return for its shareholders. The Company estimates that its voluntary direct written premiums will decline in 2002 with further reductions possible thereafter.

Involuntary direct premiums written, primarily PPA insurance, which comprised 4% and 1% of all direct premiums written during the nine months ended September 30, 2001 and 2000, respectively, increased by $2,182,000, or 237%, to $3,102,000 for the nine months ended September 30, 2001 from $920,000 for the nine months ended September 30, 2000. The Company believes it is likely that, due to a decrease in the willingness of several major competitors to insure non-standard business voluntarily, the number of policies written by the New York Automobile Insurance Plan (NYAIP) will continue to increase and therefore the amount of the Company's involuntary direct written premiums will also continue to increase. However, the Company is unable to predict the volume of future assignments from the NYAIP.

Net premiums written decreased $1,043,000, or 1%, to $70,309,000 for the nine months ended September 30, 2001 from $71,352,000 for the nine months ended September 30, 2000, due to a 2% decrease in non-Auto Program direct premiums written.

Net premiums earned for the nine months ended September 30, 2001 were $69,737,000, a decrease of 1% from $70,461,000 for the nine months ended September 30, 2000. This decrease is attributable to the 1% decrease in net premiums written.

Net investment income was $10,279,000 for the nine months ended September 30, 2001, a decrease of $46,000 or less than 1% from $10,325,000 for the nine months ended September 30, 2000. A 1% increase in average invested assets for the nine months ended September 30, 2001 was more than offset by a decrease in the average pre-tax investment portfolio yield to 6.67% for the nine months ended September 30, 2001.

Other revenues were $415,000 for the nine months ended September 30, 2001, an increase of $252,000, or 155%, from $163,000 for the nine months ended September 30, 2000. This increase resulted from an increase in installment fee income and a decrease in charge-offs related to uncollectible premiums receivable. The reduction in charge-offs related to a decline in the average age of the Company's premium receivable.

Losses and LAE were $56,679,000 for the nine months ended September 30, 2001, an increase of $5,096,000 or 10%, from $51,583,000 for the nine months ended September 30, 2000. The loss and LAE ratio increased to 81.3% for the nine months ended September 30, 2001 from 73.2% for the nine months ended September 30, 2000. Losses and LAE for the nine months ended September 30, 2001 include $1,990,000 of losses and LAE related to the September 11, 2001 terrorist attacks on the World Trade Center ("WTC") in New York City. The Company had written 27 policies, primarily businessowners policies in the WTC and in lower Manhattan. The Company's estimate for losses related to the WTC event was derived using various actuarial techniques, as well as analyses of the claims received to date and of the policies in force in the affected area for which no claims have been received. The WTC event added 2.9 percentage points to the loss and LAE ratio for the nine months ended September 30, 2001.

Excluding the effect of the WTC event, the loss and LAE ratio increased 5.2 percentage points to 78.4 for the nine months ended September 30, 2001 from 73.2 for the nine months ended September 30, 2000. This increase in the loss and LAE ratio resulted from increased claim frequency and severity experienced in 2001, primarily for private passenger automobile, commercial automobile and workers' compensation policies.

The ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned were 32.8% and 32.4% for the nine month periods ended September 30, 2001 and 2000, respectively. Commissions, premium taxes and other state assessments that vary directly with the Company's premium volume represented 20.3% of net premiums earned in the nine months ended September 30, 2001 compared to 20.0% for the nine months ended September 30, 2000.

The Company's effective income tax rate for the nine months ended September 30, 2001 was 38.7%. This rate was calculated based upon the Company's estimate of its effective income tax rate for all of 2001.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

Total revenues for the three months ended September 30, 2001 were $26,665,000, a decrease of $823,000, or 3%, from $27,488,000 for the three months ended September 30, 2000.

Voluntary personal lines direct premiums written for the three months ended September 30, 2001 were $11,009,000, an increase of $516,000, or 5%, from $10,493,000 for the three months ended September 30, 2000. PPA direct premiums written increased 4% from the year earlier period, primarily due to a 3% increase in average premium per policy. Homeowners direct premiums written for the three months ended September 30, 2001 increased 8% compared to the three months ended September 30, 2000 primarily due to a 7% increase in policies in force.

Voluntary commercial lines direct premiums written excluding Auto Program premiums written for the three months ended September 30, 2001 were $13,549,000, a decrease of $936,000, or 6%, from $14,485,000 for the three months ended September 30, 2000. This decrease in commercial lines direct written premiums is attributable to the same factors affecting voluntary commercial lines direct premiums written for the nine months ended September 30, 2001, and is expected to continue as discussed earlier in this item.

Involuntary direct premiums written for the three months ended September 30, 2001 were $1,579,000, an increase of $1,215,000, or 334%, from $364,000 for the three months ended September 30, 2000. Involuntary written premiums are affected by the size of the involuntary markets in which the Company operates, primarily the New York Automobile Insurance Plan.

Net investment income was $3,244,000 for the three months ended September 30, 2001, a decrease of $237,000 or 7% from $3,481,000 for the three months ended September 30, 2000, primarily due to a 29 basis point decrease in the average pre-tax investment portfolio yield to 6.51%.

Losses and LAE were $20,298,000 for the three months ended September 30, 2001, an increase of $2,911,000, or 17%, from $17,387,000 for the three months ended September 30, 2000. The loss and LAE ratio increased to 87.4% for the three months ended September 30, 2001 from 73.0% for the three months ended September 30, 2000. The increase in the loss and LAE ratio is attributable to the same factors affecting losses and LAE for the nine months ended September 30, 2001 discussed earlier in this item. Excluding the impact of the WTC event, the loss and LAE ratio for the three months ended September 30, 2001 would have been 78.8%.

The ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned increased to 32.7% for the three months ended September 30, 2001 from 31.4% for the three months ended September 30, 2000 primarily due to a $300,000 increase in accrued contingent commissions payable related to the Company's profit sharing program with its agents. Commissions, premium taxes and other state assessments that vary with the Company's premium volume represented 20.1% of net premiums earned in the three months ended September 30, 2001 compared to 19.6% for the three months ended September 30, 2000. This increase was attributable to the aforementioned increase in contingent commissions.

LIQUIDITY AND CAPITAL RESOURCES

In developing its investment strategy, the Company determines a level of cash and short-term investments which, when combined with expected cash flow, is estimated to be adequate to meet expected cash obligations. Historically, the excess of premiums collected over payments on claims, combined with cash flow from investments, has provided the Company with short-term funds in excess of normal operating demands for cash. However, the Company's intention to continue to reduce direct written premiums in business segments where returns are unsatisfactory will likely result in future negative cash flows from operations. The Company believes that careful management of the relationship between assets and liabilities will minimize the likelihood that investment portfolio sales will be necessary to fund insurance operations and that the effect of any such sale on the Company's surplus will not be material. Further, the Company believes that the WTC event will not require any unplanned liquidation of its investment portfolio.

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

The Company generally designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as a component of accumulated other comprehensive income within stockholders' equity. At September 30, 2001, the Company had recorded $1,897,000 of unrealized gains, net of taxes, associated with its investments classified as "available for sale" as accumulated other comprehensive income. During the nine months ended September 30, 2001 the Company recorded $2,772,000 of unrealized gains, net of tax, associated with its available for sale investments as other comprehensive income.

At September 30, 2001, the Company's portfolio of fixed maturities represented 89.9% of invested assets. Management believes that this level of bond holdings is consistent with the Company's liquidity needs because it anticipates that cash receipts from net premiums written and investment income will enable the Company to satisfy its cash obligations. Furthermore, a portion of the Company's bond portfolio is invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide monthly paydowns of bond principal.

At September 30, 2001, $76,402,000, or 33.2%, of the Company's fixed maturity portfolio was invested in mortgage-backed and other asset backed securities. The Company invests in a variety of collateralized mortgage obligation (CMO) products but has not invested in the derivative type of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company's CMO investments have an active secondary market and their effect on the Company's liquidity does not differ from that of other fixed maturity investments. The Company does not own any other derivative financial instruments.

At September 30, 2001, $10,302,000, or 4.5% of the Company's investment portfolio was invested in non-investment grade securities compared to $9,480,000, or 4.5% at September 30, 2000. All of the Company's non-investment grade securities are currently performing to the Company's purchase expectations.

During the nine months ended September 30, 2001, the Company repurchased 116,900 shares of its common stock at an average price per share of $18.49. The Company was holding 928,000 shares of its common stock in treasury at September 30, 2001.

The Company has arranged for a $2,000,000 unsecured credit facility from a bank in the form of a master grid note. Any borrowings under this facility are payable on demand and carry an interest rate which can be fixed or variable and is negotiated at the time of each advance. This facility is available for general working capital purposes and for repurchases of the Company's common stock. At September 30, 2001, no amount was outstanding on this loan.

As a holding company, the Company is dependent on cash dividends from MNH to meet its obligations, pay any cash dividends and repurchase its shares. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's statutory policyholders' surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve month period ending in 2001 without the prior approval of the New Hampshire Insurance Commissioner is $5,061,000. MNH has paid $5,060,000 of dividends to the Company in 2001.

MNH paid dividends in February 2001, May 2001 and September 2001, of $2,200,000, $1,350,000 and $1,510,000, respectively, and as such is restricted from paying another dividend to the Company until February 2002. The Company has paid cash dividends to its common stockholders of $.30 per share in 2001 amounting to $704,000.

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

Industry and regulatory guidelines suggest that the ratio of a property-casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. MNH has consistently followed a business strategy that would allow it to meet this 3 to 1 regulatory guideline. For the first nine months of 2001, MNH's ratio of net premiums written to statutory surplus, annualized for a full year, was 1.8 to 1.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Market risk represents the potential for loss due to changes in the fair value of financial instruments. The market risk related to the Company's financial instruments primarily relates to its investment portfolio. The value of the Company's investment portfolio of $229,619,000 at September 30, 2001 is subject to changes in interest rates and to a lesser extent on credit quality. Further, certain mortgage-backed and asset-backed securities are exposed to accelerated prepayment risk generally caused by interest rate movements. When interest rates decline, mortgage holders are more likely to refinance existing mortgages at lower rates. Acceleration of future repayments could adversely affect future investment income, if reinvestment of the accelerated receipts was made in lower yielding securities.

The following table provides information related to the Company's fixed maturity investments at September 30, 2001. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based upon the maturity date or, in the case of mortgage-backed and asset-backed securities, expected payment patterns. Actual cash flows could differ from those shown in the table.

Fixed Maturities
----------------

Expected Cash Flows of Principal Amounts ($ in 000's):                                                                    TOTAL
                                                                                                                          -----
                                                                                                                Amor-   Estimated
                                                                                                   There -      tized     Market
Held to Maturity                         2001        2002        2003        2004       2005       after        Cost      Value
----------------                         ----       -----        -----      -----       ----      -------       ----      ------


Mortgage & asset backed
       securities                     $      0    $    642    $  1,644    $  2,284    $  2,083    $  6,367    $ 13,020   $ 14,271
    Average interest rate                  0.0%        7.1%        7.0%        7.0%        7.0%        7.3        --         --
                                      --------    --------    --------    --------    --------    --------    --------   --------

Total                                 $      0    $    642    $  1,644    $  2,284    $  2,083    $  6,367    $ 13,020   $ 14,271
                                      ========    ========    ========    ========    ========    ========    ========   ========

Available for Sale
------------------

U.S. Treasury securities and
       obligations of U.S.
       Government corporations
       and agencies                    $4, 994    $  3,837    $  4,201    $      0    $      0    $ 33,743    $ 46,775   $ 47,827
    Average interest rate                  5.3%        6.9%        4.1%        0.0%        0.0%        6.4%       --         --

Obligations of states and
       political subdivisions              600       1,484       5,386           0           0          50       7,520      7,759
    Average interest rate                  5.0%        5.6%        5.3%        0.0%        0.0%        5.1%       --         --

Corporate securities                     8,644      23,495      36,652       1,093           0       4,196      74,080     74,485
    Average interest rate                  6.6%        7.2%        5.5%       19.2%        0.0%        8.7%       --         --

Mortgage & asset
       backed securities                 5,154      13,643      18,106      14,190       2,715       8,055      61,683     63,382
    Average interest rate                  6.3%        6.8%        6.0%        5.7%        5.9%        6.6%       --         --
                                      --------    --------    --------    --------    --------    --------    --------   --------

Total                                 $ 19,392    $ 42,459    $ 64,345    $ 15,283    $  2,715    $ 46,044    $190,238   $193,453
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



                                 * * * * * * *

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

With the exception of historical information, the matters and statements discussed, made or incorporated by reference in this Quarterly Report on Form 10-Q constitute forward-looking statements and are discussed, made or incorporated by reference, as the case may be, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks and uncertainties include, but are not limited to, those associated with factors affecting the property-casualty insurance industry generally, including price competition, size and frequency of claims, increasing crime rates, escalating damage awards, natural disasters, fluctuations in interest rates and general business conditions; the Company's dependence on investment income; the geographic concentration of the Company's business in the Northeastern United States and in particular in New York, New Hampshire, New Jersey, Rhode Island, Pennsylvania and Massachusetts; the adequacy of the Company's loss reserves; government regulation of the insurance industry; exposure to environmental claims; dependence of the Company on its relationship with Mutual; the Company's intention to reduce written premium in business segments that it believes no longer provide a satisfactory return; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Commission. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date of this report.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              MERCHANTS GROUP, INC.
                                              (Registrant)




Date: November 13, 2001                        By:/s/ Kenneth J. Wilson
                                                  ---------------------
                                               Kenneth J. Wilson
                                               Chief Financial Officer and
                                               Treasurer (duly authorized
                                               officer of the registrant and
                                               chief accounting officer)