Form 10-K405
period 2001-12-31
MERCHANTS GROUP INC
filed 2002-03-27
CIK 803027

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of March 13, 2002, 2,110,152 shares of common stock were outstanding. The aggregate market value of the common shares held by non-affiliates of Merchants Group, Inc. on March 13, 2002 was $13,760,000. Solely for purposes of this calculation, the Company deemed every person who beneficially owned 5% or more of its common stock and all directors and executive officers to be affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the definitive Proxy Statement for the 2002 Annual Meeting of stockholders are incorporated by reference into Part III.

                              MERCHANTS GROUP, INC.

                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 2001


          PART I                                                                PAGE #
          ------                                                                ------
ITEM 1.   BUSINESS.                                                               3

ITEM 2.   PROPERTIES.                                                            19

ITEM 3.   LEGAL PROCEEDINGS.                                                     19

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    19

          PART II
          -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.                                                   20

ITEM 6.   SELECTED FINANCIAL DATA.                                               21

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.                                   23

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK.                                                     31

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.                           33

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.                                   33

          PART III
          --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                     34

ITEM 11.  EXECUTIVE COMPENSATION.                                                34

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS                        34
          AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                        34

          PART IV
          -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND                           35
          REPORTS ON FORM 8-K.

                                     PART I

Item 1.  BUSINESS.

GENERAL

     Merchants Group, Inc. (the Company), which was incorporated in August 1986 as a Delaware holding company, offers through its wholly owned subsidiary, Merchants Insurance Company of New Hampshire, Inc. (MNH), property and casualty insurance to preferred risk individuals and small to medium sized businesses in the northeastern United States.

ADMINISTRATION

     The Company and MNH operate and manage their business in conjunction with Merchants Mutual Insurance Company (Mutual), a New York domiciled mutual property and casualty insurance company, under a management agreement (the Management Agreement). At December 31, 2001, Mutual owned 11.5% of the Company's issued and outstanding common stock. The Company and MNH do not have any operating assets and have only one employee. Under the Management Agreement, Mutual provides the Company and MNH with the facilities, management and personnel required to operate their day-to-day business. All costs incurred by Mutual with respect to underwriting expenses are shared pro rata between Mutual and MNH based upon their annual direct premiums written, and unallocated loss adjustment expenses are allocated on the basis of the number of claims outstanding each month that are attributable to each company. All of Mutual's and MNH's investment expenses are shared pro rata based upon the average book value of the invested assets of each company. MNH also pays Mutual an annual management fee of $50,000. The Management Agreement requires that the Company and MNH pay Mutual 110% of Mutual's costs of providing them with non-insurance related services, and that the Company pay Mutual an annual fee of one half of one percent (.5%) of the average book value of the Company's invested assets exclusive of the Company's shares of MNH. Since the inception of the Management Agreement, Mutual has not provided the Company or MNH with any non-insurance related services.

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

     Any amendment to or modification of the Management Agreement must be approved by the New York Insurance Department (the Department). The Management Agreement provides that it may be terminated by any party to the agreement upon five years written notice. On July 23, 1998, the Company gave notice to Mutual of the Company's intention to terminate the Management Agreement, and accordingly, the Management Agreement will terminate on July 23, 2003, unless the parties agree to renew or extend it. Mutual and MNH have jointly developed and paid for all accounting, computer and insurance marketing systems used in their businesses. Upon termination of the Management Agreement, each company will have the right, at no cost, to obtain copies of all these systems, together with the right to use these systems in perpetuity.

MARKETING

     The Company markets its products through approximately 540 independent agents, who also represent Mutual. The Company's primary marketing efforts are directed to those independent agents who through their insurance expertise, access to a broad range of products and focus on service, provide value for the insurance consumer. The Company believes the opportunity for profit exists in its targeted markets through further penetration of agencies who are strategically aligned with the Company's commitment to growth.

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

     The Company services its agents from six Strategic Business Centers and from its home office in Buffalo, New York. The Strategic Business Centers are located in the Company's operating territories and focus primarily on policy sales and underwriting. The manager of a Strategic Business Center appoints new agents, agrees upon annual unit sales and premium objectives with the principal(s) of the agency, and ensures that the principal(s) of the agency communicates these objectives to the agency's sales staff. Strategic Business Center managers and Territory Managers, or "TM's," develop customized business plans for each agent that identify the opportunities to increase profitable business and the actions required to achieve the objectives agreed to by the agent and the Company.

     TM's meet with targeted agents' sales staff on a frequent basis to review the Company's renewal policies, as well as to solicit policies new to the agent and/or to the Company. TM's are equipped with electronic technology to provide prompt and efficient pricing and communication and can provide quotes for most lines of business at the agents' offices. The Company believes personal contact between TM's, who have underwriting authority, and an agent's sales staff provides the Company with a competitive advantage compared to many other property and casualty insurers, whose field representatives have limited or no underwriting authority. By placing an underwriting decision maker in the agent's office, and thereby simplifying the underwriting process, the Company believes it can maintain and improve the retention rate on its renewal policies, as well as attract new policies.

     Each Strategic Business Center has an Agents' Advisory Council that meets at least twice a year. The Advisory Councils provide a forum for the Company and its agents to discuss issues of mutual interest, and to assure that the agents' business needs are being considered by the Company. Additionally, the Co-chairpersons of the Advisory Councils from each Strategic Business Center meet twice each year with senior officers of Mutual.

     In addition to standard commissions paid as a percentage of premiums written, the Company's agents are eligible to participate in the Agents' Profit Sharing Plan. This plan rewards agents based on premiums written and the loss and allocated loss adjustment expense (LAE) ratio on business placed by the agent with the Company and Mutual. Company payments under the Agents' Profit Sharing Plan for 2001 totaled $2,049,000, or 2.0% of total direct premiums written. The Company believes the terms of its Agents' Profit Sharing Plan encourage its agents to increase the volume of profitable business they place with the Company.

     In order to assist its independent agents to compete more effectively with insurance companies that have direct sales forces, and to strengthen its relationship with those agents, the Company provides advanced automation services. The Company introduced the Merchants MerLink(TM) system in 1999. MerLink(TM) enables independent agents to submit policies to Merchants over the Internet using their existing business computer and software, and to have these submissions automatically update the Company's insurance policy processing system. The benefits to agents are simplified client management, more time available for sales activities, and fewer errors. Currently, the Company is using MerLink(TM) for policy transactions with approximately 100 agents primarily for private passenger automobile and homeowners' policies. In 2000, the Company began offering MerLink(TM) capability for certain commercial lines insurance policies. In 2001, the Company began using its website to distribute underwriting manuals, rate pages and applications to its agents. The Company believes that developing automation capabilities to facilitate the sharing of information with its agents improves its competitive position compared to other property and casualty insurers that do not have such capabilities.

INSURANCE UNDERWRITING

     The Company is licensed to issue insurance policies in 13 states, primarily in the northeastern United States. In 2001, net premiums written totaled $93,973,000, with 54% of the net premiums written derived from commercial lines of insurance and 46% from personal lines of insurance.

     The following table sets forth the distribution of the Company's direct premiums written by state for the years indicated:

                                              As of December 31,
                                   ---------------------------------------
                                   1999              2000             2001
                                   ---------------------------------------

      New York                      64%               66%               66%
      New Jersey                    19                16                12
      New Hampshire                  8                 8                10
      Rhode Island                   4                 4                 5
      Massachusetts                  2                 3                 3
      Pennsylvania                   2                 2                 2
      Other                          1                 1                 2
                                  ----              ----              ----
           Total                   100%              100%              100%
                                   ===               ===               ===

     The Company is licensed to underwrite most major lines of property and casualty insurance. It issues policies primarily to preferred risk individuals and small to medium sized commercial risks. In general, the Company does not insure risks that involve a high potential of loss or have a long-tail reporting period. The types of risks insured in the Company's lines of business include:

     - Personal automobile - full coverage of standard performance automobiles, generally requiring drivers with good driving records during the past three years.

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

     - General liability - low hazard service, mercantile and light processing businesses, generally with at least three years of business experience and with no losses in the last three years.

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

     Agents of the Company are also agents of Mutual, which generally sells the same lines of insurance as the Company to standard risk individuals and businesses. Applicants that meet the Company's preferred risk criteria are issued policies by the Company. Applicants that do not meet the Company's underwriting criteria, but which meet the less restrictive criteria of Mutual, are issued policies by Mutual, generally at higher premium rates. From 1993 through 1995, under a quota share reinsurance agreement with Mutual, MNH assumed 10% of the standard risks insured by Mutual, which would not generally have met MNH's more stringent underwriting guidelines. The terms of that agreement allow Mutual to reduce its cessions to MNH to 0% of Mutual's direct voluntary premiums written for any calendar year prior to the beginning of that calendar year. Mutual has not ceded any of its voluntary direct written premiums to MNH under this agreement since 1995 and has informed the Company that it will not cede any of its voluntary direct written premiums to MNH in 2002.

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

     The following table shows, for each of the years in the three year period ended December 31, 2001 (i) the amount of the Company's net premiums written attributable to various personal lines and commercial lines and (ii) underwriting results attributable to each such line as measured by the calendar year loss ratio for such line. The loss ratio is the ratio of incurred losses to net premiums earned for a given period.


                                                                 Year Ended December 31,
                                ----------------------------------------------------------------------------------
                                            1999                      2000                         2001
                                ----------------------------------------------------------------------------------
                                 Premiums                   Premiums                     Premiums
                                 Written                    Written                      Written
                                ----------------------------------------------------------------------------------
                                                   Loss                       Loss                         Loss
                                 Amount      %     Ratio    Amount     %      Ratio      Amount     %      Ratio
                                ----------------------------------------------------------------------------------
                                                                (dollars in thousands)
Personal
      Auto Liability            $18,915    20.0%   77.1%   $17,295    18.3%   79.0%     $20,059    21.3%    93.3%
      Auto Physical Damage       12,328    13.1    49.0     12,031    12.8    54.6       13,254    14.1     52.4
      Homeowners'
          Multi-Peril             8,630     9.1    56.2      9,144     9.7    58.4        9,847    10.5     37.3
                                 ------    ----             ------    ----              -------    ----     ----

          Total                  39,873    42.2    64.1     38,470    40.8    66.7       43,160    45.9     67.7

Commercial
      Auto Liability             14,816    15.7    50.9     15,548    16.5    87.4       12,685    13.5     72.1
      Auto Physical Damage        3,819     4.1    54.7      4,065     4.3    58.2        2,972     3.2     40.8
      Commercial
          Multi-Peril            22,854    24.2    69.5     25,900    27.4    52.1       27,411    29.2     76.1
      Workers'
          Compensation            7,692     8.1    22.0      7,421     7.9    84.6        6,735     7.2     61.3
      Other Lines                 5,416     5.7    37.6      2,938     3.1    10.3        1,010     1.0      5.1
                                 ------    ----             ------    ----              -------    ----     ----

          Total                  54,597    57.8    53.7     55,872    59.2    63.4       50,813    54.1     66.5
                                 ------    ----             ------    ----              -------    ----     ----

Total Personal &
      Commercial                $94,470   100.0%   58.2    $94,342   100.0%   64.7      $93,973  100.0%     67.0
                                =======   =====            =======   =====              ======   =====

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

     The following table sets forth the composition of voluntary direct premiums written for 1997 through 2001:


                                                            As of December 31,
                                         ---------------------------------------------------
                                         1997        1998        1999       2000        2001
                                         ----        ----        ----       ----        ----
      Commercial                          57%         58%         61%        64%         58%
      Personal                            43          42          39         36          42
                                         ---         ---         ---        ---         ---
      Total                              100%        100%        100%       100%        100%
                                         ===         ===         ===        ===         ===

COMMERCIAL LINES

     The Company's commercial business is primarily retail and mercantile in nature and generally consists of small to medium sized, low hazard commercial risks which as a group have relatively stable loss ratios. The Company's underwriting criteria exclude lines of business and classes of risks that are considered by the Company to be high hazard or volatile, or which involve latent injury potential or other long-tail liability exposures. Although the commercial underwriting objectives of the Company and Mutual are similar, the Company has refined its selection criteria to include specific classes of businesses, occupancies, and operations with lower hazard ratings, which present a relatively lower exposure to loss and are charged a correspondingly lower premium. The Company offers specialized products within the commercial multi-peril line such as the Contractors Coverall Plus policy for artisan and trade contractors.

     The Company believes it can insure commercial business profitably by selecting those classes of risks that offer better than average profit potential. The Company competes for commercial business based upon the service it provides to agents and policyholders, the compensation it pays to its agents and the price of its products. The Company establishes prices after considering its costs, the exposures inherent in a particular class of risk, estimated investment income, projected future trends in loss frequency and severity, and the degree of competition within a specific territory. Accordingly, the prices of the Company's commercial products may vary considerably in relation to competitors' prices.

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

     The Company and Mutual utilize automated underwriting procedures for personal automobile, homeowners and certain commercial lines of business, which perform an initial review of policy applications based upon established underwriting guidelines. Applications that do not meet the guidelines for automated acceptance are either referred to underwriters who review the applications and assess exposure, or rejected if the risk characteristics are such that neither the Company nor Mutual would insure the applicant.

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

     The Company's gross (direct and assumed) premiums written attributable to involuntary policies were $3,726,000, $2,158,000 and $5,850,000 in 1999, 2000 and 2001, respectively, mostly in New York. The Company is unable to predict the level of its annual involuntary business for 2002 or future years.

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

LOSS AND LAE RESERVES

     The Company, like other insurance companies, establishes reserves for losses and LAE. These reserves are estimates intended to cover the probable ultimate cost of settling all losses incurred and unpaid, including those losses not yet reported to the Company. An insurer's ultimate liability is likely to differ from its interim estimates because during the life of a claim, which may be many years, additional facts affecting the amount of damages and an insurer's liability may become known. The reserves of an insurer are frequently adjusted based on monitoring by the insurer and are periodically reviewed by state insurance departments. The Company retains an independent actuarial firm to satisfy state insurance departments' requirements with respect to the certification of reserves for losses and LAE.

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

     The Company has recorded changes in reserves for prior accident year losses in most years. In 1999 and 2001, the Company decreased its reserves for prior years by $3,749,000 and $1,474,000, respectively, primarily due to favorable loss experience related to workers compensation policies. In 2000, the Company increased its reserves for prior years by $1,428,000, primarily due to higher than anticipated frequency and severity of losses related to personal automobile, commercial automobile and workers' compensation policies.

     The following table sets forth the changes in the reserve for losses and LAE for 1999, 2000 and 2001.


                                                                          Year Ended December 31,
                                                                          -----------------------
                                                                  1999            2000           2001
                                                                  ----            ----           ----
                                                                             (in thousands)
Reserve for losses and LAE at beginning of year                  $ 136,685      $ 133,526       $ 145,075

      Less reinsurance recoverables                                  9,816          6,026          13,826
                                                                 ---------      ---------       ---------
      Net balance at beginning of year                             126,869        127,500         131,249
                                                                 ---------      ---------       ---------

Provision for losses and LAE for claims occurring in:
      Current year                                                  69,835         69,946          76,618
      Prior years                                                   (3,749)         1,428          (1,474)
                                                                 ---------      ---------       ---------
                                                                    66,086         71,374          75,144
                                                                 ---------      ---------       ---------

Losses and LAE payments for claims occurring in:
      Current year                                                  28,330         26,655          28,719
      Prior years                                                   37,125         40,970          45,561
                                                                 ---------      ---------       ---------
                                                                    65,455         67,625          74,280
                                                                 ---------      ---------       ---------

Reserve for losses and LAE at end of year, net                     127,500        131,249         132,113
      Plus reinsurance recoverables                                  6,026         13,826          19,242
                                                                 ---------      ---------       ---------
      Balance at end of year                                     $ 133,526      $ 145,075       $ 151,355
                                                                 =========      =========       =========

     The first line of the following table presents, as of the end of the year at the top of each column, the estimated amount of unpaid losses and LAE for claims arising in that year and in all prior years, including claims that had occurred but were not yet reported to the Company. For each column, the rows of the table present, for the same group of claims, the amount of unpaid losses and LAE as re-estimated as of the end of each succeeding year. The estimate is modified as more information becomes known about the number and severity of claims for each year. The "cumulative redundancy (deficiency)" represents the change in the estimated amount of unpaid losses and LAE from the end of the year at the top of each column through the end of 2001.

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


                                                        As of December 31,
------------------------------------------------------------------------------------------------------------------------------------

                        1991       1992       1993      1994      1995      1996       1997        1998       1999      2000
                        ----       ----       ----      ----      ----      ----       ---         ----       ----      ----
                                                         (in thousands)
Liability for losses and LAE:

                       $77,274   $86,159    $89,939   $97,614  $113,718   $126,260   $130,781    $126,820   $127,458   $131,178
Liability re-estimated as of:
One year later          80,841    88,284     94,921   108,659   120,550    130,768    128,636     123,071    128,886    129,704
Two years later         81,743    91,224    100,607   113,091   128,192    133,029    130,498     120,345    123,299
Three years later       83,693    95,396    106,382   121,051   129,724    132,948    127,893     113,661
Four years later        87,105    99,779    112,983   121,791   131,647    129,210    122,508
Five years later        90,428   104,699    112,963   122,886   127,183    124,238
Six years later         92,370   104,808    112,886   120,128   123,521
Seven years later       93,046   105,183    110,843   117,589
Eight years later       93,346   103,196    109,864
Nine years later        91,920   102,837
Ten years later         92,049


Cumulative Redundancy (Deficiency):
                      $(14,475)  (16,678)   (19,925)  (19,975)   (9,803)     2,022      8,273      13,159      4,159      1,474
                      %  (18.7)    (19.4)     (22.2)    (20.5)     (8.6)       1.6        6.3        10.4        3.3        1.1

Paid (Cumulative) as of:
One year later          30,082    35,724     34,551    36,916     38,549     40,954     42,433      37,125     40,970     36,708
Two years later         50,490    56,003     56,965    60,074     64,323     69,035     66,477      63,325     61,132
Three years later       63,925    69,863     72,963    77,982     84,638     86,364     86,313      80,435
Four years later        72,917    80,156     83,998    91,948     96,491     98,300     94,590
Five years later        79,374    86,808     93,295    99,171    104,063    100,392
Six years later         82,602    91,919     96,949   103,829    105,096
Seven years later       84,707    94,022     99,525    99,724
Eight years later       85,920    95,347    100,033
Nine years later        86,555    96,883
Ten years later         88,006

     The loss and LAE reserves reported in the Company's consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP") differ from those reported in the statements filed by MNH with the New Hampshire Insurance Department in accordance with statutory accounting principles (SAP) as follows:


                                                         As of December 31,
                                                         ------------------
                                                    1999       2000       2001
                                                    ----       ----       ----
                                                           (in thousands)

Loss and LAE reserves on a SAP basis              $127,458   $131,178   $132,113
Adjustments:
      Ceded reinsurance balances recoverable         6,026     13,826     19,242
      Write-down of reinsurance recoverable             42         71       --
                                                  --------   --------   --------
Loss and LAE reserves on a GAAP basis             $133,526   $145,075   $151,355
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

     Prior to January 1, 1998, the Company's excess of loss arrangements for automobile liability, general liability and workers' compensation insurance provided for recovery of losses over $500,000 up to a maximum of $5,000,000 per occurrence. For claims occurring prior to 1993, the $500,000 threshold was indexed for inflation for casualty lines other than workers' compensation and New York State no-fault, and applied retroactively to all occurrences until they are settled. There was no index provision for casualty claims occurring after 1992. This coverage was supplemented by additional treaty reinsurance covering losses up to $5,000,000 in excess of the first $5,000,000.

     Between January 1, 1998 and December 31, 2001, the Company's property and casualty excess of loss reinsurance agreement provided for recovery of casualty losses over $500,000 up to $10,000,000 per occurrence and property losses over $500,000 up to $10,000,000 per occurrence. This coverage is supplemented by a contingent casualty layer of reinsurance for workers' compensation claims of $5,000,000 in excess of the first $10,000,000 subject to a calendar year limit of $20,000,000. Effective January 1, 2002, the Company increased its retention on casualty losses to $750,000.

     Property catastrophe coverage provides for recovery of 50% of $5,000,000 and of 95% of the next $56,750,000, subject to aggregate retained losses of $5,000,000 per occurrence. The property catastrophe reinsurance coverage is shared by the Company and Mutual on a pro rata basis based upon the gross reported losses of the Company and Mutual for a covered event.

     Prior to January 1, 1998, property reinsurance agreements provided for recovery of property losses over $500,000 up to $2,000,000 per occurrence without any index provision.

     During 2000, the Company implemented a program to underwrite specialized commercial auto insurance. All policies issued under this program were 100% reinsured through certain subscribing underwriting members of Lloyd's of London and therefore had no impact on net premiums earned or net losses and LAE incurred by the Company. This program was discontinued for 2001.

     Effective January 1, 1993, Mutual and MNH entered into a quota share reinsurance agreement under which MNH may assume up to 10% of Mutual's direct voluntary written premiums and related losses and allocated LAE in exchange for a reinsurance commission of 35%. The agreement also provides for MNH to pay a contingent commission to Mutual equal to any underwriting profit on the premiums assumed. Mutual pays the ceded premiums, net of commissions and paid losses, to MNH on a monthly basis and MNH invests these funds and earns investment income. To the extent commissions and paid losses exceed premiums, MNH is required to pay the net monthly balance to Mutual. The agreement may be terminated by either party effective as of any January 1 with the prior approval of the New York Superintendent of Insurance and upon six months' notice to the other party. In addition, the agreement may be terminated by MNH at any time if any amount payable to MNH by Mutual becomes more than 90 days overdue or if there is a change in control of Mutual approved by the New York Superintendent of Insurance. Further, the agreement allows Mutual to reduce its cessions to MNH from a maximum of 10% to a minimum of 0% of Mutual's direct voluntary premiums written for any calendar year prior to the beginning of that calendar year. Mutual has not ceded any of its direct voluntary written premiums to MNH since 1995 and has informed the Company that it will not cede any voluntary direct written premiums to MNH in 2002.

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

     The Company had $8,999,000 of tax-exempt bonds in its investment portfolio at December 31, 2001. The Company believes these tax-exempt bonds are of high quality (rated A or better) and, at the time of purchase, offered an after-tax total return greater than comparable taxable securities.

     At December 31, 2001, the Company had $6,905,000 of short-term investments with maturities less than 30 days, and $10,163,000 of non-investment grade securities. These non-investment grade securities represented 5% of the investment portfolio as compared to $10,083,000, or 5%, of the investment portfolio at December 31, 2000.

     The table below gives information regarding the Company's investments as of the dates indicated.


                                                                 As of December 31,
                                  ----------------------------------------------------------------------------
                                              1999                       2000                    2001
                                  ----------------------------------------------------------------------------
                                      AMOUNT        %           AMOUNT         %          AMOUNT        %
                                      ------       ---          ------        ---         ------       ---
                                                           (dollars in thousands)
Fixed Maturities (1):
      U.S. Government and Agencies   $ 27,663      13.0%        $ 44,055      20.4%       $ 41,965      19.7%
      Corporate Bonds                 152,984      71.9          135,895      63.0         144,248      67.7
      Tax-Exempt Bonds                 15,982       7.5           16,207       7.5           8,999       4.2
                                     --------     -----         --------     -----        --------     -----
          Total Bonds                 196,629      92.4          196,157      90.9         195,212      91.6
Preferred Stocks (2)                   12,941       6.1           13,911       6.5           9,422       4.4
Short-Term Investments (3)              2,544       1.2            4,550       2.1           6,905       3.2
Other (4)                                 797        .3            1,036        .5           1,593        .8
                                     --------     -----         --------     -----        --------     -----

Total Invested Assets                $212,911     100.0%        $215,654     100.0%       $213,132     100.0%
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

     The table below sets forth the Company's net investment income and net realized gains and losses, excluding the effect of income taxes, for the periods shown:


                                                    Year Ended December 31,
                                                   -----------------------
                                                1999        2000         2001
                                                ----        ----         ----
                                                    (dollars in thousands)

Average investments (1)                      $ 211,956    $ 212,832    $ 213,449
Net investment income                           13,147       13,903       13,295
Net investment income as a percentage
    of average investments (2)                     6.2%         6.5%         6.2%

Net realized gains (losses) on investments   $      60    $     109         (580)

(1)  At amortized cost.
(2) The taxable equivalent yield for the years ended December 31, 1999, 2000 and 2001 was 7.0%, 7.2% and 6.5%, respectively, assuming an effective tax rate of 34%.

     The table below sets forth the carrying value of bonds and percentage distribution of various maturities at the dates indicated. Fixed Maturities are shown at their carrying amounts in the respective balance sheet. Held to Maturity fixed maturities are included at amortized cost. Available for Sale fixed maturities are included at fair value. The estimated repayment date is used instead of the ultimate repayment date for mortgage-backed and other asset-backed securities.


                                                     As of December 31,
                           ---------------------------------------------------------------------
                                    2000                     2001                    1999
                           ---------------------------------------------------------------------
                            AMOUNT         %         AMOUNT        %         AMOUNT          %
                            ------        ---        ------       ---        ------         ---
                                                      (dollars in thousands)
1 year or less             $ 49,742      25.3%     $ 78,181      39.9%      $ 40,356      20.7%
1 year through 5 years      132,421      67.4        81,827      41.7        111,445      57.1
5 years through 10 years     12,619       6.4        34,562      17.6         39,029      20.0
More than 10 years            1,847        .9         1,587        .8          4,382       2.2
                           --------     -----      --------     -----       --------     -----
      Total                $196,629     100.0%     $196,157     100.0%      $195,212     100.0%
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

     Historically, the property and casualty industry has tended to be cyclical in nature. During the "up" cycle, or "hard market," the industry is characterized by price increases, strengthening of loss and LAE reserves, surplus growth and improved underwriting results. Near the end of the "up" cycle, an increase in capacity causes insurance companies to begin to compete for market share on the basis of price. This price competition causes the emergence of the "down" cycle, or "soft market," characterized by a reduction in the premium growth rate and a general decline in profitability. Generally, the down cycle is eventually accompanied by a decline in the adequacy of loss and LAE reserves and a decrease in premium writing capacity. The property and casualty insurance industry has experienced a cyclical downturn for the past several years due primarily to intense premium rate competition and an excess capacity to write premiums. Recently, there has been evidence of price firming primarily within the commercial lines segment of the property casualty industry. However, many of the circumstances which led to the current cyclical downturn in the property and casualty insurance industry continue to exist, and the Company cannot predict for how long market conditions for the industry will continue to improve.

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

     The Company depends on cash dividends from MNH to pay cash dividends to its stockholders and to meet its expenses. MNH is subject to New Hampshire state insurance laws which restrict its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's policyholders' surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve month period ending in 2002 without the prior approval of the New Hampshire Insurance Commissioner is $5,263,000. MNH paid the maximum allowable dividends to the Company in 2001. Dividends were paid in February 2001, May 2001 and September 2001, of $2,200,000, $1,350,000 and $1,510,000,
respectively. MNH paid a dividend of $2,300,000 to the Company on February 19, 2002 and as such is restricted from paying another dividend to the Company until May 2002 without the prior approval of the New Hampshire Insurance Commissioner.

     In certain states in which it operates, MNH is required to maintain deposits with the appropriate regulatory authority to secure its obligations under certain insurance policies written in the jurisdiction. At December 31, 2001, investments of MNH having a par value of $1,900,000 were on deposit with regulatory authorities.

     MNH and Mutual are required to file detailed annual reports with the appropriate regulatory agency in each of the states in which they do business. Their business and accounts are subject to examination by such agencies at any time, and the laws of many states require periodic examination. The State of New Hampshire Insurance Department most recently examined the accounts of MNH as of December 31, 1999. MNH's annual statement as of that date was accepted as submitted, without adjustment.

     In 1993 the National Association of Insurance Commissioners (NAIC) adopted a risk-based capital measurement formula to be applied to all property and casualty insurance companies. The formula calculates a minimum required statutory net worth, based on the underwriting, investment, credit, loss reserve and other business risks inherent in an individual company's operations. Any insurance company that does not meet threshold risk-based capital measurement standards could be forced to reduce the scope of its operations and ultimately could become subject to statutory receivership proceedings. MNH's capital substantially exceeds the statutory minimum as determined by the risk-based capital measurement formula as of December 31, 2001.

     The NAIC has established eleven financial ratios (the Insurance Regulatory Information System, or "IRIS") to assist state insurance departments in their oversight of the financial condition of insurance companies operating in their respective states. The NAIC calculates these ratios based on information submitted by insurers on an annual basis and shares the information with the applicable state insurance departments. The ratios relate to leverage, profitability, liquidity and loss reserve development. Each of the Company's ratios for 2001 falls within the usual or acceptable range as published by the NAIC.

RATES

     Premium rate regulations vary greatly among states and lines of insurance, and frequently require approval of the regulatory authority or limited review by the authority prior to changes in rates. However, in certain states, insurers writing in designated commercial risk, professional liability and public entity insurance markets may periodically revise rates within the limits of applicable flexibility bands (flex-bands) on a file and use basis, but must obtain the state insurance department's prior approval in order to implement rate increases or decreases outside these flex-bands.

INSURANCE HOLDING COMPANIES

     The Company is subject to statutes governing insurance holding company systems. Typically, these statutes require the Company to file information periodically concerning its capital structure, ownership, financial condition and general business operations and material inter-company transactions not in the ordinary course of business. Under the terms of applicable New Hampshire statutes, any person or entity desiring to purchase shares which would result in such person beneficially owning 10% or more of the Company's outstanding voting securities would be required to obtain regulatory approval prior to the purchase.

INVOLUNTARY INSURANCE

     As a condition to writing voluntary insurance in most of the states in which it operates, the Company must participate in programs that provide insurance for persons or businesses unable to obtain insurance voluntarily. Uncertainties as to the size of the involuntary market population make it difficult to predict the amount of involuntary business in a given year.

EMPLOYEES

     The Company has no employees. At December 31, 2001, Mutual had 347 full-time equivalent employees. The Company believes that Mutual's relationship with its employees is satisfactory.

Item 2.  PROPERTIES.

     Although the Company has no facilities, it benefits from the facilities of Mutual pursuant to the Management Agreement, under which the Company is charged a proportionate share of the costs of such facilities.

     The Company's corporate headquarters are located in Buffalo, New York in a building owned by Mutual that contains approximately 113,000 square feet of office space. Mutual also has regional underwriting and/or claims office facilities in Buffalo, Albany and Hauppauge, New York; Manchester, New Hampshire; Moorestown, New Jersey and Columbus, Ohio. All of the offices except the Buffalo office are leased.

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

2001:                       High              Low             Dividend
                            ----              ---             --------

Fourth Quarter            $23.10             $20.30            $.10
Third Quarter              22.60              20.20             .10
Second Quarter             21.25              18.10             .10
First Quarter              19.39              17.50             .10


2000:                       High              Low             Dividend
                            ----              ---             --------

Fourth Quarter            $18.25             $17.00             $.10
Third Quarter              18.50              17.00              .10
Second Quarter             16.88              15.06              .10
First Quarter              20.00              14.88              .10


     The number of stockholders of record of the Company's Common Stock as of February 28, 2002 was 89. Securities held by nominees are counted as one stockholder of record.

     The Company has paid a quarterly cash dividend to its common stockholders since the third quarter of 1993. Continued payment of this dividend and its amount will depend upon the Company's operating results, financial condition, capital requirements and other relevant factors, including legal restrictions applicable to the payment of dividends by its insurance subsidiary, MNH.

     As a holding company, the Company depends on dividends from its subsidiary, MNH, to pay cash dividends to its stockholders. MNH is subject to New Hampshire state insurance laws which restrict its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's policyholders' surplus as of the preceding December 31. The maximum amount of dividends that MNH could pay during any twelve month period ending in 2002 without prior approval of the New Hampshire Insurance Commissioner is $5,263,000.

Item 6.  SELECTED FINANCIAL DATA.

     The selected financial data set forth in the following table for each of the five years in the period ended December 31, 2001 have been derived from the audited consolidated financial statements of the Company.


                                                                                As of December 31,
                                                        ---------------------------------------------------------------
                                                             1997        1998          1999        2000        2001
                                                             ----        ----          ----        ----        ----
                                                                    (in thousands, except per share amounts)
Net premiums written                                       $  96,811   $  92,758    $  94,470   $  94,342   $  93,973
                                                           =========   =========    =========   =========   =========

Net premiums earned                                        $  96,054   $  93,540    $  94,775   $  94,259   $  93,885
Net investment income                                         12,770      13,277       13,147      13,903      13,295
Net realized investment gains (losses)                           112          (2)          60         109        (580)
Other revenues                                                   214         153          434         355         696
                                                           ---------   ---------    ---------   ---------   ---------
     Total revenues                                          109,150     106,968      108,416     108,626     107,296
                                                           ---------   ---------    ---------   ---------   ---------

Net losses and loss adjustment expenses                       71,627      65,234       66,086      71,374      75,144
Amortization of deferred policy acquisition costs             25,454      24,788       25,115      24,979      24,880
Other underwriting expenses                                    7,063       8,173        6,801       5,266       6,017
                                                           ---------   ---------    ---------   ---------   ---------
Total expenses                                               104,144      98,195       98,002     101,619     106,041
                                                           ---------   ---------    ---------   ---------   ---------
Income before income taxes                                     5,006       8,773      10,414        7,007       1,255
Provision for income taxes                                       808       2,850        3,621       2,668         434
                                                           ---------   ---------    ---------   ---------   ---------
Net income                                                 $   4,198   $   5,923    $   6,793   $   4,339   $     821
                                                           =========   =========    =========   =========   =========
Earnings per share:
Basic                                                      $    1.41   $    2.05    $    2.48   $    1.75   $     .35
                                                           =========   =========    =========   =========   =========
Diluted                                                    $    1.41   $    2.04    $    2.48   $    1.74   $     .35
                                                           =========   =========    =========   =========   =========

Weighted average number of shares
       outstanding:
Basic                                                          2,973       2,895        2,738       2,485       2,343
Diluted                                                        2,980       2,904        2,743       2,487       2,343

BALANCE SHEET DATA: (AT YEAR END)
Total investments                                          $ 210,244   $ 215,172    $ 212,911   $ 215,654   $ 213,132
Total assets                                                 273,974     274,523      269,523     281,621     286,563
Reserve for losses and loss
     adjustment expenses                                     141,205     136,685      133,526     145,075     151,355
Unearned premiums                                             50,406      49,382       49,616      50,857      50,179
Stockholders' equity                                          67,462      71,783       69,387      70,122      68,551

DIVIDEND DATA:
Cash dividend per common share                             $     .20   $     .20    $     .35   $     .40   $     .40

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

With the exception of historical information, the matters and statements discussed, made or incorporated by reference in this Annual Report on Form 10-K constitute forward-looking statements and are discussed, made or incorporated by reference, as the case may be, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations and intentions. Words such as "believes," "forecasts," "intends," "possible," "expects," "anticipates," "estimates," or "plans" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by those statements. These assumptions, risks and uncertainties include, but are not limited to, those associated with factors affecting the property and casualty insurance industry generally, including price competition, the Company's dependence on state insurance departments for approval of rate increases, size and frequency of claims, escalating damage awards, natural disasters, fluctuations in interest rates and general business conditions; the Company's dependence on investment income; the geographic concentration of the Company's business in the northeastern United States and in particular in New York, New Hampshire, New Jersey, Rhode Island, Pennsylvania and Massachusetts; the adequacy of the Company's loss reserves; the Company's dependence on the general reinsurance market; government regulation of the insurance industry; exposure to environmental claims; dependence of the Company on its relationship with Mutual and the uncertainty concerning what will happen if the Management Agreement with Mutual is either not renewed or extended by its termination date of July 23, 2003; the Company's intention to reduce written premium in business segments that it believes no longer provide a satisfactory return; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Commission. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the filing of this report.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2001 COMPARED TO 2000.

     Total revenues for 2001 were $107,296,000, a decrease of $1,330,000, or 1%, from $108,626,000 in 2000.

     Direct premiums written for 2001 were $100,953,000, a decrease of $6,281,000 or 6%, from $107,234,000 for 2000. Voluntary direct premiums written for 2001 were $96,515,000, a decrease of $9,201,000 or 9%, from $105,716,000 for
2000.

     Voluntary personal lines direct premiums written for 2001 were $40,192,000, an increase of $1,701,000 or 4% from $38,491,000 in 2000. Private passenger automobile direct premiums written, which comprised 74% of total voluntary personal lines direct premiums written in 2001 and in 2000, increased 4% in 2001 compared to 2000 primarily due to a 3% increase in policies in force at December 31, 2001 as compared to December 31, 2000. Homeowners direct premiums written increased 7% in 2001 compared to 2000 due to a 7% increase in policies in force, resulting primarily from a 7% increase in new business units in 2001 as compared to 2000.

     Voluntary commercial lines direct premiums written for 2001 were $56,323,000, a decrease of 16% from $67,225,000 in 2000. This decrease was attributable in part to the discontinuation in 2001 of a program to underwrite specialized commercial auto insurance (the Auto Program) which produced $5,470,000 of direct premiums written in 2000. All policies issued under the Auto Program were 100% reinsured through certain Lloyd's syndicates and therefore had no impact on net premiums written, net premiums earned or net losses and LAE incurred by the Company. The Company recorded all direct underwriting expenses incurred, including commissions with respect to the acquisition of these policies, which were offset by reinsurance commission income.

     The Company continues to experience higher loss frequency for certain of its commercial lines of business not adequately covered by premiums collected from those lines of business. In response to these higher losses, the Company has filed for and received approval of rate increases in certain lines of business, revised its underwriting guidelines, and removed discretionary pricing credits where warranted. As a consequence of these actions, voluntary commercial lines direct premiums written, excluding Auto Program premiums written, for 2001 decreased $5,416,000 or 9%, to $56,339,000 from $61,755,000 for 2000. Direct premiums written for all of the Company's commercial lines of business, except commercial package policies, decreased in 2001 compared to 2000. Commercial lines policies in force at December 31, 2001 decreased 18% compared to commercial lines policies in force at December 31, 2000. Commercial lines new business units decreased 45% in 2001, compared to 2000.

     The Company intends to continue to reduce direct written premiums in business segments that it believes no longer provide the opportunity to earn a satisfactory return for its shareholders. The Company estimates that its voluntary direct written premiums will decline in 2002 with further reductions possible thereafter.

     Involuntary direct premiums written, primarily involuntary private passenger automobile insurance, which comprised 4% and 1% of total direct premiums written during 2001 and 2000, respectively, were $4,438,000 for 2001 compared to $1,518,000 in 2000, an increase of $2,920,000 or 192%. This increase resulted primarily from increased assignments from the New York Automobile Insurance Plan (NYAIP), which provides coverage for individuals who are unable to obtain auto insurance in the voluntary market. Assignments from the NYAIP vary depending upon a company's private passenger automobile market share and the size of the NYAIP. The Company believes it is likely that, due to a decrease in the willingness of several major competitors to insure non-standard business voluntarily, the number of policies written by the NYAIP will continue to increase and therefore the amount of the Company's involuntary direct written premiums will also continue to increase. However, the Company is unable to predict the volume of future assignments from the NYAIP.

     Net premiums written decreased $369,000 or less than 1% to $93,973,000 for 2001 from $94,342,000 for 2000.

     Net premiums earned for 2001 were $93,885,000, a decrease of $374,000, or less than 1%, from $94,259,000 in 2000. This decrease in net premiums earned resulted primarily from a decrease in assumed premiums earned and is consistent with the decrease in net written premiums.

     Net investment income was $13,295,000 in 2001, a decrease of 4% from $13,903,000 in 2000, primarily due to a decrease in average portfolio yield. Lower reinvestment rates in the Company's targeted maturity sector (2 years) led to the decrease in average portfolio yield.

     Net realized investment losses were $580,000 for 2001 compared to net realized investment gains of $109,000 for 2000. Net realized investment losses for 2001 included $781,000 of unrealized losses related to the Company's fixed maturity investment in a commercial finance company. The Company believes that the decline in fair value of this investment is other than temporary and has therefore recorded a realized loss.

     Other revenues were $696,000 for 2001, an increase of $341,000, or 96%, from $355,000 for 2000. This increase resulted from an increase in premium installment fee income and a decrease in charge-offs related to uncollectible premiums receivable. The reduction in charge-offs resulted from a decline in the average age of the Company's premium receivable.

     Net losses and LAE were $75,144,000 for 2001, an increase of $3,770,000 or 5% from $71,374,000 for 2000. The loss and LAE ratio increased to 80.0% for 2001 from 75.7% for 2000. Losses and LAE include $1,305,000 of losses and LAE related to the September 11, 2001 terrorist attack on the World Trade Center (WTC) in New York City. The WTC event added 1.4 percentage points to the Company's loss and LAE ratio for 2001. Excluding the effect of the WTC event, the increase in the loss and LAE ratio resulted primarily from the increase in involuntary automobile insurance business which increased the Company's net loss and LAE ratio by 6.3 percentage points in 2001, compared to 2.7 percentage points in 2000.

     The ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned increased to 32.9% in 2001 from 32.1% in 2000, primarily due to higher agency incentive commissions and lower commissions earned on ceded reinsurance. Expenses that vary directly with the Company's premium volume, primarily commissions, premium taxes and state assessments, represented 20.7% and 20.0% of net premiums earned in 2001 and 2000, respectively. Certain other underwriting expenses, such as salaries, employee benefits and other operating expenses vary indirectly with volume and comprise the remainder of the Company's underwriting expenses.

     The Company's effective income tax rate was 34.6% for 2001 compared to 38.1% for 2000.

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

     Involuntary direct premiums written, primarily involuntary private passenger automobile insurance, which comprised 1% and 2% of total direct premiums written during 2000 and 1999, respectively, were $1,518,000 for 2000 compared to $2,113,000 in 1999, a decrease of $595,000 or 28%. This decrease resulted primarily from decreased assignments from the NYAIP.

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

CRITICAL ACCOUNTING POLICIES

RESERVE FOR LOSSES AND LAE

     The Company establishes reserves for losses and LAE. These reserves are estimates of future payments to be made to settle all insurance claims for reported losses and estimates of incurred but not reported losses based upon past experience modified for current trends. With the exception of workers' compensation losses, loss reserves are not discounted. Estimated amounts of salvage and subrogation on paid and unpaid losses are deducted from the liability for unpaid claims. The estimated liabilities may be more or less than the amount ultimately paid when the claims are settled. Management and the Company's independent consulting actuary regularly review the estimates of reserves needed and any changes are reflected in current operating results.

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

     The Company has recorded changes in reserves for prior accident year losses in most years. In 1999 and 2001, the Company decreased its reserves for prior years by $3,749,000 and $1,474,000, respectively, primarily due to favorable loss experience related to workers compensation policies. In 2000, the Company increased its reserves for prior years by $1,428,000, primarily due to higher than anticipated frequency and severity of losses related to personal automobile, commercial automobile and workers' compensation policies. The total reserves for losses and LAE were $151,355,000 and $145,075,000 at December 31, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     In developing its investment strategy, the Company determines a level of cash and short-term investments which, when combined with expected cash flow, is estimated to be adequate to meet expected cash obligations. Historically, the excess of premiums collected over payments on claims, combined with cash income from investments, has provided the Company with short-term funds in excess of normal operating demands for cash. In 2001, however, the Company's operating activities used $1,549,000 of cash. In 2000, operating activities provided $6,564,000 of cash. This decrease in cash provided by operations was primarily the result of a $2,690,000 (3%) decrease in premiums collected and a $6,655,000 (10%) increase in loss and LAE payments. The Company's intention to continue to reduce direct premiums written in business segments where returns are unsatisfactory will likely result in future negative cash flows from operations. The Company believes that careful management of the relationship between assets and liabilities will minimize the likelihood that investment portfolio sales will be necessary to fund insurance operations and that the effect of any such sale on the Company's stockholders' equity will not be material. Further, the Company believes that the WTC event will not require any unplanned liquidation of its investment portfolio.

     The Company's objectives with respect to its investment portfolio include maximizing total return within investment guidelines while protecting policyholders' surplus and maintaining flexibility. Like other property and casualty insurers, the Company relies on premiums as a major source of cash, and therefore liquidity. Cash flows from the Company's investment portfolio, either in the form of interest or principal payments, are an additional source of liquidity. Because the duration of the Company's investment portfolio relative to the duration of its liabilities is closely managed, increases or decreases in market interest rates are not expected to have a material effect on the Company's liquidity, or its results of operations.

     The Company generally designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as accumulated other comprehensive income within stockholders' equity. At December 31, 2001, the Company recorded as accumulated other comprehensive income in its Consolidated Balance Sheet $1,812,000 of unrealized gains, net of taxes, associated with its investments classified as available for sale. During 2001 the Company recorded $2,687,000 of unrealized gains, net of tax, associated with its available for sale investments as other comprehensive income.

     At December 31, 2001, the Company's portfolio of fixed maturity investments represented 91.6% of invested assets. Management believes that this level of bond holdings is consistent with the Company's liquidity needs because it anticipates that cash receipts from net premiums written and investment income will enable the Company to satisfy its cash obligations. Furthermore, a portion of the Company's bond portfolio is invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide monthly paydowns of bond principal.

     At December 31, 2001, $71,798,000, or 33.7%, of the Company's fixed maturity portfolio was invested in mortgage-backed and other asset-backed securities. The Company invests in a variety of collateralized mortgage obligation ("CMO") products but has not invested in the derivative type of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company's CMO investments have a secondary market and their effect on the Company's liquidity does not differ from that of other fixed maturity investments.

     At December 31, 2001, $41,965,000 or 19.7% of the Company's investment portfolio was invested in fixed maturity obligations of the U.S. Government or its government sponsored agencies. Of this amount, $33,802,000 was invested in United States Treasury Inflation Index Notes (TIPS). TIPS differ from traditional treasury securities in that in addition to regular coupon payments, the principal value changes daily based upon the Consumer Price Index (CPI) as published by the United States Department of Labor. Accretion based upon the CPI becomes part of the total return of the security and is subject to change as the CPI rises or falls. Accretion can therefore be positive or negative and is recorded as a component of net investment income. TIPS perform best in a declining interest rate environment when the referenced CPI is rising.

     At December 31, 2001, $10,163,000, or 5%, of the Company's investment portfolio was invested in non-investment grade securities compared to $10,083,000, or 5%, at December 31, 2000. All of the Company's non-investment grade securities are currently performing to the Company's expectations at the time of purchase.

     During 2001 the Company repurchased 214,300 shares of its common stock at an average price of $19.92 and was holding 1,025,400 shares in treasury as of December 31, 2001.

     The Company maintains a $2,000,000 unsecured credit facility from a bank in the form of a master grid note. Any borrowings under this facility are payable on demand and carry an interest rate which can be fixed or variable and is negotiated at the time of each advance. This facility is available for general working capital purposes and for repurchases of the Company's common stock. At December 31, 2001, $200,000 was outstanding on this loan.

     As a holding company, the Company is dependent upon cash dividends from MNH to meet its obligations and to pay any cash dividends. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's policyholders' surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve month period ending in 2001 without the prior approval of the New Hampshire Insurance Commissioner is $5,263,000. MNH paid the maximum allowable dividend to the Company in 2001. Dividends were paid in February 2001, May 2001 and September 2001, of $2,200,000, $1,350,000 and $1,510,000, respectively. MNH paid a dividend of $2,300,000 to the Company on February 19, 2002 and as such is restricted from paying another dividend to the Company until May, 2002. The Company paid a quarterly cash dividend to its common stockholders of $.10 per share in 2001, which amounted to $925,000.

     Regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. The Company has consistently followed a business strategy that would allow MNH to meet this 3 to 1 regulatory guideline. MNH's ratio of net premiums written to statutory surplus for 2001 was 1.8 to 1.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 and 142. SFAS No. 141 "Business Combinations" revised accounting standards and disclosure requirements for business combinations. The provisions for SFAS No. 141 were effective for any business combination completed after June 30, 2001. SFAS No. 142 "Goodwill and Other Intangible Assets," revises accounting standards for all purchased intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Neither SFAS No. 141 nor No. 142 had any impact on the Company's 2001 consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." This SFAS supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144 requires that Long-Lived Assets to be disposed of be measured at the lower of carrying amount or fair value less cost to sell. The provisions of SFAS Nos. 143 and 144 are not expected to have any impact on the Company's consolidated financial statements.

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

RELATIONSHIP WITH MUTUAL

     The Company's and MNH's business and day-to-day operations are closely aligned with those of Mutual. This is the result of a combination of factors. Mutual has had a historical ownership interest in the Company and MNH. Prior to November 1986 MNH was a wholly-owned subsidiary of Mutual. Following the Company's initial public offering in November 1986 and until a secondary stock offering in July 1993 the Company was a majority-owned subsidiary of Mutual. At December 31, 2001 Mutual owned 11.5% of the Company's common stock. Under the Management Agreement, Mutual provides the Company and

MNH with all facilities and with personnel to operate their business. With the exception of the Chief Operating Officer of MNH, the only officers of the Company or MNH who are paid full time employees are employees of Mutual whose services are purchased under the Management Agreement. Also, the operation of MNH's insurance business, which offers substantially the same lines of insurance as Mutual through the same independent insurance agents, creates a very close relationship among the companies.

     During 1998, Mutual initiated discussions with the Company concerning proposals for the acquisition of the Company by Mutual. The Company determined that the terms proposed by Mutual were inadequate. The Company also determined that the Management Agreement, as currently written, creates a conflict of interest between the Company and Mutual in their joint operation and prevents the Company's shareholders from realizing the Company's fair value in a sale or merger. Accordingly, on July 23, 1998 the Company gave notice to Mutual of its intention to terminate the Management Agreement and, therefore, the Management Agreement will terminate on July 23, 2003, unless the parties agree to renew or extend it.

     On March 4, 2002, the Company requested that Mutual extend the Management Agreement under its existing terms to December 31, 2003 in order to provide for a more orderly transition to a new management agreement with Mutual or a different manager. The Company is in discussion with various potential candidates, including Mutual, to provide management services to the Company after the current Management Agreement expires. The Company intends to base the new agreement on fee for services, rather than an allocation of expenses, as currently calculated. The Company anticipates that the future manager will be compensated for positive results through profit-sharing and that the Company will be permitted to terminate the new agreement on substantially less than the five (5) year notice that was required under the present Management Agreement.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

     Market risk represents the potential for loss due to changes in the fair value of financial instruments. The market risk related to the Company's financial instruments primarily relates to its investment portfolio. The value of the Company's investment portfolio of $213,132,000 at December 31, 2001 is subject to changes in interest rates and to a lesser extent on credit quality. Further, certain mortgage-backed and asset-backed securities are exposed to accelerated prepayment risk generally caused by interest rate movements. If interest rates were to decline, mortgage holders would be more likely to refinance existing mortgages at lower rates. Acceleration of future repayments could adversely affect future investment income, if reinvestment of the accelerated receipts was made in lower yielding securities.

     The table below provides information related to the Company's fixed maturity investments at December 31, 2001. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based upon the maturity date or, in the case of mortgage-backed and asset-backed securities, expected payment patterns. Actual cash flows could differ from those shown in the table.

Expected Cash Flows of Principal Amounts ($ in 000's):



                                                                                                               TOTAL
                                                                                                               -----
                                                                                                                     Esti-
                                                                                                          Amor-      mated
                                                                                             There-       tized      Market
                                    2002       2003         2004        2005       2006      after        Cost       Value
                                    ----       ----         ----        ----       ----      ------       ------     ------
HELD TO MATURITY

Mortgage & asset backed
       securities                $  4,786    $  1,566    $  2,835    $  2,601    $    991    $    263    $ 13,042   $ 14,035
    Average interest rate             7.1%        7.1%        7.1%        7.1%        7.1%        7.2%       --         --
                                 --------    --------    --------    --------    --------    --------    --------   --------

Total                            $  4,786    $  1,566    $  2,835    $  2,601    $    991    $    263    $ 13,042   $ 14,035
                                 ========    ========    ========    ========    ========    ========    ========   ========

AVAILABLE FOR SALE

U.S. Treasury securities and
       obligations of U.S.
       Government corporations
       and agencies              $  3,841    $  4,200    $      0    $      0    $      0    $ 33,381    $ 41,422   $ 41,965
    Average interest rate             6.9%        4.1%        0.0%        0.0%        0.0%        7.3%       --         --

Obligations of states and
       political subdivisions       1,484       6,281       1,000           0           0          40       8,805      8,999
    Average interest rate             7.9%        7.2%        4.3%        0.0%        0.0%        7.3%       --         --

Corporate securities               23,537      36,817       6,260         999           0       3,422      71,035     72,450
    Average interest rate             7.2%        5.3%        6.8%        4.2%        0.0%       10.3%       --         --

Mortgage & asset
       backed securities           10,737      24,331      16,342         905         472       4,766      57,553     58,756
    Average interest rate             5.9%        5.4%        5.5%        6.5%        7.2%        7.0%       --         --
                                 --------    --------    --------    --------    --------    --------    --------   --------

Total                            $ 39,599    $ 71,629    $ 23,602    $  1,904    $    472    $ 41,609    $178,815   $182,170
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

     Quarterly data for the two most recent fiscal years is set forth below:


                                                               Three Months Ended
                                                   -----------------------------------------
                                                      3/31       6/30      9/30       12/31
                                                      ----       ----      ----       -----
                                                    (in thousands, except per share amounts)
2001
----
    Net premiums earned                            $ 23,353   $ 23,154   $ 23,230    $ 24,148
    Net investment income                             3,563      3,472      3,244       3,016
    Net realized investment gains (losses                43         39         30        (692)
    Other revenues                                      137        117        161         281
                                                   --------   --------   --------    --------
    Total revenues                                 $ 27,096   $ 26,782   $ 26,665    $ 26,753
                                                   ========   ========   ========    ========
    Income (loss) before income taxes              $    331   $  1,910   $ (1,230)   $    244
    Net income (loss)                              $    212   $  1,217   $   (809)   $    201
    Net income (loss) per diluted share            $    .09   $    .52   $   (.35)   $    .09

2000
----
    Net premiums earned                            $ 23,033   $ 23,606   $ 23,822    $ 23,798
    Net investment income                             3,456      3,388      3,481       3,578
    Net realized investment gains                      --            5        104        --
    Other revenues                                       66         16         81         192
                                                   --------   --------   --------    --------
    Total revenues                                 $ 26,555   $ 27,015   $ 27,488    $ 27,568
                                                   ========   ========   ========    ========
    Income before income taxes                     $  1,272   $  2,783   $  2,617    $    335
    Net income                                     $    817   $  1,801   $  1,670    $     51
    Net income per diluted share                   $    .32   $    .72   $    .68    $    .02


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information in response to this item is incorporated by reference herein to the information under the caption "Election of Directors" presented in the Company's definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company's 2002 Annual Meeting of Shareholders to be held on or about May 1, 2002, provided, however, that information appearing under the heading "Report of the Audit Committee" is not incorporated herein and should not be deemed included in this document for any purpose.

Item 11. EXECUTIVE COMPENSATION.

     The information in response to this item is incorporated by reference herein to the information under the captions "Executive Compensation" and "Compensation of Directors" presented in the Company's definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company's 2002 Annual Meeting of Shareholders to be held on or about May 1, 2002, PROVIDED, HOWEVER that information appearing under the captions "Compensation Committee Report on Executive Compensation" and "Performance Comparison" is not incorporated herein and should not be deemed to be included in this document for any purpose.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information in response to this item is incorporated by reference herein to the information under the caption "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" presented in the Company's definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company's 2002 Annual Meeting of Stockholders to be held on or about May 1, 2002.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information in response to this item is incorporated herein by reference to the information under the caption "Management Agreement" and "Certain Transactions" presented in the Company's definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company's 2002 Annual Meeting of Shareholders to be held on or about May 1, 2002.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)1) The following financial statements of Merchants Group, Inc. are included on pages F-1 to F-23:

           Report of Independent Accountants
           Consolidated Balance Sheet - December 31, 2000 and 2001.
           Consolidated Statement of Operations - Years ended December 31, 1999, 2000 and 2001.
           Consolidated Statement of Changes in Stockholders' Equity - Years ended December 31, 1999, 2000 and 2001.
           Consolidated Statement of Cash Flows - Years ended December 31, 1999, 2000 and 2001.
           Notes to Consolidated Financial Statements.

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
                  Supplemental Insurance Information Concerning Property - Casualty Subsidiaries

     (b)   Reports on Form 8-K.
           There were no reports on Form 8-K filed for the quarter ended December 31, 2001.

     (c)   Exhibits required by Item 601 of Regulation S-K:

     (3)(a) Restated Certificate of Incorporation (incorporated by reference to Exhibit No. 3C to Amendment No. 1 to the Company's Registration Statement (No. 33-9188) on Form S-1 filed on November 7, 1986).
        (b) Restated By-laws (incorporated by reference to Exhibit No. 3D to Amendment No. 1 to the Company's Registration Statement (No. 33-9188) on Form S-1 filed on November 7, 1986).

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

        (g) Property Catastrophe Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and the Subscribing Reinsurers Executing the Interest and Liabilities Contracts attached to this agreement, effective January 1, 2000 (incorporated by reference to Exhibit 10g to the Company's 2000 Annual Report on Form 10-K filed on March 28, 2001).

        (h) Quota Share Reinsurance Treaty Agreement between Merchants Insurance Company of New Hampshire, Inc. and The Subscribing Underwriting Members of Lloyd's, London specifically identified on the schedules attached to this agreement dated January 1, 2000 (incorporated by reference to Exhibit 10h to the Company's 2000 Annual Report on Form 10-K filed on March 28, 2001).

       * (i) Merchants Mutual Capital Accumulation Plan (incorporated by reference to Exhibit No. 10G to the Company's Registration Statement (No. 33-9188) on Form S-1 filed on September 30, 1986).

       * (j) Merchants Mutual Capital Accumulation Plan, fifth amendment, effective January 1, 1999 (incorporated by reference to Exhibit 10j to the Company's 2000 Annual Report on Form 10-K filed on March 28, 2001).

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

       * (p) Merchants Mutual Insurance Company Adjusted Return on Equity Incentive Compensation Plan January 1, 2000 (incorporated by reference to Exhibit 10p to the Company's 2000 Annual Report on Form 10-K filed on March 28, 2001).

       * (q) Merchants Mutual Insurance Company Adjusted Return on Equity Long Term Incentive Compensation Plan January 1, 2000 (incorporated by reference to Exhibit 10q to the Company's 2000 Annual Report on Form 10-K filed on March 28, 2001).

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

       * (u) Consulting Agreement between Stephen C. June and Merchants Insurance Company of New Hampshire, Inc. ("MNH") dated as of May 7, 2001 (filed herewith).

       * (v) Employment Agreement between Stephen C. June and MNH dated as of April 1, 2002 (filed herewith).

     (11)(a) Statement re computation of per share earnings (incorporated herein by reference to Note 9 to the Consolidated Financial Statements included in Item 8).

     (21) List of Subsidiaries of Registrant (incorporated by reference to Exhibit No. 22 to the Company's Registration Statement ( No. 33-9188) on Form S-1 filed on September 30, 1986).

      (23)   Consent of Independent Accountants (filed herewith).


* Indicates a management contract or compensation plan or arrangement.



     The Company will forward upon request any exhibit not contained herein upon payment of a fee equal to the Company's reasonable expenses in furnishing the exhibits. Requests should be directed to:


                               INVESTOR RELATIONS
                              MERCHANTS GROUP, INC.
                                 250 MAIN STREET
                             BUFFALO, NEW YORK 14202

                              MERCHANTS GROUP, INC.
                      SCHEDULE I - SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                December 31, 2001
                                 (in thousands)


                                                                                         Amount at
                                                                                        which shown
                                               Amortized Cost/         Market          in the balance
Type of Investment                                  Cost               Value               Sheet
------------------                                  ----               -----               -----
Fixed maturities:

United States Government and
    government agencies and authorities         $ 41,422               $ 41,965           $ 41,965
Corporate bonds                                   71,035                 72,450             72,450
Mortgage and asset backed securities              70,595                 72,791             71,798
Tax exempt bonds                                   8,805                  8,999              8,999
                                                --------               --------           --------

       Total fixed maturities                    191,857                196,205            195,212

Preferred stocks                                   9,389                  9,422              9,422

Short-term investments                             6,905                  6,905              6,905

Other                                              1,593                  1,593              1,593
                                                --------               --------           --------
                                                $209,744               $214,125           $213,132
                                                ========               ========           ========

                              MERCHANTS GROUP, INC.
        SCHEDULE II - AMOUNTS RECEIVABLE FROM/PAYABLE TO RELATED PARTIES,
                 AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER
                              THAN RELATED PARTIES
                  Years ended December 31, 1999, 2000 and 2001
                                 (in thousands)


                                                        1999            2000          2001
                                                        ----            ----          ----
Receivable from (payable to) Merchants Mutual
    Insurance Company(1):

Balance at beginning of period                          $(1,321)      $  (618)      $  (608)
Change during the period                                    703            10          (244)
                                                        -------       -------       -------

Balance at end of period                                $  (618)      $  (608)      $  (852)
                                                        =======       =======       =======


(1) Under a Management Agreement, Merchants Mutual Insurance Company (Mutual) provides employees, services and facilities for Merchants Insurance Company of New Hampshire, Inc. (MNH) to carry on its insurance business on a cost reimbursed basis. The balance in the intercompany receivable (payable) account indicates the amount due from (to) Mutual for the excess (deficiency) of premiums collected over (from) payments for losses, employees, services and facilities provided to MNH.

                              MERCHANTS GROUP, INC.
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                (in thousands except per share and share amounts)


BALANCE SHEET
-------------                                                              December 31,
                                                                           ------------
                                                                        2000        2001
                                                                        ----        ----
       ASSETS
Investment in subsidiary                                              $ 69,937    $ 68,454
Other assets                                                               243         354
                                                                      --------    --------
    Total assets                                                      $ 70,180    $ 68,808
                                                                      ========    ========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Other liabilities                                                     $     58    $     57
Demand loan                                                               --           200
                                                                      --------    --------
    Total liabilities                                                       58         257
                                                                      --------    --------

Stockholders' equity:
    Preferred stock, $.01 par value, authorized and
         unissued 3,000,000 shares                                        --          --
    Preferred stock, no par value, $424.30 stated value,
         no shares issued or outstanding at December 31,
         2000 or 2001                                                     --          --
    Common stock, $.01 par value, authorized 10,000,000
         shares; issued and outstanding of 2,430,752
         shares at December 31, 2000 and 2,224,452 shares
         at December 31, 2001                                               32          32
    Additional paid in capital                                          35,680      35,795
    Treasury stock, 811,100 shares at December 31, 2000
         and 1,025,400 shares at December 31, 2001                     (16,063)    (20,332)
    Accumulated other comprehensive income (loss)                         (875)      1,812
    Accumulated earnings                                                51,348      51,244
                                                                      --------    --------

       Total stockholders' equity                                       70,122      68,551
                                                                      --------    --------

       Total liabilities and stockholders' equity                     $ 70,180    $ 68,808
                                                                      ========    ========

                              MERCHANTS GROUP, INC.
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                    Continued
                                 (in thousands)



INCOME STATEMENT
------------------

                                                      Year Ended December 31,
                                                   ----------------------------
                                                    1999       2000       2001
                                                    -----      ----       ----

Revenues:
       Equity in net income of subsidiary         $ 6,937    $ 4,462    $   887
       Investment income (loss)                        39        (23)        44
                                                  -------    -------    -------
              Total revenues                        6,976      4,439        931

Expenses:
       General and administrative expenses            237        174        174
                                                  -------    -------    -------
       Operating income before income taxes         6,739      4,265        757
       Income tax benefit                             (54)       (74)       (64)
                                                  -------    -------    -------
              Net income                          $ 6,793    $ 4,339    $   821
                                                  =======    =======    =======

                              MERCHANTS GROUP, INC.
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 (in thousands)


STATEMENT OF CASH FLOWS
-----------------------

Increase (Decrease) in Cash and Cash Equivalents:

                                                                             Year Ended December 31,
                                                                             -----------------------
                                                                             1999      2000      2001
                                                                             ----      ----      ----
                                                                                  (in thousands)
Cash flows from operating activities:                                     $  (142)   $  (169)   $    (5)
                                                                          -------    -------    -------
Cash flows from investing activities:
       Receipt of subsidiary common stock dividend                          5,000      5,200      5,060
       Sale (purchase) of other investments, net                              936        (86)      (175)
                                                                          -------    -------    -------
       Cash flows from investing activities                                 5,936      5,114      4,885
                                                                          -------    -------    -------

Cash flows from financing activities:
       Purchase of treasury stock                                          (6,042)    (2,924)    (4,269)
       Proceeds from (repayment of) demand loan, net                        1,025     (1,025)       200
       Cash dividends                                                        (955)      (993)      (925)
       Exercise of common stock options                                       169       --          115
                                                                          -------    -------    -------
       Cash flows from financing activities                                (5,803)    (4,942)    (4,879)
                                                                          -------    -------    -------

Net increase (decrease) in cash and cash equivalents                           (9)         3          1
Cash and cash equivalents, beginning of year                                   10          1          4
                                                                          -------    -------    -------
Cash and cash equivalents, end of year                                    $     1    $     4    $     5
                                                                          =======    =======    =======


Reconciliation of net income to net cash provided by operations:

Net income                                                                $ 6,793    $ 4,339    $   821

Adjustments to reconcile net income to net cash provided by operations:

              Equity in income of subsidiary                               (6,937)    (4,462)      (887)
              Increase (decrease) in other liabilities                       --           10         (1)
              (Increase) decrease in other
                 (non-investment) assets                                     --          (56)        64
              Other, net                                                        2       --           (2)
                                                                          -------    -------    -------
Net cash used in operating activities                                     $  (142)   $  (169)   $    (5)
                                                                          =======    =======    =======

                              MERCHANTS GROUP, INC.
                 SCHEDULE III - CONDENSED FINANCIAL INFORMATION



NOTES TO CONDENSED FINANCIAL STATEMENTS
---------------------------------------

     Cash dividends of $5,000,000, $5,200,000 and $5,060,000 were paid to the Registrant by its consolidated subsidiary in the years ended December 31, 1999, 2000 and 2001, respectively.

                              MERCHANTS GROUP, INC.
                            SCHEDULE VI - REINSURANCE
                    YEARS ENDED DECEMBER 31, 1999, 2000, 2001
                        (in thousands except percentages)


                                                                                                                Percentage
                                                              Ceded            Assumed                          of amount
                                           Gross              to other         from other          Net          assumed
                                           amount             companies        companies         amount          to net
                                           ------             ---------        ----------        ------         ---------
Year ended December 31, 1999
Property and Casualty Premiums             $100,227            $7,369           $1,612           $94,470            1.7%

Year Ended December 31, 2000
Property and Casualty Premiums             $107,234           $13,532             $640           $94,342             .7%

Year ended December 31, 2001
Property and Casualty Premiums             $100,953            $8,392           $1,412           $93,973            1.5%

                              MERCHANTS GROUP, INC.
           SCHEDULE X - SUPPLEMENTAL INSURANCE INFORMATION CONCERNING
                        PROPERTY - CASUALTY SUBSIDIARIES
                  Years ended December 31, 1999, 2000, and 2001
                                 (in thousands)


                                                                                             Losses & loss
                      Deferred  Reserves     Discount                                      adjustment expenses     Amortiza-
                      policy    for losses   if any,                                       incurred related to     tion of
                      acquis-   and loss     deducted                Net          Net          (1)       (2)       deferred
                      ition     adjustment   from       Unearned    earned     investment    Current   Prior       acquisition
                      costs     expenses     reserves   premiums    premiums    income       years     years       costs
                      --------  ----------   --------   --------    --------   ----------    -----     -----       -----------
Year ended:

December 31, 1999     $12,309    $133,526    $8,492     $49,616     $94,775     $13,147     $69,835   $(3,749)     $25,115

December 31, 2000     $12,331    $145,075    $7,170     $50,857     $94,259     $13,903     $69,946   $ 1,428      $24,979

December 31, 2001     $12,354    $151,355    $6,714     $50,179     $93,885     $13,295     $76,618   $(1,474)     $24,880



                       Paid losses
                       & loss ad-     Direct
                       justment       premium
                       expenses       written
                       ----------     -------
Year ended:

December 31, 1999       $65,455        $100,227

December 31, 2000       $67,625        $107,234

December 31, 2001       $74,280        $100,953

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Merchants Group, Inc.
Date: March 21, 2002    BY: /s/ Robert M. Zak, Senior Vice President
                           -----------------------------------------
                                Robert M. Zak, Senior Vice President and
                                Chief Operating Officer

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


     SIGNATURE                                   TITLE                                      DATE
     ---------                                   -----                                      ----
/s/RICHARD E. GARMAN                     Director, Chairman                     March 21, 2002
--------------------                     of the Board
Richard E. Garman


/s/BRENT D. BAIRD                        Director, President                    March 21, 2001
-----------------
Brent D. Baird


/s/ROBERT M. ZAK                         Director, Sr. VP &                     March 21, 2002
----------------                         Chief Operating
Robert M. Zak                            Officer

/s/KENNETH J. WILSON                     Vice President & CFO                   March 21, 2002
--------------------                     (principal financial
Kenneth J. Wilson                        and accounting officer)

/s/ANDREW A. ALBERTI                     Director                               March 21, 2002
--------------------
Andrew A. Alberti


/s/FRANK J. COLANTUONO                   Director                               March 21, 2002
----------------------
Frank J. Colantuono


/s/THOMAS E. KAHN                        Director                               March 21, 2002
-----------------
Thomas E. Kahn


/s/HENRY P. SEMMELHACK                   Director                               March 21, 2002
----------------------
Henry P. Semmelhack

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
and Stockholders of
Merchants Group, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 35 present fairly, in all material respects, the financial position of Merchants Group, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statements schedules appearing under Item 14(a)(2) on page 35 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP
Buffalo, New York
February 13, 2002

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (in thousands)


                                                                December 31,
                                                                ------------
                  Assets                                     2000        2001
                  -----                                      ----        ----
Investments:
     Fixed maturities:
         Held to maturity at amortized cost                $ 12,874     $ 13,042
         Available for sale at fair value                   183,283      182,170
     Preferred stock at fair value                           13,911        9,422
     Other long-term investments at fair value                1,036        1,593
     Short-term investments                                   4,550        6,905
                                                           --------     --------

                  Total investments                         215,654      213,132

Cash                                                              5        1,197
Interest due and accrued                                      2,816        2,309
Premiums receivable, net of allowance for
     doubtful accounts of $395 in 2000 and
     $431 in 2001                                            19,843       21,685
Deferred policy acquisition costs                            12,331       12,354
Ceded reinsurance balances receivable                        13,089       18,810
Prepaid reinsurance premiums                                  4,326        3,559
Deferred income taxes                                         6,263        4,790
Other assets                                                  7,537        8,727
                                                           --------     --------

                  Total assets                             $281,864     $286,563
                                                           ========     ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                (in thousands except share and per share amounts)


                                                                                December 31,
                                                                                ------------
     Liabilities and Stockholders' Equity                                   2000             2001
     ------------------------------------                                   ----             ----
Liabilities:
     Reserve for losses and loss adjustment expenses                      $ 145,075    $ 151,355
     Unearned premiums                                                       50,857       50,179
     Demand loan                                                               --            200
     Payable to affiliate                                                       608          852
     Other liabilities                                                       15,202       15,426
                                                                          ---------    ---------

              Total liabilities                                             211,742      218,012
                                                                          ---------    ---------

Stockholders' equity:
     Common stock, $.01 par value, authorized 10,000,000 shares, issued and outstanding 2,430,752 shares at December 31, 2000
     and 2,224,452 shares at December 31, 2001                                   32           32
Additional paid in capital                                                   35,680       35,795
Treasury stock, 811,100 shares at December 31, 2000
     and 1,025,400 shares at December 31, 2001                              (16,063)     (20,332)
Accumulated other comprehensive income (loss)                                  (875)       1,812
Accumulated earnings                                                         51,348       51,244
                                                                          ---------    ---------

              Total stockholders' equity                                     70,122       68,551
                                                                          ---------    ---------

Commitments and contingencies                                                  --           --

              Total liabilities and stockholders' equity                  $ 281,864    $ 286,563
                                                                          =========    =========



     The accompanying notes are an integral part of these consolidated financial statements.

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (in thousands except per share amounts)


                                                                Year Ended December 31,
                                                                -----------------------
                                                              1999       2000        2001
                                                              ----       ----        ----
Revenues:
     Net premiums earned                                 $  94,775   $  94,259   $  93,885
     Net investment income                                  13,147      13,903      13,295
     Net realized investment gains (losses)                     60         109        (580)
     Other revenues                                            434         355         696
                                                         ---------   ---------   ---------
         Total revenues                                    108,416     108,626     107,296
                                                         ---------   ---------   ---------

Expenses:
     Net losses and loss adjustment expenses                66,086      71,374      75,144
     Amortization of deferred policy acquisition costs      25,115      24,979      24,880
     Other underwriting expenses                             6,801       5,266       6,017
                                                         ---------   ---------   ---------
         Total expenses                                     98,002     101,619     106,041
                                                         ---------   ---------   ---------

Income before income taxes                                  10,414       7,007       1,255
Income tax provision                                         3,621       2,668         434
                                                         ---------   ---------   ---------
         Net income                                      $   6,793   $   4,339   $     821
                                                         =========   =========   =========

Earnings per share:
     Basic                                                   $2.48       $1.75       $.35
                                                             =====       =====       ====
     Diluted                                                 $2.48       $1.74       $.35
                                                             =====       =====       ====

Weighted average number of shares outstanding
     Basic                                                   2,738       2,485       2,343
     Diluted                                                 2,743       2,487       2,343




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              MERCHANTS GROUP, INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                 (in thousands)


                                                      Year Ended December 31,
                                                      -----------------------
                                                    1999       2000       2001
                                                    ----       ----       ----

Net income                                        $ 6,793    $ 4,339    $   821
                                                  -------    -------    -------
Other comprehensive income (loss) before tax:
     Unrealized gains (losses) on securities       (3,540)       482      4,454
     Reclassification adjustment for gains
         included in net income                       (37)      (100)      (124)
                                                  -------    -------    -------
Other comprehensive income (loss) before tax       (3,577)       382      4,330
Income tax provision (benefit) related to items
     of other comprehensive income                 (1,216)        69      1,643
                                                  -------    -------    -------
Other comprehensive income (loss)                  (2,361)       313      2,687
                                                  -------    -------    -------

Comprehensive income                              $ 4,432    $ 4,652    $ 3,508
                                                  =======    =======    =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              MERCHANTS GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     (in thousands except per share amounts)



                                                     Year Ended December 31,
                                                     -----------------------
                                                   1999        2000        2001
                                                   ----        ----        ----
Common stock:
     Beginning and end of year                  $     32    $     32    $     32
                                                --------    --------    --------

Additional paid in capital:
     Beginning of year                            35,511      35,680      35,680
     Exercise of common stock options                169        --           115
                                                --------    --------    --------
     End of year                                  35,680      35,680      35,795
                                                --------    --------    --------

Treasury stock:
     Beginning of year                            (7,097)    (13,139)    (16,063)
     Purchase of treasury shares                  (6,042)     (2,924)     (4,269)
                                                --------    --------    --------
     End of year                                 (13,139)    (16,063)    (20,332)
                                                --------    --------    --------

Accumulated other comprehensive income (loss)
     Beginning of year                             1,173      (1,188)       (875)
     Other comprehensive income (loss)            (2,361)        313       2,687
                                                --------    --------    --------
     End of year                                  (1,188)       (875)      1,812
                                                --------    --------    --------

Accumulated earnings:
     Beginning of year                            42,164      48,002      51,348
     Net income                                    6,793       4,339         821
     Cash dividends ($.35/share in 1999,
         $.40/share in 2000 and in 2001)            (955)       (993)       (925)
                                                --------    --------    --------
     End of year                                  48,002      51,348      51,244
                                                --------    --------    --------

                  Total stockholders' equity    $ 69,387    $ 70,122    $ 68,551
                                                ========    ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (in thousands)


                                                                      Year Ended December 31,
                                                                      -----------------------
                                                                   1999         2000        2001
                                                                   ----         ----        ----
Cash flows from operations:
     Collection of premiums                                    $  95,612    $  94,497    $  91,807
     Payment of losses and loss adjustment expenses              (65,455)     (67,625)     (74,280)
     Payment of underwriting expenses                            (33,381)     (30,643)     (31,414)
     Investment income received                                   13,141       12,949       12,999
     Investment expenses paid                                       (381)        (387)        (304)
     Income taxes paid                                            (3,064)      (2,436)      (1,133)
     Other cash receipts                                             388          209          776
                                                               ---------    ---------    ---------
         Net cash provided by (used in) operations                 6,860        6,564       (1,549)
                                                               ---------    ---------    ---------

Cash flows from investing activities:
     Proceeds from fixed maturities sold or matured               98,624       70,453      104,712
     Purchase of fixed maturities                               (100,385)     (68,326)     (99,685)
     Net (increase) decrease in preferred stock                   (2,977)      (1,491)       5,261
     Net increase in other long-term investments                     (62)        (239)        (557)
     Net (increase) decrease in short-term investments             3,736       (2,006)      (2,355)
     Disposition of equipment                                        696         --           --
                                                               ---------    ---------    ---------
         Net cash provided by (used in) investing activities        (368)      (1,609)       7,376
                                                               ---------    ---------    ---------

Cash flows from financing activities:
     Settlement of affiliate balances, net                          (703)         (10)         244
     Proceeds (repayment) of demand loan, net                      1,025       (1,025)         200
     Purchase of treasury stock                                   (6,042)      (2,924)      (4,269)
     Proceeds from exercise of common stock options                  169         --            115
     Cash dividends                                                 (955)        (993)        (925)
                                                               ---------    ---------    ---------
         Net cash used in financing activities                    (6,506)      (4,952)      (4,635)
                                                               ---------    ---------    ---------
     Increase (decrease) in cash                                     (14)           3        1,192
Cash, beginning of year                                               16            2            5
                                                               ---------    ---------    ---------
Cash, end of year                                                     $2           $5    $   1,197
                                                               =========    =========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              MERCHANTS GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
         RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATONS

                                 (in thousands)


                                                             Year Ended December 31,
                                                             -----------------------
                                                          1999        2000        2001
                                                          ----        ----        ----
Net income                                             $  6,793    $  4,339    $    821

Adjustments:
     Depreciation and amortization                         (143)       (642)     (1,104)
     Net realized investment (gains) losses                 (60)       (109)        580

(Increase) decrease in assets:
     Interest due and accrued                              (194)       (699)        507
     Premiums receivable                                    665         121      (1,842)
     Deferred policy acquisition costs                       81         (22)        (23)
     Ceded reinsurance balances receivable                4,345      (7,693)     (5,721)
     Prepaid reinsurance premiums                          (539)     (1,158)        767
     Deferred income taxes                                  270        (331)       (170)
     Other assets                                        (1,432)        117      (1,190)

Increase (decrease) in liabilities:
     Reserve for losses and loss adjustment expenses     (3,159)     11,549       6,280
     Unearned premiums                                      234       1,241        (678)
     Other liabilities                                       (1)       (149)        224
                                                       --------    --------    --------
         Net cash provided by (used in) operations     $  6,860    $  6,564    $ (1,549)
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

                              MERCHANTS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     SIGNIFICANT ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

       The consolidated financial statements of Merchants Group, Inc. (the "Company") include the accounts of the Company, its wholly-owned subsidiary, Merchants Insurance Company of New Hampshire, Inc. ("MNH"), and M.F.C. of New York, Inc., an inactive premium finance company which is a wholly-owned subsidiary of MNH. MNH is a stock property and casualty insurance company domiciled in the state of New Hampshire. MNH offers property and casualty insurance to preferred risk individuals and small to medium sized businesses in the northeast United States, primarily in New York, New Hampshire and New Jersey where a majority of its policies are written. As a holding company, the Company has had no operations.

       The consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") which differ in some respects from those followed in reports to insurance regulatory authorities. In its Annual Statement filed with regulatory authorities, MNH reported policyholders' surplus of $50,607,000 and $52,626,000 at December 31, 2000 and 2001, respectively. MNH's net income as reported in its Annual Statement was $7,141,000 in 1999, $3,981,000 in 2000 and
       $443,000 in 2001. All significant intercompany balances and transactions have been eliminated.

       The National Association of Insurance Commissioners has published the "Accounting Practices and Procedures Manual effective January 1, 2001" (the "Codification"). This publication codifies statutory accounting principles effective as of that date. The Codification has been adopted by the New Hampshire Insurance Department. MNH followed the statutory accounting guidance contained in the Codification when preparing its 2001 statutory financial statements. The statutory accounting principles prescribed by the Codification vary in certain instances from those previously used by MNH to prepare its Annual Statement at December 31, 2000 as filed with regulatory authorities. The effect of adopting Codification as of January 1, 2001 was an increase to MNH's surplus of $4,826,000.

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

Fixed maturities include mortgage backed and asset backed securities that are valued using the interest method. The Company estimates prepayments utilizing published data when applying the interest method. Periodic adjustments to prepayment assumptions are credited or charged to investment income.

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

DEFERRED POLICY ACQUISITION COSTS

Policy acquisition costs, such as commissions (net of reinsurance commissions), premium taxes and certain other underwriting expenses which vary directly with premium volume are deferred and amortized over the terms of the related insurance policies. Deferred policy acquisition costs do not exceed estimated recoverable amounts after allowing for anticipated investment income.

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

The Company discounts its liability for workers' compensation case reserves on a tabular basis, using the National Council on Compensation Insurance Workers' Compensation Statistical Plan Table III A at a rate of 3.5%. The amount of discount at December 31, 2000 and 2001 is $7,170,000 and $6,714,000,
respectively. Reserves for losses incurred but not reported and for LAE are not discounted.

Structured settlements have been negotiated for claims on certain insurance policies. Structured settlements are agreements to provide periodic payments to claimants, and are funded by annuities purchased from various life insurance companies. The Company remains primarily liable for payment of these claims. Accordingly, a liability and a corresponding deposit in the amount of $6,699,000 and $7,475,000 at December 31, 2000 and 2001, respectively, are recorded in the Company's consolidated balance sheet.

INCOME TAXES

The Company and its wholly-owned subsidiaries file a consolidated federal income tax return. The Company follows the asset and liability approach to account for income taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

OTHER FINANCIAL INSTRUMENTS

The fair values of the Company's other financial instruments, principally premiums receivable and certain non-insurance related liabilities, do not vary significantly from the amounts assigned in these financial statements.

2.     RELATED PARTY TRANSACTIONS

       The Company and MNH have one paid employee. Under a management agreement Merchants Mutual Insurance Company ("Mutual"), which owns 11.5% of the Company's outstanding common stock at December 31, 2001, provides the Company and MNH with the facilities, management and personnel required to manage their day-to-day business. All underwriting, administrative, claims and investment expenses incurred on behalf of Mutual and MNH are shared on an allocated cost basis, determined as follows: for underwriting and administrative expenses, the respective share of total direct premiums written for Mutual and MNH serves as the basis of allocation; for claims expenses, the average number of outstanding claims is used; investment expenses are shared based on each company's share of total invested assets. MNH also pays an annual management fee of $50,000 to Mutual. On July 23, 1998, the Company gave notice to Mutual of its intent to terminate the management agreement under its terms, which termination is effective July 23, 2003.

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

3.     INVESTMENTS

       INVESTMENTS IN FIXED MATURITIES AND PREFERRED STOCKS

     The amortized cost and estimated fair value of investments in fixed maturities held to maturity and available for sale and the cost and estimated fair value of preferred stocks are as follows:


                                                     Gross            Gross
                                      Amortized    Unrealized      Unrealized     Estimated
                                      Cost/cost      Gains            Losses      Fair Value
                                      ---------      ------           ------      ----------
                                                         (in thousands)
DECEMBER 31, 2000

FIXED MATURITIES:

HELD TO MATURITY

Mortgage and asset backed
     securities                        $ 12,874    $    702        $   --         $ 13,576
                                       ========    ========        ========       ========

AVAILABLE FOR SALE

U.S. Treasury securities and
     obligations of U.S.
     government corporations
     and agencies                      $ 43,883    $    215        $     43       $ 44,055
Obligations of states and
     political subdivisions              16,074         133            --           16,207
Corporate securities                     56,219         369           1,127         55,461
Mortgage and asset backed
     securities                          67,216         441              97         67,560
                                       --------    --------        --------       --------
         Total                         $183,392    $  1,158        $  1,267       $183,283
                                       ========    ========        ========       ========

Preferred stocks                       $ 14,611    $     57        $    757       $ 13,911
                                       ========    ========        ========       ========


DECEMBER 31, 2001
                                                     Gross        Gross
                                       Amortized   Unrealized   Unrealized     Estimated
                                       Cost/cost     Gains        Losses       Fair Value
                                       ---------     -----        ------       ----------
                                                      (in thousands)
FIXED MATURITIES:

HELD TO MATURITY

Mortgage and asset backed
     securities                        $ 13,042    $    993     $   --        $ 14,035
                                       ========    ========     ========      ========

AVAILABLE FOR SALE

U.S. Treasury securities and
     obligations of U.S.
     government corporations
     and agencies                      $ 41,422    $    666     $    123      $ 41,965
Obligations of states and
     political subdivisions               8,805         202            8         8,999
Corporate securities                     71,035       1,535          120        72,450
Mortgage and asset backed
     securities                          57,553       1,231           28        58,756
                                       --------    --------     --------      --------
         Total                         $178,815    $  3,634     $    279      $182,170
                                       ========    ========     ========      ========

Preferred stocks                       $  9,389    $    105     $     72      $  9,422
                                       ========    ========     ========      ========


The amortized cost and fair value of fixed maturities by expected maturity at December 31, 2001 are shown below. Mortgage and asset backed securities are distributed in the table based upon management's estimate of repayment periods. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                          Estimated
                                                                           Fair
                                                       Amortized Cost      Value
                                                       --------------     ----------
                                                              (in thousands)
Held to maturity
Due in one year or less                                  $   --         $   --
Due after one year through five years                      11,787         12,684
Due after five years through ten years                      1,255          1,351
Due after ten years                                          --             --
                                                         --------       --------
    Total                                                $ 13,042       $ 14,035
                                                         ========       ========

Available for sale
Due in one year or less                                  $ 39,599       $ 40,356
Due after one year through five years                      97,607         99,659
Due after five years through ten years                     37,352         37,773
Due after ten years                                         4,257          4,382
                                                         --------       --------
    Total                                                $178,815       $182,170
                                                         ========       ========


Discount and premium pertaining to collateralized mortgage obligations are amortized over the securities' estimated redemption periods using the effective interest method. Yields used to calculate premium or discount are adjusted for prepayments quarterly.

Fixed maturities with a par value of $1,900,000 were on deposit at December 31, 2001 with various state insurance departments in compliance with applicable insurance laws.

Proceeds from sales of available for sale fixed maturity securities and preferred stocks and gross realized gains and losses related to such sales are as follows:

                                             Year Ended December 31,
                                             ----------------------
                                    1999            2000            2001
                                    ----            ----            ----
                                              (in thousands)


Proceeds from sales                $16,968        $ 5,555        $10,938
Gross realized gains                    76            109            218
Gross realized losses                   16           --               17

     NET INVESTMENT INCOME

     Net investment income consists of:

                                                          Year Ended December 31,
                                                       -----------------------------
                                                 1999               2000               2001
                                                 ----               ----               ----
                                                                (in thousands)

     Fixed maturities                          $  12,118           $  12,718           $  12,366
     Short-term investments                          464                 404                 277
     Other                                           946               1,168                 954
                                               ---------           ---------           ---------
        Total investment income                   13,528              14,290              13,597
     Investment expenses                             381                 387                 302
                                               ---------           ---------           ---------
        Net investment income                  $  13,147           $  13,903           $  13,295
                                               =========           =========           =========

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

     The effect of reinsurance on premiums written and earned for the years ended December 31, 1999, 2000 and 2001 is as follows:

                                             1999                         2000                        2001
                                             ----                         ----                       ------
                                   Premiums      Premiums       Premiums       Premiums       Premiums      Premiums
                                   Written        Earned         Written        Earned         Written        Earned
                                  ---------      ---------      ---------      ---------      ---------      ---------
                                                                      (in thousands)

     Direct                       $ 100,227      $  99,943      $ 107,234      $ 105,919      $ 100,953      $ 101,871
     Assumed                          1,612          1,663            640            714          1,412          1,173
     Ceded                           (7,369)        (6,831)       (13,532)       (12,374)        (8,392)        (9,159)
                                  ---------      ---------      ---------      ---------      ---------      ---------
     Net Premiums                 $  94,470      $  94,775      $  94,342      $  94,259      $  93,973      $  93,885
                                  =========      =========      =========      =========      =========      =========

     Reinsurance ceded transactions decreased net losses and LAE by $9,506,000 and $9,987,000 for the years ended December 31, 2000 and 2001 respectively.

     As a result of the reinsurance agreements maintained by MNH, MNH is exposed to certain credit risk if one or more of its primary reinsurers were to become financially unstable. As of December 31, 2001, MNH has recognized amounts to be recovered from its primary reinsurers related to ceded losses and ceded unearned premiums totaling $21,589,000. MNH generally does not require collateral for reinsurance recoverable.

5.   RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

     Activity in the reserve for losses and LAE is summarized as follows:

                                                                        2000              2001
                                                                        ----              ----
                                                                             (in thousands)
     Reserve for losses and LAE at beginning of year                 $ 133,526            $ 145,075
         Less reinsurance recoverables                                   6,026               13,826
                                                                     ---------            ---------
         Net balance at beginning of year                              127,500              131,249
                                                                     ---------            ---------

     Provision for losses and LAE for claims occurring in:
         Current year                                                   69,946               76,618
         Prior years                                                     1,428               (1,474)
                                                                     ---------            ---------
                                                                        71,374               75,144
                                                                     ---------            ---------

     Loss and LAE payments for claims occurring in:
         Current year                                                   26,655               28,719
         Prior years                                                    40,970               45,561
                                                                     ---------            ---------
                                                                        67,625               74,280
                                                                     ---------            ---------

     Reserve for losses and LAE at end of year, net                    131,249              132,113
         Plus reinsurance recoverables                                  13,826               19,242
                                                                     ---------            ---------
         Balance at end of year                                      $ 145,075            $ 151,355
                                                                     =========            =========


     In 2000, the Company increased its reserves for prior years by $1,428,000 primarily due to unfavorable loss experience related to its automobile and workers' compensation policies. In 2001, the Company decreased its reserves for prior years by $1,474,000 primarily due to favorable loss experience related to its workers' compensation policies.

6.   DEMAND LOAN

     The Company has arranged for a $2,000,000 unsecured credit facility from a bank. Any borrowings under this facility are payable on demand and carry an interest rate which can be fixed or variable and is negotiated at the time of each advance. This facility is available for general working capital purposes and for repurchases of the Company's common stock.

7.   INCOME TAXES

     The provision (benefit) for income taxes consists of:

                                                               Year Ended December 31,
                                                    ---------------------------------------------
                                                    1999                2000                 2001
                                                    ----                ----                 ----
                                                                     (in thousands)

         Current                                  $   3,351           $   2,999           $     605
         Deferred                                       270                (331)               (171)
                                                  ---------           ---------           ---------
         Total income tax provision               $   3,621           $   2,668           $     434
                                                  =========           =========           =========


     A reconciliation of the difference between the Company's total income tax provision and that calculated using statutory income tax rates is as follows:

                                                                  Year Ended December 31,
                                                       -------------------------------------------
                                                       1999                2000                 2001
                                                       ----                ----                 ----
                                                                     (in thousands)

         Computed provision at statutory rate     $   3,541           $   2,382           $     427
         Adjustments:
             State income taxes, net of
                  federal effect                        495                 640                 274
             Tax-exempt investment income              (298)               (214)               (115)
             Dividend exclusion                        (150)               (208)               (165)
             Other items                                 33                  68                  13
                                                  ---------           ---------           ---------
         Total income tax provision               $   3,621           $   2,668           $     434
                                                  =========           =========           =========



     Deferred tax (liabilities) assets are comprised of the following:

                                                                                    December 31,
                                                                       -----------------------------------
                                                                         2000                      2001
                                                                         ----                      ----
                                                                                 (in thousands)
     Deferred policy acquisition costs                                 $ (4,458)                $ (4,706)
     Unrealized investment gains                                           --                       (811)
     Bond discounts                                                        --                       (607)
     Other                                                                 (520)                    (234)
                                                                       --------                 --------
     Total deferred tax liabilities                                      (4,978)                  (6,358)
                                                                       --------                 --------

     Discounting of reserve for losses and
         loss adjustment expenses                                         7,149                    7,456
     Unearned premiums                                                    3,164                    3,200
     Unrealized investment losses                                           542                     --
     Other                                                                  386                      492
                                                                       --------                 --------
     Total deferred tax assets                                           11,241                   11,148
                                                                       --------                 --------
         Net deferred income taxes                                     $  6,263                 $  4,790
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

8.   STOCKHOLDERS' EQUITY

     DIVIDENDS

     The Company depends on dividends from its subsidiary, MNH, to pay cash dividends to its stockholders and to meet its expenses. MNH is subject to New Hampshire state insurance laws which restrict its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of an insurer's policyholders' surplus as of the preceding December 31. The maximum amount of dividends that MNH could pay during any twelve-month period ending in 2002, without the prior approval of the New Hampshire Insurance Commissioner, is $5,263,000.

     STOCK OPTION PLAN

     The Company's stock option plan (the "Plan"), which reserved 200,000 shares of common stock for issuance to the Company's and MNH's officers and key employees of the Company's affiliate, Mutual, expired in 1996. Under the Plan, qualified and non-qualified stock options were granted at amounts not less than the fair market value of the Company's stock on the date of grant. Options granted under the Plan have a 10 year life and vested in cumulative annual increments of 25% commencing one year from the date of grant. In accounting for the Plan, the Company remains under the expense recognition provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" but follows the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock Based Compensation". No options were granted in 1999, 2000 or 2001 and, therefore, no compensation expense was recognized in those years.

     Had compensation expense for stock options granted under the Company's Plan been determined based on the fair value at the grant date consistent with the method required by SFAS No. 123, the Company's net income and earnings per share for the year ended December 31, 1999 would have been as shown below. There would have been no effect on the Company's net income or earnings per share for the years ended December 31, 2000 or 2001.

                                                  1999
                                                  ----
     Net income:
         As reported                         $   6,793,000
         Pro forma                           $   6,777,000
     Diluted earnings per share:
         As reported                         $        2.48
         Pro forma                           $        2.47

     The fair value of each option granted in 1996 was estimated using a binomial option pricing model which is a modification of the Black-Scholes option pricing model, with the following assumptions for 1996: risk free interest rate of 6.25%, volatility of 18.0%, expected dividend yield of 1.1% and expected life of 10 years.

     A summary of the status of the Company's outstanding options as of December 31, 1999, 2000 and 2001, and changes during the years ending on those dates is presented below:

                                      1999                            2000                         2001
                          ----------------------------    ----------------------------   -------------------------
                                            Weighted                       Weighted                       Weighted
                                            Average                         Average                        Average
                            Options         Exercise         Options       Exercise         Options       Exercise
                          Outstanding        Price         Outstanding       Price        Outstanding      Price
                          ------------       -----         -----------       -----        -----------    ---------
     Beginning
       of year               71,500          $18.38          47,000          $19.87          45,500          $19.84
     Granted                   --              --              --              --              --              --
     Exercised              (12,000)          14.05            --              --            (8,000)          14.38
     Forfeited              (12,500)          17.12          (1,500)          21.00          (2,000)          21.00
                           --------                       ---------                        --------
     End of year             47,000           19.87          45,500           19.84          35,500           21.00
                           ========                       =========                        ========
     Options
       exercisable
       at year-end           37,250           19.58          45,500           19.84          35,500           21.00
                           ========                       =========                        ========

     The following table summarizes information about the Company's outstanding stock options at December 31, 2001:

                   Number                Remaining            Average             Number
                Outstanding              Contractual          Exercise          Exercisable
                at 12/31/01             Life in Years           Price           at 12/31/01
                -----------             -------------           -----           -----------
                  35,500                     4.1                $21.00             35,500
                  ======                                        ======

     COMMON STOCK REPURCHASES

     During 1999, 2000 and 2001, the Company repurchased 267,600, 165,100 and 214,300 shares of its common stock, respectively. The Company was holding 811,100 and 1,025,400 of these shares in treasury as of December 31, 2000 and 2001, respectively.

     PREFERRED STOCK

     The Company's Preferred stock, no par value, $424.30 stated value, consists of 10,000 shares authorized; no shares were issued or outstanding at December 31, 2000 or December 31, 2001. The Company also has 3,000,000 shares of $.01 par value preferred stock which is authorized and unissued.

9.   EARNINGS PER SHARE

     The computations for basic and diluted earnings per share are as follows:

                                                                       Year Ended December 31,
                                                                  -------------------------------
                                                              1999             2000             2001
                                                              ----             ----             ----
                                                               (in thousands except per share amounts)
     Basic:
     Net income                                           $   6,793           $   4,339           $     821
     Weighted average shares outstanding                      2,738               2,485               2,343
     Basic earnings per share                             $    2.48           $    1.75           $     .35

     Diluted:
     Net income                                           $   6,793           $   4,339           $     821
     Weighted average shares outstanding                      2,738               2,485               2,343
     Plus incremental shares from assumed
         conversion of stock options                              5                   2                --
                                                          ---------           ---------           ---------
     Weighted average shares
         outstanding-adjusted                                 2,743               2,487               2,343
                                                          =========           =========           =========
     Diluted earnings per share                           $    2.48           $    1.74           $     .35
                                                          =========           =========           =========

10.  BENEFIT PROGRAMS

     Mutual maintains a capital accumulation plan which is a profit sharing plan under Section 401(a) of the Internal Revenue Code that covers all employees who have completed six months of service. Mutual matches at least 15% and up to 100% of employee contributions, based on the combined net operating profits of Mutual and MNH. Additional contributions may be made at the discretion of the Board of Directors of Mutual. Under the terms of the management agreement, the Company's portion of the total contribution was $580,000, $606,000 and $486,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

11.  COMMITMENTS AND CONTINGENCIES

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