Form 10-Q
period 2002-03-31
MERCHANTS GROUP INC
filed 2002-05-08
CIK 803027

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2002: 2,110,152 SHARES OF COMMON STOCK.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (in thousands)

                                                        December 31,   March 31,
                          Assets                            2001          2002
                          ------                          --------      --------
                                                                      (unaudited)
Investments:
  Fixed maturities:
    Held to maturity at amortized cost (fair value
        $14,035 in 2001 and $10,939 in 2002)              $ 13,042      $ 10,205
    Available for sale at fair value (amortized cost
        $178,815 in 2001 and $180,898 in 2002)             182,170       183,309
  Preferred stock at fair value                              9,422         9,106
  Other long-term investments at fair value                  1,593         1,009
  Short-term investments                                     6,905         6,045
                                                          --------      --------

             Total investments                             213,132       209,674

Cash                                                         1,197           447
Interest due and accrued                                     2,309         1,995
Premiums receivable, net of allowance for doubtful
    accounts of $431 in 2001 and $410 in 2002               21,685        20,602
Deferred policy acquisition costs                           12,354        11,292
Ceded reinsurance balances receivable                       18,810        19,684
Prepaid reinsurance premiums                                 3,559         3,212
Deferred income taxes                                        4,790         5,186
Other assets                                                 8,727         8,606
                                                          --------      --------

             Total assets                                 $286,563      $280,698
                                                          ========      ========





               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                       (in thousands except share amounts)

                                                                                December 31,     March 31,
                                                                                    2001           2002
                                                                                 ---------       ---------
                                                                                                (unaudited)
        Liabilities and Stockholders' Equity
        ------------------------------------

Liabilities:
    Reserve for losses and loss adjustment expenses                              $ 151,355       $ 152,917
    Unearned premiums                                                               50,179          45,824
    Demand loan                                                                        200             600
    Payable to affiliate                                                               852           1,981
    Other liabilities                                                               15,426          13,968
                                                                                 ---------       ---------
             Total liabilities                                                     218,012         215,290
                                                                                 ---------       ---------

Stockholders' equity:
    Common stock, 10,000,000 shares authorized, 2,224,452 shares issued and outstanding at December 31, 2001 and 2,110,152 shares issued and
        outstanding at March 31, 2002                                                   32              32
    Additional paid in capital                                                      35,795          35,795
    Treasury stock, 1,025,400 shares at December 31, 2001
        and 1,139,700 shares at March 31, 2002                                     (20,332)        (22,766)
    Accumulated other comprehensive income                                           1,812           1,184
    Accumulated earnings                                                            51,244          51,163
                                                                                 ---------       ---------
             Total stockholders' equity                                             68,551          65,408
                                                                                 ---------       ---------

Commitments and contingent liabilities                                                   -               -

             Total liabilities and stockholders' equity                          $ 286,563       $ 280,698
                                                                                 =========       =========






               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (in thousands except per share amounts)


                                                               Three Months
                                                              Ended March 31,
                                                             2001         2002
                                                           -------      -------
                                                                (unaudited)
Revenues:
    Net premiums earned                                    $23,353      $23,130
    Net investment income                                    3,563        2,570
    Net realized investment gains                               43           73
    Other revenues                                             137          227
                                                           -------      -------
             Total revenues                                 27,096       26,000
                                                           -------      -------

Expenses:
    Net losses and loss adjustment expenses                 18,761       17,896
    Amortization of deferred policy acquisition costs        6,189        6,129
    Other underwriting expenses                              1,815        1,735
                                                           -------      -------
             Total expenses                                 26,765       25,760
                                                           -------      -------

Income before income taxes                                     331          240
Income tax provision                                           119           98
                                                           -------      -------
             Net income                                    $   212      $   142
                                                           =======      =======

Basic and diluted earnings per share                       $   .09      $   .07
                                                           =======      =======

Weighted average shares outstanding:
    Basic                                                    2,423        2,171
    Diluted                                                  2,425        2,174










               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                 (in thousands)

                                                         Three Months
                                                        Ended March 31,
                                                       2001          2002
                                                     -------       -------
                                                          (unaudited)

Net income                                           $   212       $   142
                                                     -------       -------
Other comprehensive income (loss) before taxes:
    Unrealized gains (losses) on securities            2,835          (936)
Reclassification adjustment
        for gains and losses included
        in net income                                    (43)          (73)
                                                     -------       -------
Other comprehensive income (loss) before taxes         2,792        (1,009)
Income tax provision (benefit) related to items
    of other comprehensive income (loss)               1,069          (381)
                                                     -------       -------
Other comprehensive income (loss)                      1,723          (628)
                                                     -------       -------

Comprehensive income (loss)                          $ 1,935       $  (486)
                                                     =======       =======






               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (in thousands)

                                                            Three Months
                                                           Ended March 31,
                                                        2001             2002
                                                      --------         --------
                                                             (unaudited)

Common stock, beginning and end                       $     32         $     32
                                                      --------         --------

Additional paid in capital, beginning and end:          35,680           35,795
                                                      --------         --------

Treasury stock:
    Beginning of period                                (16,063)         (20,332)
    Purchase of treasury shares                           (234)          (2,434)
                                                      --------         --------
    End of period                                      (16,297)         (22,766)
                                                      --------         --------

Accumulated other comprehensive income (loss):
    Beginning of period                                   (875)           1,812
    Other comprehensive income (loss)                    1,723             (628)
                                                      --------         --------
    End of period                                          848            1,184
                                                      --------         --------

Accumulated earnings:
    Beginning of period                                 51,348           51,244
    Net income                                             212              142
    Cash dividends                                        (481)            (223)
                                                      --------         --------
    End of period                                       51,079           51,163
                                                      --------         --------
             Total stockholders' equity               $ 71,342         $ 65,408
                                                      ========         ========








               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (in thousands)

                                                                         Three Months
                                                                        Ended March 31,
                                                                     2001             2002
                                                                   --------         --------
                                                                          (unaudited)
Cash flows from operations:
    Collection of premiums                                         $ 21,659         $ 20,392
    Payment of losses and loss adjustment expenses                  (18,580)         (17,591)
    Payment of other underwriting expenses                           (9,998)          (8,329)
    Investment income received                                        3,967            3,032
    Investment expenses paid                                           (142)             (78)
    Income taxes (paid) recovered                                       (78)             376
    Other                                                               134              228
                                                                   --------         --------
        Net cash used in operations                                  (3,038)          (1,970)
                                                                   --------         --------

Cash flows from investing activities:
    Proceeds from fixed maturities sold or matured                   27,365           17,931
    Purchase of fixed maturities                                    (26,110)         (17,071)
    Net (increase) decrease in preferred stock                       (1,431)             149
    Net (increase) decrease in other long-term investments             (318)             583
    Net increase in short-term investments                            1,590              860
                                                                   --------         --------
        Net cash provided by investing activities                     1,096            2,452
                                                                   --------         --------

Cash flows from financing activities:
    Settlement of affiliate balances                                  2,653            1,129
    Increase in receivable for securities                                 -             (104)
    Increase (decrease) in demand loan, net                               -              400
    Purchase of treasury stock                                         (234)          (2,434)
    Cash dividends                                                     (481)            (223)
                                                                   --------         --------
        Net cash provided by (used in) financing activities           1,938           (1,232)
                                                                   --------         --------

        Decrease in cash                                                 (4)            (750)

Cash:
    Beginning of period                                                   5            1,197
                                                                   --------         --------
    End of period                                                  $      1         $    447
                                                                   ========         ========


               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    RECONCILIATION OF NET INCOME TO NET CASH

                             PROVIDED BY OPERATIONS

                                 (in thousands)

                                                                 Three Months
                                                                Ended March 31,
                                                             2001           2002
                                                           -------         -------
                                                                 (unaudited)

Net income                                                 $   212         $   142

Adjustments:
    Accretion                                                 (247)             71
    Realized investment gains                                  (43)            (73)

(Increase) decrease in assets:
    Interest due and accrued                                   570             314
    Premiums receivable                                      1,667           1,083
    Deferred policy acquisition costs                          772           1,062
    Ceded reinsurance balances receivable                      716            (874)
    Prepaid reinsurance premiums                             1,129             347
    Deferred income taxes                                       31             (15)
    Other assets                                              (690)            224

Increase (decrease) in liabilities:
    Reserve for losses and loss adjustment expenses           (534)          1,562
    Unearned premiums                                       (4,040)         (4,355)
    Other liabilities                                       (2,581)         (1,458)
                                                           -------         -------

             Net cash used in operations                   $(3,038)        $(1,970)
                                                           =======         =======






               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation and Basis of Presentation
   -----------------------------------------------------

The consolidated balance sheet as of March 31, 2002 and the related consolidated statements of operations, of comprehensive income, of changes in stockholders' equity and of cash flows for the three months ended March 31, 2001 and 2002, respectively, are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of financial position and results of operations. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of Merchants Group, Inc. (the Company), its wholly-owned subsidiary, Merchants Insurance Company of New Hampshire, Inc. (MNH), and M.F.C. of New York, Inc., an inactive premium finance company which is a wholly-owned subsidiary of MNH. The accompanying consolidated financial statements should be read in conjunction with the following notes and the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) which differ in some respects from those followed in reports to insurance regulatory authorities. All significant intercompany balances and transactions have been eliminated.

2. Related Party Transactions
   --------------------------

With the exception of the Chief Operating Officer of MNH, the Company and MNH have no paid employees. Under a management agreement dated September 26, 1986 (the Management Agreement), Merchants Mutual Insurance Company (Mutual), which owned 12.1% of the Company's common stock at March 31, 2002, provides the Company and MNH with the facilities, management and personnel required to manage their day-to-day business. All underwriting, administrative, claims and investment expenses incurred on behalf of Mutual and MNH are shared on an allocated cost basis, determined as follows: for underwriting and administrative expenses, the respective share of total direct premiums written for Mutual and MNH serves as the basis of allocation; for claims expenses, the average number of outstanding claims is used; investment expenses are shared based on each company's share of total invested assets.

3. Earnings Per Share
   ------------------

Basic and diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each period, increased by the assumed exercise of 35,500 and 8,000 shares of common stock options in 2002 and 2001, respectively, which would have resulted in 2,660 and 1,844 additional shares outstanding, respectively, assuming the proceeds to the Company from exercise were used to purchase shares of the Company's common stock at its average market value per share during the quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 2002 As Compared to
------------------------------------------------------------------------------
the Three Months Ended March 31, 2001
-------------------------------------

Total revenues for the three months ended March 31, 2002 were $26,001,000, a decrease of $1,095,000 or 4%, from $27,096,000 for the three months ended March 31, 2001.

Direct premiums written for the three months ended March 31, 2002 were $20,481,000, a decrease of $1,761,000, or 8%, from $22,242,000 for the three months ended March 31, 2001. Voluntary direct premiums written for the three months ended March 31, 2002 were $19,271,000, a decrease of $2,452,000 or 11%, from $21,723,000 for the three months ended March 31, 2001.

Voluntary personal lines direct premiums written for the three months ended March 31, 2002 were $8,730,000, an increase of $217,000, or 3%, from $8,513,000 for the three months ended March 31, 2001. Private passenger automobile (PPA) direct premiums written, which represented 77% of total voluntary personal lines direct premiums written for the three months ended March 31, 2001 and 2000, increased 3% from the year earlier period. Homeowners direct premiums written for the three months ended March 31, 2002 increased 1% compared to the three months ended March 31, 2001.

Voluntary commercial lines direct premiums written for the three months ended March 31, 2002 decreased $2,670,000, or 20%, to $10,541,000 from $13,211,000 for the three months ended March 31, 2001. Direct premiums written for all of the Company's commercial lines of business decreased in the three months ended March 31, 2002, compared to the three months ended March 31, 2001. This decrease in commercial lines direct premiums written was primarily attributable to a 7% decrease in commercial lines policies in force at March 31, 2002 compared to commercial lines policies in force at March 31, 2001. The reduction in commercial lines policies in force was primarily the result of a 56% decrease in commercial lines new business units in 2002 as compared to 2001.

The Company intends to continue to reduce direct written premiums in business segments that it believes can no longer provide the opportunity to earn a satisfactory return for its shareholders.

Involuntary direct premiums written, primarily PPA insurance, which comprised 6% and 2% of all direct premiums written during the three months ended March 31, 2002 and 2001, respectively, increased by $691,000, or 133%, to $1,209,000 in the three months ended March 31, 2002 from $518,000 for the three months ended March 31, 2001, primarily due to an increase in the number of policies written by the New York Automobile Insurance Plan (NYAIP). The Company is unable to predict the volume of future assignments from the NYAIP.

Net premiums written decreased $1,319,000, or 6%, to $19,122,000 for the three months ended March 31, 2002 from $20,441,000 for the three months ended March 31, 2001, primarily due to the 8% decrease in direct premiums written. Net premiums earned for the three months ended March 31, 2002 were $23,130,000, a decrease of 1% from $23,353,000 for the three months ended March 31, 2001.

Net investment income was $2,570,000 for the three months ended March 31, 2002, a decrease of 28% from $3,563,000 for the three months ended March 31, 2001. The average pre-tax yield associated with the investment portfolio decreased 123 basis points to 5.63% for the three months ended March 31, 2002 when compared to the three months ended March 31, 2001. Average invested assets for the three months ended March 31, 2001 decreased 3% compared to the year earlier period.

Losses and loss adjustment expenses (LAE) were $17,896,000 for the three months ended March 31, 2002, a decrease of $865,000, or 5%, from $18,761,000 for the three months ended March 31, 2001. The loss and LAE ratio decreased to 77.4% for the three months ended March 31, 2001 from 80.3% for the three months ended March 31, 2001, primarily due to a reduction in the loss and LAE ratio for the current accident year compared to the 2001 accident year.

The ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned decreased to 34.0% for the three months ended March 31, 2002 from 34.3% for the three months ended March 31, 2001. Commissions, premium taxes and other state assessments that vary directly with the Company's premium volume represented 21.5% of net premiums earned in the three months ended March 31, 2002 compared to 22.0% in the three months ended March 31, 2001.

The Company's effective income tax rate for the three months ended March 31, 2002 was 40.8%. This rate was calculated based upon the Company's estimate of its effective income tax rate for all of 2002.

Liquidity and Capital Resources
-------------------------------

In developing its investment strategy, the Company determines a level of cash and short-term investments which, when combined with expected cash flow, is estimated to be adequate to meet expected cash obligations. Historically, the excess of premiums collected over payments on claims, combined with cash income from investments, has provided the Company with short-term funds in excess of normal operating demands for cash. The Company's intention to continue to reduce direct premiums written in business segments where returns are unsatisfactory will likely result in continued negative cash flows from operations. The Company believes that careful management of the relationship between assets and liabilities will minimize the likelihood that investment portfolio sales will be necessary to fund insurance operations and that the effect of any such sale on the Company's stockholders' equity will not be material.

The Company's objectives with respect to its investment portfolio include maximizing total return within investment guidelines while protecting policyholders' surplus and maintaining flexibility. Like other property and casualty insurers, the Company relies on premiums as a major source of cash, and therefore liquidity. Cash flows from the Company's investment portfolio, either in the form of interest or principal payments, are an additional source of liquidity. Because the duration of the Company's investment portfolio relative to the duration of its liabilities is closely managed, increases or decreases in market interest rates are not expected to have a material effect on the Company's liquidity.

The Company generally designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as accumulated other comprehensive income within stockholders' equity. At March 31, 2002, the

Company recorded as accumulated other comprehensive income in its Consolidated Balance Sheet $1,184,000 of unrealized gains, net of taxes, associated with its investments classified as available for sale. During the three months ended March 31, 2002 the Company recorded $628,000 of unrealized losses, net of tax, associated with its available for sale investments as other comprehensive income.

At March 31, 2002, the Company's portfolio of fixed maturity investments represented 92.3% of invested assets. Management believes that this level of bond holdings is consistent with the Company's liquidity needs because it anticipates that cash receipts from net premiums written and investment income will enable the Company to satisfy its cash obligations. Furthermore, a portion of the Company's bond portfolio is invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide monthly paydowns of bond principal.

At March 31, 2002, $65,264,000 or 33.7%, of the Company's fixed maturity portfolio was invested in mortgage-basked and other asset-backed securities. The Company invests in a variety of collateralized mortgage obligation ("CMO") products but has not invested in the derivative type of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company's CMO investments have a secondary market and their effect on the Company's liquidity does not differ from that of other fixed maturity investments.

At March 31, 2002, $45,991,000 or 21.9% of the Company's investment portfolio was invested in fixed maturity obligations of the U.S. Government or its government sponsored agencies. Of this amount, $33,212,000 was invested in United States Treasury Inflation Index Notes (TIPS). TIPS differ from traditional treasury securities in that in addition to regular coupon payments, the principal value changes daily based upon the Consumer Price Index (CPI) as published by the United States Department of Labor. Accretion based upon the CPI becomes part of the total return of the security and is subject to change as the CPI rises or falls. Accretion can therefore be positive or negative and is recorded as a component of net investment income. TIPS perform best in a declining interest rate environment when the referenced CPI is rising. The Company sold its entire TIPS investment in April, 2002 and recorded a gain on the sale of $1,303,000.

At March 31, 2002 $8,688,000, or 4.1%, of the Company's investment portfolio was invested in non-investment grade securities compared to $9,433,000, or 4.3%, at March 31, 2001. All of the Company's non-investment grade securities are currently performing to the Company's purchase expectations.

During the three months ended March 31, 2002, the Company repurchased 114,300 shares of its common stock at an average price per share of $21.29. The Company was holding 1,139,700 shares of its common stock in treasury at March 31, 2002.

The Company has arranged for a $2,000,000 unsecured credit facility from a bank in the form of a master grid note. Any borrowings under this facility are payable on demand and carry an interest rate which can be fixed or variable and is negotiated at the time of each advance. This facility is available for general working capital purposes and for repurchases of the Company's common stock. At March 31, 2002, $600,000 was outstanding on this loan.

As a holding company, the Company is dependent on cash dividends from MNH to meet its obligations, pay any cash dividends and repurchase its shares. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's statutory policyholders' surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve month period ending in 2002 without the prior approval of the New Hampshire Insurance Commissioner is $5,263,000. MNH paid $5,060,000 of dividends to the Company in 2001. Dividends were paid in February 2001, May 2001 and September 2001, of $2,200,000, $1,350,000 and $1,510,000, respectively. MNH paid a dividend of $2,200,000 to the Company on February 19, 2002 and as such is restricted from paying another dividend to the Company until May 2002. On May 1, 2002, the Board of Directors of MNH declared a $900,000 cash dividend payable on May 30, 2002 to common stockholders of record on May 30, 2002. The Company declared cash dividends to its common stockholders of $.10 per share in the first quarter of 2002 amounting to $223,000. The Company declared a quarterly cash dividend of $.10 per share payable on June 4, 2002 to shareholders of record as of the close of business on May 17, 2002.

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

Regulatory guidelines suggest that the ratio of a property-casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. MNH has consistently followed a business strategy that would allow it to meet this 3 to 1 regulatory guideline. For the first three months of 2002, MNH's ratio of net premiums written to statutory surplus, annualized for a full year, was 1.5 to 1.

Relationship with Mutual
------------------------

       The Company's and MNH's business and day-to-day operations are closely aligned with those of Mutual. This is the result of a combination of factors. Mutual has had a historical ownership interest in the Company and MNH. Prior to November 1986 MNH was a wholly-owned subsidiary of Mutual. Following the Company's initial public offering in November 1986 and until a secondary stock offering in July 1993 the Company was a majority-owned subsidiary of Mutual. Mutual currently owns 12.1% of the Company's common stock. Under the Management Agreement, Mutual provides the Company and MNH with all facilities and with personnel to operate their business. With the exception of the Chief Operating Officer of MNH, the only officers of the Company or MNH who are paid full time employees are employees of Mutual whose services are purchased under the Management Agreement. Also, the operation of the Company's insurance business, which offers substantially the same lines of insurance as Mutual through the same independent insurance agents, creates a very close relationship among the companies.

       During 1998, Mutual initiated discussions with the Company concerning proposals for the acquisition of the Company by Mutual. The Company determined that the terms proposed by Mutual were inadequate. The Company also determined that the Management Agreement, as currently written, creates a conflict of interest between the Company and Mutual in their joint operation and prevents the Company's shareholders from realizing the Company's fair value in a sale or merger. Accordingly, on July 23, 1998 the Company gave notice to Mutual of its intention to terminate the Management Agreement, and therefore, the Management Agreement will terminate on July 23, 2003 unless the parties agree to renew or extend it.

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

Any agreement between MNH and Mutual or any other insurer to manage the business of MNH will require the approval of the New Hampshire Insurance Department and in the insurance department of state of the manager's domicile. State insurance departments have broad discretion to approve or disallow actions or agreements of their subject insurers in order to protect the interests of the public and policyholders, as the regulators perceive those interests to be.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market Risk
-----------

Market risk represents the potential for loss due to changes in the fair value of financial instruments. The market risk related to the Company's financial instruments primarily relates to its investment portfolio. The value of the Company's investment portfolio of $209,674,000 at March 31, 2002 is subject to changes in interest rates and to a lesser extent on credit quality. Further, certain mortgage-backed and asset-backed securities are exposed to accelerated prepayment risk generally caused by interest rate movements. If interest rates were to decline, mortgage holders would be more likely to refinance existing mortgages at lower rates. Acceleration of future repayments could adversely affect future investment income, if reinvestment of the accelerated receipts was made in lower yielding securities.

The following table provides information related to the Company's fixed maturity investments at March 31, 2002. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based upon the maturity date or, in the case of mortgage-backed and asset-backed securities, expected payment patterns. Actual cash flows could differ from those shown in the table.

Fixed Maturities
----------------

Expected Cash Flows of Principal Amounts ($ in 000's):


                                                                                                                TOTAL
                                                                                                                -----
                                                                                                                      Esti-
                                                                                                           Amor-      mated
                                                                                              There-      tized      Market
                                   2002        2003        2004        2005        2006       after        Cost       Value
                                 --------    --------    --------    --------    --------    --------    --------   --------
Held to Maturity
----------------

Mortgage & asset backed
       securities                $  2,007    $  1,644    $  2,602    $  2,707    $  1,031    $    214    $ 10,205   $ 10,939
    Average interest rate             7.1%        7.1%        7.1%        7.1%        7.1%        7.2%        ---        ---
                                 --------    --------    --------    --------    --------    --------    --------   --------
Total                            $  2,007    $  1,644    $  2,602    $  2,707    $  1,031    $    214    $ 10,205   $ 10,939
                                 ========    ========    ========    ========    ========    ========    ========   ========

Available for Sale
------------------

U.S. Treasury securities and
       obligations of U.S.
       Government corporations
       and agencies              $  3,496    $  4,198    $      0    $  5,086    $      0    $ 33,212    $ 45,992   $ 47,007
    Average interest rate             6.9%        4.1%        0.0%        4.2%        0.0%        4.9%        ---        ---

Obligations of states and
       political subdivisions       1,485       6,309       1,004           0           0          40       8,838      9,007
    Average interest rate             8.1%        7.2%        4.4%        0.0%        0.0%        7.3%        ---        ---

Corporate securities               20,581      31,099       6,269       9,640           0       4,207      71,796     72,236
    Average interest rate             7.2%        5.3%        6.8%        4.1%        0.0%       11.3%        ---        ---

Mortgage & asset
       backed securities            8,543      23,499      15,322         797       2,386       3,725      54,272     55,059
    Average interest rate             5.7%        5.3%        5.5%        6.5%        5.1%        7.0%        ---        ---
                                 --------    --------    --------    --------    --------    --------    --------   --------

Total                            $ 34,105    $ 65,105    $ 22,595    $ 15,523    $  2,386    $ 41,184    $180,898   $183,309
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



                             *  *  *  *  *  *  *  *


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

                With the exception of historical information, the matters and statements discussed, made or incorporated by reference in this Quarterly Report on Form 10-Q constitute forward-looking statements and are discussed, made or incorporated by reference, as the case may be, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements may include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations and intentions. Words such as "believes," "forecasts," "intends," "possible," "expects," "anticipates," "estimates," or "plans" and similar expressions are intended to identify forward looking statements. Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by those statements. These assumptions, risks and uncertainties include, but are not limited to, those associated with factors affecting the property-casualty insurance industry generally, including price competition, the Company's dependence on state insurance departments for approval of rate increases; size and frequency of claims, escalating damage awards, natural disasters, fluctuations in interest rates and general business conditions; the Company's dependence on investment income; the geographic concentration of the Company's business in the Northeastern United States and in particular in New York, New Hampshire, New Jersey, Rhode Island, Pennsylvania and Massachusetts; the adequacy of the Company's loss reserves; the Company's dependence on the general reinsurance market; government regulation of the insurance industry; exposure to environmental claims; dependence of the Company on its relationship with Mutual and the uncertainty concerning what will happen if the Management Agreement with Mutual is either not renewed or extended beyond its termination date of July 23, 2003; the Company's intention to reduce written premium in business segments that it believes no longer provide a satisfactory return; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Commission. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date of this report.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MERCHANTS GROUP, INC.
                                          (Registrant)




Date: May 8, 2002                           By:/s/ Kenneth J. Wilson
                                               ---------------------
                                            Kenneth J. Wilson
                                            Chief Financial Officer and
                                            Treasurer (duly authorized
                                            officer of the registrant and
                                            chief accounting officer)