Form 10-Q
period 2002-06-30
MERCHANTS GROUP INC
filed 2002-08-13
CIK 803027

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2002.

                       2,110,152 SHARES OF COMMON STOCK.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (in thousands)

                                                        December 31,   June 30,
                          ASSETS                            2001          2002
                                                          --------      --------
                                                                 (unaudited)
Investments:
  Fixed maturities:
    Held to maturity at amortized cost (fair value
        $14,035 in 2001 and $8,317 in 2002)               $ 13,042      $  7,744
    Available for sale at fair value (amortized cost
        $178,815 in 2001 and $182,990 in 2002)             182,170       185,360
  Preferred stock at fair value                              9,422         8,284
  Other long-term investments at fair value                  1,593         1,034
  Short-term investments                                     6,905         4,345
                                                          --------      --------

             Total investments                             213,132       206,767

Cash                                                         1,197             6
Interest due and accrued                                     2,309         1,846
Premiums receivable, net of allowance for doubtful
    accounts of $431 in 2001 and $339 in 2002               21,685        17,132
Deferred policy acquisition costs                           12,354        10,187
Ceded reinsurance balances receivable                       18,810        19,505
Prepaid reinsurance premiums                                 3,559         2,182
Deferred income taxes                                        4,790         4,928
Other assets                                                 8,727         9,230
                                                          --------      --------

             Total assets                                 $286,563      $271,783
                                                          ========      ========





               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                       (in thousands except share amounts)

                                                                       December 31,      June 30,
                                                                          2001            2002
                                                                       ---------       ---------
                                                                                      (unaudited)
        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Reserve for losses and loss adjustment expenses                    $ 151,355       $ 148,385
    Unearned premiums                                                     50,179          40,623
    Demand loan                                                              200            --
    Payable to affiliate                                                     852           1,744
    Other liabilities                                                     15,426          14,026
                                                                       ---------       ---------

             Total liabilities                                           218,012         204,778
                                                                       ---------       ---------

Stockholders' equity:
    Common stock, 10,000,000 shares authorized, 2,224,452 shares issued and outstanding at December 31, 2001 and 2,110,152
        shares issued and outstanding at June 30, 2002                        32              32
    Additional paid in capital                                            35,795          35,795
    Treasury stock, 1,025,400 shares at December 31, 2001
        and 1,139,700 shares at June 30, 2002                            (20,332)        (22,766)
    Accumulated other comprehensive income                                 1,812           1,289
    Accumulated earnings                                                  51,244          52,655
                                                                       ---------       ---------
             Total stockholders' equity                                   68,551          67,005
                                                                       ---------       ---------

Commitments and contingent liabilities

             Total liabilities and stockholders' equity                $ 286,563       $ 271,783
                                                                       =========       =========






               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (in thousands except per share amounts)


                                              Three Months               Six Months
                                              Ended June 30,            Ended June 30,
                                            2001         2002        2001          2002
                                          -------      -------      -------      -------
                      (unaudited)
Revenues:
    Net premiums earned                   $23,154      $21,569      $46,507      $44,699
    Net investment income                   3,472        2,727        7,035        5,297
    Net realized investment gains              39        1,310           82        1,383
    Other revenues                            117          210          254          437
                                          -------      -------      -------      -------
        Total revenues                     26,782       25,816       53,878       51,816
                                          -------      -------      -------      -------

Expenses:
    Net losses and loss adjustment
        expenses                           17,620       15,853       36,381       33,749
    Amortization of deferred policy
        acquisition costs                   6,136        5,716       12,324       11,845
    Other underwriting expenses             1,116        1,407        2,933        3,142
                                          -------      -------      -------      -------
        Total expenses                     24,872       22,976       51,638       48,736
                                          -------      -------      -------      -------

Income before income taxes                  1,910        2,840        2,240        3,080
Income tax provision                          693        1,136          812        1,234
                                          -------      -------      -------      -------
        Net income                        $ 1,217      $ 1,704      $ 1,428      $ 1,846
                                          =======      =======      =======      =======

Basic and diluted earnings per share      $   .52      $   .81      $   .60      $   .86
                                          =======      =======      =======      =======



Weighted average shares outstanding:
    Basic                                   2,357        2,110        2,389        2,141
    Diluted                                 2,359        2,115        2,391        2,145





               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                 (in thousands)


                                                   Three Months                  Six Months
                                                  Ended June 30,             Ended June 30,
                                                2001           2002          2001          2002
                                               -------       -------       -------       -------
                                                                 (unaudited)
Net income                                     $ 1,217       $ 1,704       $ 1,428       $ 1,846
                                               -------       -------       -------       -------
Other comprehensive income (loss)
    before taxes:
    Unrealized gains on securities                 467         1,479         3,302           543
    Reclassification adjustment
        for gains and losses included
        in net income                              (39)       (1,310)          (82)       (1,383)
                                               -------       -------       -------       -------
Other comprehensive income (loss)
    before taxes                                   428           169         3,220          (840)
Income tax provision (benefit) related to
    items of other comprehensive income            164            64         1,232          (317)
                                               -------       -------       -------       -------
Other comprehensive income (loss)                  264           105         1,988          (523)
                                               -------       -------       -------       -------

Comprehensive income                           $ 1,481       $ 1,809       $ 3,416       $ 1,323
                                               =======       =======       =======       =======





               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (in thousands)


                                                             Six Months
                                                            Ended June 30,
                                                          2001           2002
                                                        --------       --------
                                                              (unaudited)

Common stock, beginning and end                         $     32       $     32
                                                        --------       --------

Additional paid in capital, beginning and end:            35,680         35,795
                                                        --------       --------

Treasury stock:
    Beginning of period                                  (16,063)       (20,332)
    Purchase of treasury shares                           (2,060)        (2,434)
                                                        --------       --------
    End of period                                        (18,123)       (22,766)
                                                        --------       --------

Accumulated other comprehensive income (loss):
    Beginning of period                                     (875)         1,812
    Other comprehensive income (loss)                      1,988           (523)
                                                        --------       --------
    End of period                                          1,113          1,289
                                                        --------       --------

Accumulated earnings:
    Beginning of period                                   51,348         51,244
    Net income                                             1,428          1,846
    Cash dividends                                          (472)          (435)
                                                        --------       --------
    End of period                                         52,304         52,655
                                                        --------       --------

        Total stockholders' equity                      $ 71,006       $ 67,005
                                                        ========       ========



               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (in thousands)

                                                                     Six Months
                                                                   Ended June 30,
                                                                  2001           2002
                                                                --------       --------
                                                                      (unaudited)
Cash flows from operations:
    Collection of premiums                                      $ 44,657       $ 40,677
    Payment of losses and loss adjustment expenses               (37,661)       (37,730)
    Payment of other underwriting expenses                       (17,193)       (14,521)
    Investment income received                                     6,919          5,916
    Investment expenses paid                                        (157)          (173)
    Income taxes paid                                               (830)          (545)
    Other                                                            252            437
                                                                --------       --------
        Net cash used in operations                               (4,013)        (5,939)
                                                                --------       --------
Cash flows from investing activities:
    Proceeds from fixed maturities sold or matured                53,140         77,428
    Purchase of fixed maturities                                 (47,978)       (74,670)
    Net (increase) decrease in preferred stock                      (117)         1,049
    Net (increase) decrease in other long-term investments          (480)           558
    Net decrease in short-term investments                           795          2,560
                                                                --------       --------
        Net cash provided by investing activities                  5,360          6,925
                                                                --------       --------
Cash flows from financing activities:
    Settlement of affiliate balances                               1,184            892
    Decrease in demand loan, net                                    --             (200)
    Purchase of treasury stock                                    (2,060)        (2,434)
    Cash dividends                                                  (472)          (435)
                                                                --------       --------
        Net cash used in financing activities                     (1,348)        (2,177)
                                                                --------       --------
        Decrease in cash                                              (1)        (1,191)
Cash:
    Beginning of period                                                5          1,197
                                                                --------       --------
    End of period                                               $      4       $      6
                                                                ========       ========




               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    RECONCILIATION OF NET INCOME TO NET CASH

                             PROVIDED BY OPERATIONS

                                 (in thousands)

                                                               Six Months
                                                             Ended June 30,
                                                           2001            2002
                                                          -------       -------
                                                               (unaudited)
Net income                                                $ 1,428       $ 1,846

Adjustments:
    Accretion of bond discount                               (718)          (17)
    Realized investment gains                                 (82)       (1,383)

(Increase) decrease in assets:
    Interest due and accrued                                  445           463
    Premiums receivable                                    (1,193)        4,553
    Deferred policy acquisition costs                         155         2,167
    Ceded reinsurance balances receivable                  (3,032)         (695)
    Prepaid reinsurance premiums                              251         1,377
    Deferred income taxes                                     233           179
    Other assets                                             (274)         (503)

Increase (decrease) in liabilities:
    Reserve for losses and loss adjustment expenses         1,578        (2,970)
    Unearned premiums                                        (834)       (9,556)
    Other liabilities                                      (1,970)       (1,400)
                                                          -------       -------

Net cash used in operations                               $(4,013)      $(5,939)
                                                          =======       =======






               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated balance sheet as of June 30, 2002 and the related consolidated statements of operations, and of comprehensive income for the three and six month periods ended June 30, 2002 and of changes in stockholders' equity and of cash flows for the six month period ended June 30, 2001 and 2002, respectively, are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of financial position and results of operations. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

2.   RELATED PARTY TRANSACTIONS

With the exception of the Chief Operating Officer of MNH, the Company and MNH have no paid employees. Under a management agreement dated September 29, 1986 (the Management Agreement), Merchants Mutual Insurance Company (Mutual), which owned 12.1% of the Company's common stock at June 30, 2002, provides the Company and MNH with the facilities, management and personnel required to manage their day-to-day business. All underwriting, administrative, claims and investment expenses incurred on behalf of Mutual and MNH are shared on an allocated cost basis, determined as follows: for underwriting and administrative expenses, the respective share of total direct premiums written for Mutual and MNH serves as the basis of allocation; for claims expenses, the average number of outstanding claims is used; investment expenses are shared based on each company's share of total invested assets.

3.   EARNINGS PER SHARE

Basic and diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each period, increased by the assumed exercise of 35,500 and 8,000 shares of common stock options for the three and six month periods in 2002 and 2001, respectively, which would have resulted in 5,044 and 2,015 additional shares outstanding for the three month periods, respectively, and 3,976 and 1,949 additional shares outstanding for the six month periods, respectively, assuming the proceeds to the Company from exercise were used to purchase shares of the Company's common stock at its average market value per share during the respective period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

See "Safe Harbor Statement under the Private Securities Litigation Reform Act," which is incorporated in this Item by reference.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

Total revenues for the six months ended June 30, 2002 were $51,816,000, a decrease of $2,062,000 or 4%, from $53,878,000 for the six months ended June 30, 2001.

Direct premiums written for the six months ended June 30, 2002 were $38,120,000, a decrease of $11,615,000 or 23%, from $49,735,000 for the six months ended June 30, 2001. Voluntary direct premiums written for the six months ended June 30, 2002 were $35,251,000, a decrease of $12,961,000 or 27%, from $48,212,000 for the six months ended June 30, 2001.

Voluntary personal lines direct premiums written for the six months ended June 30, 2002 were $18,582,000, a decrease of less than 1% from $18,605,000 for the six months ended June 30, 2001. The modest reduction in voluntary personal lines direct premiums written is due to the Company's decision not to accept new private passenger automobile (PPA) applications in certain states where the Company intends to reduce its PPA exposures due to unfavorable market conditions. This decision was implemented effective April 1, 2002. The reduction in voluntary personal lines direct premiums written is a result of fewer policies in force due to the Company's decision not to accept new PPA applications. The reduction in the number of auto policies has been substantially offset by rate increases implemented in some territories.

Voluntary commercial lines direct premiums written for the six months ended June 30, 2002 were $16,670,000, a decrease of $12,937,000 or 44%, from $29,607,000 for the six months ended June 30, 2001. Commercial lines new business units decreased 64% compared to the year earlier period. Direct premiums written decreased for every commercial line of business for the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

The decrease in voluntary commercial lines direct premiums written is consistent with the actions undertaken by the Company in the fourth quarter of 2001 to exit certain classes of commercial insurance, thereby reducing direct premiums written in business segments that it believes do not provide the opportunity to earn a satisfactory return. The magnitude of the decrease in voluntary commercial lines direct premiums written was greater than anticipated due in part to some commercial business, other than in the exited classes and related policies, moving to other insurance carriers. As a result of the withdrawal from certain classes of commercial insurance, the Company expects its commercial business to decline for the remainder of 2002.

Involuntary direct premiums written, primarily PPA insurance, which comprised 8% and 3% of all direct premiums written during the six months ended June 30, 2002 and 2001, respectively, increased by $1,346,000, or 88%, to $2,869,000 for the six months ended June 30, 2002 from $1,523,000 for the six months ended June 30, 2001, primarily due to an increase in the number of policies written under the New York Automobile Insurance Plan (NYAIP). The Company is unable to predict the volume of future assignments it will receive from the NYAIP.

Net premiums written decreased $9,404,000, or 20%, to $36,520,000 for the six months ended June 30, 2002 from $45,924,000 for the six months ended June 30, 2001, due to the 23% decrease in direct premiums written. Net premiums earned for the six months ended June 30, 2002 were $44,699,000, a decrease of 4% from $46,507,000 for the six months ended June 30, 2001.

Net investment income was $5,297,000 for the six months ended June 30, 2002, a decrease of 25% from $7,035,000 for the six months ended June 30, 2001. The average pre-tax yield associated with the investment portfolio decreased 113 basis points to 5.62% for the six months ended June 30, 2002. Average invested assets for the six months ended June 30, 2002 decreased 3% compared to the year earlier period.

Net realized investment gains were $1,383,000 for the six months ended June 30, 2002 compared to $82,000 for the six months ended June 30, 2001. In April 2002, the Company sold its entire position of United States Treasury Inflation Index Notes (TIPS) and recorded a realized gain of $1,303,000.

Other revenues were $437,000 for the six months ended June 30, 2002, an increase of $183,000, or 72%, from $254,000 for the six months ended June 30, 2001. This increase primarily resulted from an increase in installment fee income that in turn resulted from the Company's mid-2001 implementation of a new billing system that allowed for an increase in the number of payment options to the Company's policyholders as well as the initiation of late payment fees.

Losses and LAE were $33,749,000 for the six months ended June 30, 2002, a decrease of $2,632,000 or 7%, from $36,381,000 for the six months ended June 30, 2001. The loss and LAE ratio decreased to 75.5% for the six months ended June 30, 2002 from 78.2% for the six months ended June 30, 2001. The decrease in the loss and LAE ratio related primarily to the current accident year and was attributable to a decrease in claims frequency and severity in the Company's commercial lines of business.

The ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned increased to 33.5% for the six months ended June 30, 2002 from 32.8% for the six months ended June 30, 2001. Commissions, premium taxes and state assessments that vary directly with the Company's premium volume represented 21.9% of net premiums earned in the six months ended June 30, 2002 compared to 20.2% for the six months ended June 30, 2001.

The Company's effective income tax rate for the six months ended June 30, 2001 was 40.1%. This rate was calculated based upon the Company's estimate of its effective income tax rate for all of 2002.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001

Total revenues for the three months ended June 30, 2002 were $25,816,000, a decrease of $966,000, or 4%, from $26,782,000 for the three months ended June 30, 2001.

Voluntary personal lines direct premiums written for the three months ended June 30, 2002 were $9,851,000, a decrease of $241,000, or 2%, from $10,092,000 for the three months ended June 30, 2001. PPA direct premiums written decreased 3% from the year earlier period. Homeowners direct premiums written for the three months ended June 30, 2001 increased 1% compared to the three months ended June 30, 2001. The decrease in voluntary personal lines direct premiums written for the three months ended June 30, 2002 is attributable to the same factors affecting voluntary personal lines direct premiums written for the six months ended June 30, 2002, discussed earlier in this item.

Voluntary commercial lines direct premiums written for the three months ended June 30, 2002 were $6,128,000, a decrease of $10,268,000, or 63%, from
$16,396,000 for the three months ended June 30, 2001. This decrease in commercial lines direct written premiums is attributable to the same factors affecting voluntary commercial lines direct premiums written for the six months ended June 30, 2002, as discussed earlier in this item.

Involuntary direct premiums written for the three months ended June 30, 2002 were $1,660,000, an increase of $655,000, or 65%, from $1,005,000 for the three months ended June 30, 2001. Involuntary written premiums are affected by the size of the involuntary markets in which the Company operates, primarily the NYAIP.

Net investment income was $2,727,000 for the three months ended June 30, 2002, a $745,000, or 21%, decrease from $3,472,000 for the three months ended June 30, 2001, primarily due to a 3% decrease in average invested assets and a 102 basis point decrease in the investment portfolio yield.

Net realized investment gains were $1,310,000 for the three months ended June 30, 2002 compared to $39,000 for the three months ended June 30, 2001 due to the sale of the Company's entire TIPS position as discussed earlier in this item.

Losses and LAE were $15,853,000 for the three months ended June 30, 2002, a decrease of $1,767,000, or 10%, from $17,620,000 for the three months ended June 30, 2001. The loss and LAE ratio decreased to 73.5% for the three months ended June 30, 2002 from 76.1% for the three months ended June 30, 2001. The decrease in the loss and LAE ratio is attributable to the same factors affecting losses and LAE for the six months ended June 30, 2002 discussed earlier in this item.

The ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned increased to 33.0% for the three months ended June 30, 2002 from 31.3% for the three months ended June 30, 2001. Commissions, premium taxes and other state assessments that vary with the Company's premium volume represented 22.2% of net premiums earned in the three months ended June 30, 2002 compared to 19.4% for the three months ended June 30, 2001 primarily due to increased reinsurance commissions paid on a higher volume of assumed premiums from various reinsurance facilities.

LIQUIDITY AND CAPITAL RESOURCES

In developing its investment strategy, the Company determines a level of cash and short-term investments which, when combined with expected cash flow, is estimated to be adequate to meet expected cash obligations. Historically, the excess of premiums collected over payments on claims, combined with cash flow from investments, has provided the Company with short-term funds in excess of normal operating demands for cash. For the six months ended June 30, 2002, the Company's operating activities used $5,939,000 of cash, an increase of $1,926,000 or 48% compared to the six months ended June 30, 2001. The Company's intention to continue to reduce direct premiums written in business segments where returns are unsatisfactory will likely result in continued negative cash flows from operations. The Company believes that careful management of the relationship between assets and liabililities will minimize the likelihood that unanticipated investment portfolio sales will be necessary to fund insurance operations and that the effect of any such sale on the Company's stockholders' equity will not be material.

The Company's objectives with respect to its investment portfolio include maximizing total returns within investment guidelines while protecting stockholders' equity and maintaining flexibility. Like other property and casualty insurers, the Company relies on premiums as a major source of cash, and therefore liquidity. Cash flows from the Company's investment portfolio, either in the form of interest or principal payments, are an additional source of liquidity. Because the duration of the Company's investment portfolio is less than the duration of its liabilities, increases or decreases in market interest rates are not expected to have a material effect on the Company's liquidity.

The Company generally designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as a component of accumulated other comprehensive income within stockholders' equity. At June 30, 2002, the Company had recorded $1,289,000 of net unrealized gains, net of taxes, associated with its investments classified as "available for sale" as accumulated other comprehensive income. During the six months ended June 30, 2002 the Company recorded $523,000 of net unrealized losses, net of tax, associated with its available for sale investments as a component of other comprehensive income.

At June 30, 2002, the Company's portfolio of fixed maturities represented 93.4% of invested assets. Management believes that this level of bond holdings is consistent with the Company's liquidity needs because a portion of the Company's bond portfolio is invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide monthly paydowns of bond principal.

At June 30, 2002, $105,876,000, or 51.2%, of the Company's fixed maturity portfolio was invested in mortgage-backed and other asset backed securities. The Company invests in a variety of collateralized mortgage obligation (CMO) products but has not invested in the derivative type of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company's CMO investments have an active secondary market and their effect on the Company's liquidity does not differ from that of other fixed maturity investments. The Company does not own any other derivative financial instruments.

At June 30, 2002, $5,603,853, or 2.7% of the Company's investment portfolio was invested in non-investment grade securities compared to $10,522,000, or 4.9% at June 30, 2001.

The Company has arranged for a $2,000,000 unsecured credit facility from a bank in the form of a master grid note. Any borrowings under this facility are payable on demand and carry an interest rate which can be fixed or variable and is negotiated at the time of each advance. This facility is available for general working capital purposes and for repurchases of the Company's common stock. At June 30, 2002, no amount was outstanding on this loan.

During the six months ended June 30, 2002, the Company repurchased 114,300 shares of its common stock at an average price per share of $21.29. The Company was holding 1,139,700 shares of its common stock in treasury at June 30, 2002. The Company has suspended its program of repurchasing shares of its common stock on the open market. See RELATIONSHIP WITH MUTUAL.

As a holding company, the Company is dependent on cash dividends from MNH to meet its obligations, pay any cash dividends and repurchase its shares. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's statutory policyholders' surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve-month period ending in 2002 without the prior approval of the New Hampshire Insurance Commissioner is $5,263,000. MNH paid $5,060,000 of dividends to the Company in 2001. Dividends were paid in February 2001, May 2001 and September 2001, of $2,200,000, $1,350,000 and $1,510,000, respectively. MNH paid dividends to the Company of $2,300,000 and $900,000 on February 19, 2002 and May 30, 2002,
respectively. The Company paid cash dividends to its common stockholders of $.10 per share in each of the first two quarters of 2002 amounting to $435,000 in the aggregate.

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

Regulatory guidelines suggest that the ratio of a property-casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. MNH has consistently followed a business strategy that would allow it to meet this 3 to 1 regulatory guideline. For the first six months of 2002, MNH's ratio of net premiums written to statutory surplus, annualized for a full year, was 1.4 to 1.



RELATIONSHIP WITH MUTUAL

The Company's and MNH's business and day-to-day operations are closely aligned with those of Mutual. This is the result of a combination of factors. Mutual has had an historical ownership interest in the Company and MNH. Prior to November 1986 MNH was a wholly-owned subsidiary of Mutual. Following the Company's initial public offering in November 1986 and until a secondary stock offering in July 1993 the Company was a majority-owned subsidiary of Mutual. Mutual currently owns 12.1% of the Company's common stock. Under the Management Agreement, Mutual provides the Company and MNH with all facilities and personnel to operate their business. With the exception of the Chief Operating Officer of MNH, the only officers of the Company or MNH who are paid full time employees are employees of Mutual whose services are purchased under the Management Agreement. Also, the operation of the Company's insurance business, which offers substantially the same lines of insurance as Mutual through the same independent insurance agents, creates a very close relationship among the companies.

During 1998, the Company determined that the Management Agreement as currently written, creates a conflict of interest between the Company and Mutual in their joint operations. Accordingly, on July 23, 1998 the Company gave notice to Mutual of its intention to terminate the Management Agreement and therefore, the Management Agreement will terminate on July 23, 2003 unless the parties agree to renew or extend it.

The Company is evaluating its existing insurance business and its relationship with Mutual as well as other opportunities in the insurance marketplace. The Board and management, in consultation with financial and other industry professionals, are formulating a plan to develop one or more opportunities that have the potential for meaningful profitability. The Company is in negotiations with Mutual to develop a new relationship for the operational management of the Company's existing business only. If made, any such agreement is expected to entail, among other things, Mutual writing a larger portion of the combined personal lines of MNH and Mutual. Compensation of the Mutual would be based, in part, upon participation in profits (or losses) incurred in the existing portfolio of business. The Company anticipates that in the future it will appoint its own management to oversee its existing business and to develop and oversee other opportunities independent of Mutual.

Agreements between MNH and Mutual or other entities to provide services and underwrite business for MNH will require the approval of the New Hampshire Insurance Department, MNH's state of domicile, and possibly the insurance departments of other states, as well. State insurance departments have broad discretion to approve or disallow actions or agreements of their subject insurers in order to protect the interests of the public and policyholders.

The Company has suspended the repurchasing of shares of its common stock on the open market at least until its negotiations with Mutual have been completed, its revised plan has been adopted, and these matters have been approved by the applicable regulators.

In June 2002, MNH gave notice to Mutual that it is terminating the quota share reinsurance between MNH and Mutual as of December 31, 2002. The agreement became effective on January 1, 1993 and allowed Mutual to cede and MNH to assume, up to 10% of Mutual's direct voluntary written premiums and related losses and LAE in exchange for a reinsurance commission of 35%. Mutual has not ceded any of its direct voluntary written premiums to MNH since 1995. The termination is subject to the prior approval of the New York Superintendent of Insurance.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Market risk represents the potential for loss due to changes in the fair value of financial instruments. The market risk related to the Company's financial instruments primarily relates to its investment portfolio. The value of the Company's investment portfolio of $207,340,000 at June 30, 2002 is subject to changes in interest rates and to a lesser extent on credit quality. Further, certain mortgage-backed and asset-backed securities are exposed to accelerated prepayment risk generally caused by interest rate movements. If interest rates were to decline, mortgage holders would be more likely to refinance existing mortgages at lower rates. Acceleration of future repayments could adversely affect future investment income, if reinvestment of the accelerated receipts was made in lower yielding securities.

The following table provides information related to the Company's fixed maturity investments at June 30, 2002. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based upon the maturity date or, in the case of mortgage-backed and asset-backed securities, expected payment patterns. Actual cash flows could differ from those shown in the table.

FIXED MATURITIES

Expected Cash Flows of Principal Amounts ($ in 000's):



HELD TO MATURITY                       2002          2003           2004            2005          2006
                                    --------       --------       --------       --------       --------

Mortgage & asset backed
       securities                   $  1,397       $  2,425       $  1,809       $  1,620       $    220
    Average interest rate                7.0%           7.0%           7.0%           7.1%           7.2%
                                    --------       --------       --------       --------       --------

Total                               $  1,397       $  2,425       $  1,809       $  1,620       $    220
                                    ========       ========       ========       ========       ========

AVAILABLE FOR SALE

U.S. Treasury securities and
       obligations of U.S.
       Government corporations
       and agencies                 $    499       $  4,195       $      0       $  8,285       $      0
    Average interest rate                7.1%           4.1%           0.0%           4.0%           0.0%

Obligations of states and
       political subdivisions              0          6,337          1,009              0              0
    Average interest rate                0.0%           7.2%           4.3%           0.0%           0.0%

Corporate securities                  15,820         27,811          6,814         12,626              0
    Average interest rate                7.1%           4.8%           7.6%           4.1%           0.0%

Mortgage & asset
       backed securities              17,650         32,751         22,390         12,620          4,167
    Average interest rate                5.6%           5.6%           5.7%           5.7%           5.8%
                                    --------       --------       --------       --------       --------

Total                               $ 33,969       $ 71,094       $ 30,213       $ 33,531       $  4,167
                                    ========       ========       ========       ========       ========

                                                               TOTAL
                                                               -----
                                                         AMOR-
                                        THERE-           TIZED        MARKET
HELD TO MATURITY                         AFTER           COST         VALUE
                                        --------       --------      --------

Mortgage & asset backed
       securities                       $    273       $  7,744      $  8,317
    Average interest rate                    7.2%          --            --
                                        --------       --------      --------

Total                                   $    273       $  7,744      $  8,317
                                        ========       ========      ========

AVAILABLE FOR SALE

U.S. Treasury securities and
       obligations of U.S.
       Government corporations
       and agencies                     $      0       $ 12,979      $ 13,126
    Average interest rate                    0.0%          --            --

Obligations of states and
       political subdivisions                 24          7,370         7,582
    Average interest rate                    7.3%          --            --

Corporate securities                       2,713         65,784        66,520
    Average interest rate                   13.6%          --            --

Mortgage & asset
       backed securities                   7,279         96,857        98,132
    Average interest rate                    5.9%          --            --
                                        --------       --------      --------

Total                                   $ 10,016       $182,990      $185,360
                                        ========       ========      ========



The discussion and the estimated amounts referred to above include forward-looking statements of market risk which involve certain assumptions as to market interest rates and the credit quality of the fixed maturity investments. Actual future market conditions may differ materially from such assumptions. See "Safe Harbor Statement under the Private Securities Litigation Reform Act," which is incorporated in this Item by reference.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.
         None.

Item 2.  Changes in Securities and Use of Proceeds.
         None.

Item 3.  Defaults Upon Senior Securities.
         None.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 1, 2002 the Company held its annual meeting of stockholders. During the meeting, Andrew A. Alberti and Frank J. Colantuono were re-elected Directors of the Company for three year terms to expire at the annual meeting in 2005. Brent
D. Baird, Richard E. Garman, Thomas E. Kahn, Henry P. Semmelhack and Robert M. Zak are Directors of the Company whose terms of office as Director continue beyond the date of the meeting. Mr. Kahn's, Mr. Semmelhack's and Mr. Zak's terms expire in 2003 and Mr. Baird's and Mr. Garman's terms expire in 2004.

Also during the meeting, stockholders ratified the appointment of PricewaterhouseCoopers LLP to serve as the Company's independent accountants for the year ending December 31, 2002.

A summary of stockholder voting with respect to the election of Directors is as follows:

                                    Election of                Election of
                                    A. Alberti                 F. Colantuono
                                    -----------                -------------

         For                        1,893,206                  1,892,206
         Withheld                       2,325                     3,325

A summary of stockholder voting with respect to the ratification of PricewaterhouseCoopers to serve as the Company's independent accountants for the year ending December 31, 2002 is as follows:

         For                        1,892,509
         Against                        1,452
         Abstained                      1,570

Item 5.  Other Information.
         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.
                  Exhibits required by Item 601 of Regulation S-K.

         3(a) Restated Certificate of Incorporation (incorporated by reference to Exhibit No. 3C to Amendment No. 1 to the Company's Registration Statement No. 33-9188 on Form S-1 Filed on November 7, 1986.

         (b) Restated By-laws (incorporated by reference to Exhibit 3D to Amendment No. 1 to the Company's Registration Statement No. 33-9188 on Form S-1 filed on November 7, 1986.

         4 Instruments defining the rights of security holders, including indentures - N/A.

         5        Opinion re legality - N/A.

         10(a) Management Agreement dated as of September 29, 1986 by and among Merchants Mutual Insurance Company, Registrant and Merchants Insurance Company of New Hampshire, Inc. (incorporated by reference to Exhibit No. 10a to the Company's Registration Statement (No. 33-9188) on Form S-1 filed on September 30, 1986).

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

         *(i) Merchants Mutual Capital Accumulation Plan (incorporated by reference to Exhibit No. 10g to the Company's Registration Statement (No. 33-9188) on Form S-1 filed on September 30,
                  1986).

         *(j) Merchants Mutual Capital Accumulation Plan, fifth amendment, effective January 1, 1999 (incorporated by reference to Exhibit 10j to the Company's 2000 Annual Report on Form 10-K filed on March 28, 2001).

          *(k) Merchants Mutual Capital Accumulation Plan Trust Agreement (restated as of January 1, 1996 (incorporated by reference to Exhibit 10(i) to the Company's 1996 Annual Report on Form 10-K (File No. 1-9640) filed on March 28, 1997).

          *(l) Merchants Mutual Supplemental Executive Retirement Plan dated as of December 29, 1989 and Agreement of Trust dated as of December 29, 1989 (incorporated by reference to Exhibit No. 10k to the Company's 1989 Annual Report on Form 10-K (File No. 1-9640) filed on March 21, 1990).

          *(m) Amendment dated June 10, 1992 to Agreement of Trust under Merchants Mutual Supplemental Executive Retirement Plan dated as of December 29, 1989 (incorporated by reference to Exhibit No. 10r to the Company's 1992 Annual Report on Form 10-K (File No. 1-9640) filed on March 31, 1993).

         *(n) Merchants Group, Inc. 1986 Stock Option Plan As Amended Through February 16, 1993 (incorporated by reference to Exhibit No. 10e to the Company's 1992 Annual Report on Form 10-K (File No. 1-9640) filed on March 31, 1993).

         *(o) Form of Amended Indemnification Agreement entered into by Registrant with each director and executive office of Registrant (incorporated by reference to Exhibit No. 10n to Amendment No. 1 to the Company's Registration Statement on (No. 33-9188) Form S-1 filed on November 7, 1986).

         *(p) Merchants Mutual Insurance Company Adjusted Return on Equity Incentive Compensation Plan January 1, 2000 (incorporated by reference to Exhibit 10p to the Company's 2000 Annual Report on Form 10-K filed on March 28, 2001).

         *(q) Merchants Mutual Insurance Company Adjusted Return on Equity Long Term Incentive Compensation Plan January 1, 2000 (incorporated by reference to Exhibit 10q to the Company's 2000 Annual Report on Form 10-K filed on March 28, 2001).

         *(r) Employee Retention Agreement between Robert M. Zak and Merchants Mutual Insurance Company dated as of March 1, 1999 (incorporated by reference to Exhibit No. 10a to the Company's June 30, 1999 Quarterly Report on Form 10-Q filed on August 12, 1999).

         *(s) Employee Retention Agreement between Edward M. Murphy and Merchants Mutual Insurance Company dated as of March 1, 1999 (incorporated by reference to Exhibit 10r to the Company's 1998 Annual Report on Form 10-K filed on March 29, 1999).

         *(t) Employee Retention Agreement between Kenneth J. Wilson and Merchants Mutual Insurance Company dated as of March 1, 1999 (incorporated by reference to Exhibit 10s to the Company's 1998 Annual Report on Form 10-K filed on March 29, 1999).

         *(u) Consulting Agreement between Stephen C. June and Merchants Insurance Company of New Hampshire, Inc. ("MNH") dated as of May 7, 2001 incorporated by reference to Exhibit 10t to the Company's 2001 Annual Report on Form 10-K filed on March 21, 2002.

         *(v) Employment Agreement between Stephen C. June and MNH dated as of April 1, 2002 incorporated by reference to Exhibit 10u to the Company's 2001 Annual Report on Form 10-K filed on March 21, 2002.

         11       Statement re computation of per share earnings - N/A.

         12       Statement re computation of ratios - N/A.

         15     Letter re unaudited interim financial information - N/A.

         18     Letter re change in accounting principles - N/A.

         19     Report furnished to security holder - N/A.

         22 Published report regarding matters submitted to vote of security holders - N/A.

         23     Consents of experts and counsel - N/A.

         24     Power of attorney - N/A.

         99(a) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) (filed herewith).

         * Indicates a management contract or compensation plan or arrangement.

         (b)    Reports on Form 8-K.

         No reports on Form 8-K were filed during the period for which this report is filed.


                            *  *  *  *  *  *  *  *  *

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

With the exception of historical information, the matters and statements discussed, made or incorporated by reference in this Quarterly Report on Form 10-Q constitute forward-looking statements and are discussed, made or incorporated by reference, as the case may be, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations and intentions. Words such as "believes," "forecasts," "intends," "possible," "expects," "anticipates," "estimates," or "plans" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks and uncertainties include, but are not limited to, those associated with factors affecting the property-casualty insurance industry generally, including price competition, the Company's dependence on state insurance departments for approval of rate increases; size and frequency of claims, escalating damage awards, natural disasters, fluctuations in interest rates and general business conditions; the Company's dependence on investment income; the geographic concentration of the Company's business in the Northeastern United States and in particular in New York, New

Hampshire, New Jersey, Rhode Island, Pennsylvania and Massachusetts; the adequacy of the Company's loss reserves; the Company's dependence on the general reinsurance market; government regulation of the insurance industry; exposure to environmental claims; dependence of the Company on its relationship with Mutual and the uncertainty concerning what will happen if the Management Agreement with Mutual is either not renewed or extended beyond its termination date of July 23, 2003, or replaced with a different arrangement; the Company's intention to reduce written premium in business segments that it believes no longer provide a satisfactory return; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Commission. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date of this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. MERCHANTS GROUP, INC. (Registrant)



Date: August 13, 2002                    By:/S/ Kenneth J. Wilson
                                            ---------------------
                                        Kenneth J. Wilson
                                        Chief Financial Officer and
                                        Treasurer (duly authorized
                                        officer of the registrant and
                                        chief accounting officer)