Form 10-Q
period 2002-09-30
MERCHANTS GROUP INC
filed 2002-11-08
CIK 803027

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2002.

                       2,110,152 SHARES OF COMMON STOCK.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (in thousands)

                                                         December 31,   September 30,
                          Assets                             2001           2002
                          ------                         ------------   -------------
                                                                         (unaudited)
Investments:
  Fixed maturities:
    Held to maturity at amortized cost (fair value
        $14,035 in 2001 and $6,764 in 2002)                $ 13,042       $  6,458
    Available for sale at fair value (amortized cost
        $178,815 in 2001 and $183,459 in 2002)              182,170        186,652
  Preferred stock at fair value                               9,422          8,240
  Other long-term investments at fair value                   1,593          1,962
  Short-term investments                                      6,905          5,935
                                                           --------       --------

             Total investments                              213,132        209,247

Cash                                                          1,197             25
Interest due and accrued                                      2,309          1,828
Premiums receivable, net of allowance for doubtful
    accounts of $431 in 2001 and $299 in 2002                21,685         15,005
Deferred policy acquisition costs                            12,354          9,340
Ceded reinsurance balances receivable                        18,810         19,314
Prepaid reinsurance premiums                                  3,559          1,462
Receivable from affiliate                                        --            957
Deferred income taxes                                         4,790          4,925
Other assets                                                  8,727          8,659
                                                           --------       --------

             Total assets                                  $286,563       $270,762
                                                           ========       ========



               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                       (in thousands except share amounts)

                                                                                December 31,   September 30,
                                                                                    2001           2002
                                                                                ------------   -------------
                                                                                                (unaudited)
        Liabilities and Stockholders' Equity

Liabilities:
    Reserve for losses and loss adjustment expenses                             $ 151,355      $ 149,712
    Unearned premiums                                                              50,179         37,461
    Payable for securities                                                             --          1,455
    Demand loan                                                                       200             --
    Payable to affiliate                                                              852             --
    Other liabilities                                                              15,426         14,164
                                                                                ---------      ---------

             Total liabilities                                                    218,012        202,792
                                                                                ---------      ---------

Stockholders' equity:
    Common stock, 10,000,000 shares authorized, 2,224,452 shares issued and outstanding at December 31, 2001 and 2,110,152 shares issued and
        outstanding at September 30, 2002                                              32             32
    Additional paid in capital                                                     35,795         35,795
    Treasury stock, 1,025,400 shares at December 31, 2001
        and 1,139,700 shares at September 30, 2002                                (20,332)       (22,766)
    Accumulated other comprehensive income                                          1,812          1,813
    Accumulated earnings                                                           51,244         53,096
                                                                                ---------      ---------
             Total stockholders' equity                                            68,551         67,970
                                                                                ---------      ---------

Commitments and contingent liabilities

             Total liabilities and stockholders' equity                         $ 286,563      $ 270,762
                                                                                =========      =========


               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (in thousands except per share amounts)


                                               Three Months             Nine Months
                                           Ended September 30,       Ended September 30,
                                           2001          2002         2001         2002
                                         --------      --------     --------     --------
                                                            (unaudited)
Revenues:
    Net premiums earned                  $ 23,230      $ 20,198     $ 69,737     $ 64,897
    Net investment income                   3,244         2,593       10,279        7,890
    Net realized investment gains              30            --          112        1,383
    Other revenues                            161           128          415          565
                                         --------      --------     --------     --------
        Total revenues                     26,665        22,919       80,543       74,735
                                         --------      --------     --------     --------

Expenses:
    Net losses and loss adjustment
        expenses                           20,298        14,752       56,679       48,501
    Amortization of deferred policy
        acquisition costs                   6,156         5,552       18,480       17,398
    Other underwriting expenses             1,441         1,523        4,374        4,664
                                         --------      --------     --------     --------
        Total expenses                     27,895        21,827       79,533       70,563
                                         --------      --------     --------     --------

Income (loss) before income taxes          (1,230)        1,092        1,010        4,172
Income tax provision (benefit)               (421)          442          391        1,676
                                         --------      --------     --------     --------
        Net income (loss)                $   (809)     $    650     $    619     $  2,496
                                         ========      ========     ========     ========

Basic and diluted earnings (loss)
    per share                            $   (.35)     $    .31     $    .26     $   1.17
                                         ========      ========     ========     ========

Weighted average shares outstanding:
    Basic                                   2,317         2,110        2,365        2,130
    Diluted                                 2,321         2,114        2,367        2,134


               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                 (in thousands)



                                                 Three Months               Nine Months
                                              Ended September 30,      Ended September 30,
                                               2001         2002        2001         2002
                                             -------      -------     -------      -------
                                                              (unaudited)
Net income (loss)                            $  (809)     $   650     $   619      $ 2,496
                                             -------      -------     -------      -------
Other comprehensive income before taxes:

    Unrealized gains on securities             1,276          849       4,578        1,392
    Reclassification adjustment
        for gains and losses included
        in net income                            (28)          --        (110)      (1,383)
                                             -------      -------     -------      -------
Other comprehensive income
    before taxes                               1,248          849       4,468            9
Income tax provision related to
    items of other comprehensive income          464          325       1,696            8
                                             -------      -------     -------      -------
Other comprehensive income                       784          524       2,772            1
                                             -------      -------     -------      -------

Comprehensive income (loss)                  $   (25)     $ 1,174     $ 3,391      $ 2,497
                                             =======      =======     =======      =======


               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (in thousands)

                                                    Nine Months Ended
                                                       September 30,
                                                     2001          2002
                                                   --------      --------
                                                        (unaudited)
Common stock, beginning and end                    $     32      $     32
                                                   --------      --------

Additional paid in capital, beginning and end:       35,680        35,795
                                                   --------      --------

Treasury stock:
    Beginning of period                             (16,063)      (20,332)
    Purchase of treasury shares                      (2,161)       (2,434)
                                                   --------      --------
    End of period                                   (18,224)      (22,766)
                                                   --------      --------

Accumulated other comprehensive income (loss):

    Beginning of period                                (875)        1,812
    Other comprehensive income                        2,772             1
                                                   --------      --------
    End of period                                     1,897         1,813
                                                   --------      --------

Accumulated earnings:
    Beginning of period                              51,348        51,244
    Net income                                          619         2,496
    Cash dividends                                     (704)         (644)
                                                   --------      --------
    End of period                                    51,263        53,096
                                                   --------      --------

        Total stockholders' equity                 $ 70,648      $ 67,970
                                                   ========      ========


               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (in thousands)

                                                                       Nine Months
                                                                  Ended September 30,
                                                                  2001           2002
                                                                ---------      ---------
                                                                       (unaudited)
Cash flows from operations:
    Collection of premiums                                      $  69,102      $  60,522
    Payment of losses and loss adjustment expenses                (56,144)       (50,410)
    Payment of other underwriting expenses                        (22,926)       (20,707)
    Investment income received                                     10,282          8,625
    Investment expenses paid                                         (228)          (242)
    Income taxes paid                                                (906)        (1,158)
    Other                                                             410            565
                                                                ---------      ---------
        Net cash used in operations                                  (410)        (2,805)
                                                                ---------      ---------
Cash flows from investing activities:
    Proceeds from fixed maturities sold or matured                 75,248        103,184
    Purchase of fixed maturities                                  (80,696)       (99,567)
    Net decrease in preferred stock                                 2,597          1,048
    Net increase in other long-term investments                      (517)          (370)
    Net (increase) decrease in short-term investments              (5,165)           970
                                                                ---------      ---------
        Net cash provided by (used in) investing activities        (8,533)         5,265
                                                                ---------      ---------
Cash flows from financing activities:
    Settlement of affiliate balances                                 (772)        (1,809)
    Cash borrowed to purchase securities                           12,597          1,455
    Decrease in demand loan, net                                       --           (200)
    Purchase of treasury stock                                     (2,161)        (2,434)
    Cash dividends                                                   (704)          (644)
                                                                ---------      ---------
        Net cash provided by (used in) financing activities         8,960         (3,632)
                                                                ---------      ---------
        Increase (decrease) in cash                                    17         (1,172)
Cash:
    Beginning of period                                                 5          1,197
                                                                ---------      ---------
    End of period                                               $      22      $      25
                                                                =========      =========


               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    RECONCILIATION OF NET INCOME TO NET CASH

                             PROVIDED BY OPERATIONS

                                 (in thousands)


                                                                  Nine Months
                                                              Ended September 30,
                                                              2001          2002
                                                            --------      --------
                                                                 (unaudited)
Net income                                                  $    619      $  2,496

Adjustments:
    Amortization (accretion) of bond premium (discount)         (853)           12
    Realized investment gains                                   (112)       (1,383)

(Increase) decrease in assets:
    Interest due and accrued                                     623           481
    Premiums receivable                                       (1,603)        6,680
    Deferred policy acquisition costs                           (151)        3,014
    Ceded reinsurance balances receivable                     (3,833)         (504)
    Prepaid reinsurance premiums                                 225         2,097
    Deferred income taxes                                        (66)         (143)
    Other assets                                                (556)           68

Increase (decrease) in liabilities:
    Reserve for losses and loss adjustment expenses            4,699        (1,643)
    Unearned premiums                                            347       (12,718)
    Other liabilities                                            251        (1,262)
                                                            --------      --------

Net cash used in operations                                 $   (410)     $ (2,805)
                                                            ========      ========


               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Principles of Consolidation and Basis of Presentation

The consolidated balance sheet as of September 30, 2002 and the related consolidated statements of operations, and of comprehensive income for the three and nine month periods ended September 30, 2002, and of changes in stockholders' equity and of cash flows for the nine month periods ended September 30, 2001 and 2002, respectively, are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of financial position and results of operations. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

2.    Related Party Transactions

With the exception of the Chief Operating Officer of MNH, the Company and MNH have no paid employees. Under a management agreement dated September 29, 1986 (the Management Agreement), Merchants Mutual Insurance Company (Mutual), which owned 12.1% of the Company's common stock at September 30, 2002, provides the Company and MNH with the facilities, management and personnel required to manage their day-to-day business. All underwriting, administrative, claims and investment expenses incurred on behalf of Mutual and MNH are shared on an allocated cost basis, determined as follows: for underwriting and administrative expenses, the respective share of total direct premiums written for Mutual and MNH serves as the basis of allocation; for claims expenses, the average number of outstanding claims is used; investment expenses are shared based on each company's share of total invested assets.

3.    Earnings Per Share

Basic and diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each period, increased by the assumed exercise of 43,500 and 8,000 shares of common stock options for the three and nine month periods in 2001 and by the assumed exercise of 35,500 shares of common stock options for each of the three and nine month periods in 2002. The common stock options assumed to be exercised would have resulted in 3,641 and 3,953 additional shares outstanding for the three month periods ended September 30, 2002 and 2001, respectively, and 3,887 and 2,229 additional shares outstanding for the nine month periods ending September 30, 2002 and 2001, respectively, assuming the proceeds to the Company from exercise were used to purchase shares of the Company's common stock at its average market value per share during the respective period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

See "Safe Harbor Statement under the Private Securities Litigation Reform Act," on page 22 of this report which is incorporated in this Item by reference.

Results of Operations for the Nine Months Ended September 30, 2002 As Compared to the Nine Months Ended September 30, 2001

Total revenues for the nine months ended September 30, 2002 were $74,735,000, a decrease of $5,808,000 or 7%, from $80,543,000 for the nine months ended September 30, 2001.

Direct premiums written for the nine months ended September 30, 2002 were $56,036,000, a decrease of $19,836,000 or 26%, from $75,872,000 for the nine months ended September 30, 2001. Voluntary direct premiums written for the nine months ended September 30, 2002 were $51,537,000, a decrease of $21,233,000 or 29%, from $72,770,000 for the nine months ended September 30, 2001.

Voluntary personal lines direct premiums written for the nine months ended September 30, 2002 were $29,676,000, an increase of less than 1% from $29,614,000 for the nine months ended September 30, 2001. The slight increase in voluntary personal lines direct premiums written is due to rate increases implemented in some territories offset by the effect of the Company's decision not to accept new private passenger automobile (PPA) applications effective April 1, 2002 in certain states where the Company intends to reduce its PPA exposures due to unfavorable market conditions. Total voluntary personal lines policies in force at September 30, 2002 were 38,911, a decrease of 2% from 39,692 at September 30, 2001. Voluntary PPA policies in force decreased 7% to 21,988 at September 30, 2002 from 23,674 at September 30, 2001.

Voluntary commercial lines direct premiums written for the nine months ended September 30, 2002 were $21,861,000, a decrease of $21,295,000 or 49%, from
$43,156,000 for the nine months ended September 30, 2001. Commercial lines new business units decreased 67% compared to the year earlier period. Direct premiums written decreased for every commercial line of business for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

The decrease in voluntary commercial lines direct premiums written is consistent with the actions undertaken by the Company in the fourth quarter of 2001 to exit certain classes of commercial insurance, thereby reducing direct premiums written in business segments that it believes do not provide the opportunity to earn a satisfactory return. The Company believes that a portion of the decrease in voluntary commercial lines direct premiums written was due in part to some commercial business, other than in the exited classes and related policies, moving to other insurance carriers including the Company's affiliate, Merchants Mutual Insurance Company. As a result of the withdrawal from certain classes of commercial insurance, the Company expects its commercial business to decline during the remainder of 2002 and the first quarter of 2003.

Involuntary direct premiums written, primarily PPA insurance, which comprised 8% and 4% of all direct premiums written during the nine months ended September 30, 2002 and 2001, respectively, increased by $1,396,000, or 45%, to $4,498,000 for the nine months ended September 30, 2002 from $3,102,000 for the nine months ended September 30, 2001, primarily due to an increase in the number of policies written by the New York Automobile Insurance Plan (NYAIP). The Company is unable to predict the volume of future assignments it will receive from the NYAIP.

Net premiums written decreased $16,032,000, or 23%, to $54,277,000 for the nine months ended September 30, 2002 from $70,309,000 for the nine months ended September 30, 2001, due primarily to the 26% decrease in direct premiums written. Net premiums earned for the nine months ended September 30, 2002 were $64,897,000, a decrease of 7% from $69,737,000 for the nine months ended September 30, 2001. The percentage decrease in net premiums earned will continue to grow in the next quarter, due to the aforementioned decrease in net premiums written.

Net investment income was $7,890,000 for the nine months ended September 30, 2002, a decrease of 23% from $10,279,000 for the nine months ended September 30, 2001. The average pre-tax yield associated with the investment portfolio decreased 116 basis points to 5.51% for the nine months ended September 30, 2002. Average invested assets for the nine months ended September 30, 2002 decreased 3% compared to the year earlier period.

Net realized investment gains were $1,383,000 for the nine months ended September 30, 2002 compared to $112,000 for the nine months ended September 30, 2001. In April 2002, the Company sold its entire position of United States Treasury Inflation Index Notes (TIPS) and recorded a realized gain of $1,303,000.

Other revenues were $565,000 for the nine months ended September 30, 2002, an increase of $150,000, or 36%, from $415,000 for the nine months ended September 30, 2001. This increase primarily resulted from the Company's mid-2001 implementation of late payment fees.

Losses and LAE were $48,501,000 for the nine months ended September 30, 2002, a decrease of $8,178,000 or 14%, from $56,679,000 for the nine months ended September 30, 2001. The loss and LAE ratio decreased to 74.7 for the nine months ended September 30, 2002 from 81.3 for the nine months ended September 30, 2001. Incurred losses for the nine months ended September 30, 2001 included $1,990,000 of losses and LAE related to the September 2001 terrorist attack on the World Trade Center (WTC event), which added 2.9 points to that period's loss and LAE ratio. Without the effect of the WTC event, the Company's loss and LAE ratio for the nine months ended September 30, 2001 would have been 78.4. The decrease in the loss and LAE ratio not pertaining to the WTC event related primarily to the current accident year and was attributable to a decrease in claims frequency and severity in the Company's commercial lines of business.

The ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned increased to 34.0% for the nine months ended September 30, 2002 from 32.8% for the nine months ended September 30, 2001. Commissions, premium taxes and state assessments that vary directly with the Company's premium volume represented 21.9% of net premiums earned in the nine months ended September 30, 2002 compared to 20.3% for the nine months ended September 30, 2001.

The Company's effective income tax rate for the nine months ended September 30, 2002 was 40.2%. This rate was calculated based upon the Company's estimate of its effective income tax rate for all of 2002.

Results of Operations for the Three Months Ended September 30, 2002 As Compared to the Three Months Ended September 30, 2001

Total revenues for the three months ended September 30, 2002 were $22,919,000, a decrease of $3,746,000, or 14%, from $26,665,000 for the three months ended September 30, 2001.

Voluntary personal lines direct premiums written for the three months ended September 30, 2002 were $11,094,000, an increase of $85,000, or 1%, from $11,009,000 for the three months ended September 30, 2001. PPA direct premiums written decreased less than 1% from the year earlier period. Homeowners direct premiums written for the three months ended September 30, 2001 increased 4% compared to the three months ended September 30, 2001. The increase in voluntary personal lines direct premiums written for the three months ended September 30, 2002 is attributable to the same factors affecting voluntary personal lines direct premiums written for the nine months ended September 30, 2002, discussed earlier in this item.

Voluntary commercial lines direct premiums written for the three months ended September 30, 2002 were $5,192,000, a decrease of $8,357,000, or 62%, from
$13,549,000 for the three months ended September 30, 2001. This decrease in commercial lines direct written premiums is attributable to the same factors affecting voluntary commercial lines direct premiums written for the nine months ended September 30, 2002, as discussed earlier in this item.

Involuntary direct premiums written for the three months ended September 30, 2002 were $1,629,000, an increase of $50,000, or 3%, from $1,579,000 for the three months ended September 30, 2001. Involuntary written premiums are affected by the size of the involuntary markets in which the Company operates, primarily the NYAIP.

Net investment income was $2,593,000 for the three months ended September 30, 2002, a $651,000, or 20%, decrease from $3,244,000 for the three months ended September 30, 2001, primarily due to a 4% decrease in average invested assets and a 122 basis point decrease in the average investment portfolio yield.

Losses and LAE were $14,752,000 for the three months ended September 30, 2002, a decrease of $5,546,000, or 27%, from $20,298,000 for the three months ended September 30, 2001. The loss and LAE ratio decreased to 73.0 for the three months ended September 30, 2002 from 87.4 for the three months ended September 30, 2001. Incurred losses for the three months ended September 30, 2001 included $1,990,000 of losses and LAE related to the WTC event, which added 8.6 points to the loss and LAE ratio for that period. Without the effect of the WTC event, the Company's loss and LAE ratio for the three months ended September 30, 2001 would have been 78.8. The decrease in the loss and LAE ratio not pertaining to the WTC event is attributable to the same factors affecting losses and LAE for the nine months ended September 30, 2002 discussed earlier in this item.

The ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned increased to 35.0% for the three months ended September 30, 2002 from 32.7% for the three months ended September 30, 2001. Commissions, premium taxes and other state assessments that vary with the Company's premium volume represented 21.9% of net premiums earned in the three months ended September 30, 2002 compared to 20.1% for the three months ended September 30, 2001, primarily due to increased reinsurance commissions paid on a higher volume of assumed premiums from various reinsurance facilities.

Liquidity and Capital Resources

In developing its investment strategy, the Company determines a level of cash and short-term investments which, when combined with expected cash flow, is estimated to be adequate to meet expected cash obligations. Historically, the excess of premiums collected over payments on claims, combined with cash flow from investments, has provided the Company with short-term funds in excess of normal operating demands for cash. For the nine months ended September 30, 2002, the Company's operating activities used $2,805,000 of cash, an increase of $2,395,000 or 584% compared to the nine months ended September 30, 2001. The Company's intention to continue to reduce direct premiums written in business segments where returns are unsatisfactory will likely result in continued negative cash flows from operations. The Company believes that careful management of the relationship between assets and liabilities will minimize the likelihood that unanticipated investment portfolio sales will be necessary to fund insurance operations and that the effect of any such sale on the Company's stockholders' equity will not be material.

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

The Company generally designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as a component of accumulated other comprehensive income within stockholders' equity. At

September 30, 2002, the Company had recorded $1,813,000 of net unrealized gains, net of taxes, associated with its investments classified as "available for sale" as accumulated other comprehensive income. During the nine months ended September 30, 2002 the Company recorded $1,000 of net unrealized gains, net of tax, associated with its available for sale investments as a component of other comprehensive income.

At September 30, 2002, the Company's portfolio of fixed maturities represented 92.3% of invested assets. Management believes that this level of bond holdings is consistent with the Company's liquidity needs because a portion of the Company's bond portfolio is invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide monthly paydowns of bond principal.

At September 30, 2002, $103,685,000, or 53.7%, of the Company's fixed maturity portfolio was invested in mortgage-backed and other asset backed securities. The Company invests in a variety of collateralized mortgage obligation (CMO) products but has not invested in the derivative type of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company's CMO investments have an active secondary market and their effect on the Company's liquidity does not differ from that of other fixed maturity investments. The Company does not own any other derivative financial instruments.

At September 30, 2002, $4,647,000, or 2.2% of the Company's investment portfolio was invested in non-investment grade securities compared to $10,302,000, or 4.5% at September 30, 2001. The Company's non-investment grade securities at September 30, 2002 included a real estate investment trust (REIT) with a cost basis of $1,012,500 and a market value of approximately $715,000. In November 2002, the Company sold approximately one-half of its position in this REIT and realized a loss of $216,000. The Company expects to sell the remainder of this REIT investment during the fourth quarter of 2002 resulting in a similar loss.

The Company has arranged for a $2,000,000 unsecured credit facility from a bank in the form of a master grid note. Any borrowings under this facility are payable on demand and carry an interest rate which can be fixed or variable and is negotiated at the time of each advance. This facility is available for general working capital purposes and for repurchases of the Company's common stock. At September 30, 2002, no amount was outstanding on this loan.

During the nine months ended September 30, 2002, the Company repurchased 114,300 shares of its common stock at an average price per share of $21.29. The Company was holding 1,139,700 shares of its common stock in treasury at September 30, 2002. The Company has suspended its program of repurchasing shares of its common stock on the open market. See Relationship with Mutual.

As a holding company, the Company is dependent on cash dividends from MNH to meet its obligations, pay any cash dividends and repurchase its shares. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's statutory policyholders' surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve-month period ending in 2002 without the prior approval of the New Hampshire

Insurance Commissioner is $5,263,000. MNH paid $5,060,000 of dividends to the Company in 2001. Dividends were paid in February 2001, May 2001 and September 2001, of $2,200,000, $1,350,000 and $1,510,000, respectively. MNH paid dividends to the Company of $2,300,000 and $900,000 on February 19, 2002 and May 30, 2002, respectively. On October 24, 2002, the Board of Directors of MNH declared a $500,000 cash dividend payable on November 25, 2002 to common stockholders of record on November 25, 2002. The Company paid cash dividends to its common stockholders of $.10 per share in each of the first three quarters of 2002 amounting to $644,000 in the aggregate.

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

Regulatory guidelines suggest that the ratio of a property-casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. MNH has consistently followed a business strategy that would allow it to meet this 3 to 1 regulatory guideline. For the first nine months of 2002, MNH's ratio of net premiums written to statutory surplus, annualized for a full year, was
1.3 to 1.

Relationship with Mutual

The Company's and MNH's business and day-to-day operations are closely aligned with those of Mutual. This is the result of a combination of factors. Mutual has had an historical ownership interest in the Company and MNH. Prior to November 1986 MNH was a wholly-owned subsidiary of Mutual. Following the Company's initial public offering in November 1986 and until a secondary stock offering in July 1993 the Company was a majority-owned subsidiary of Mutual. Mutual currently owns 12.1% of the Company's common stock. Under the Management Agreement, Mutual provides the Company and MNH with all facilities and personnel to operate their business. With the exception of the Chief Operating Officer of MNH, the only officers of the Company or MNH who are paid full time employees, are employees of Mutual whose services are purchased under the Management Agreement. Also, the operation of the Company's insurance business, which offers substantially the same lines of insurance as Mutual through the same independent insurance agents, creates a very close relationship among the companies.

During 1998 the Company determined that the Management Agreement, as currently written, creates a conflict of interest between the Company and Mutual in their joint operations. Accordingly, on July 23, 1998 the Company gave notice to Mutual of its intention to terminate the Management Agreement and, therefore, the Management Agreement will terminate on July 23, 2003 unless the parties agree to renew or extend it.

The Company is evaluating its existing insurance business and its relationship with Mutual as well as other opportunities in the insurance marketplace. The Board and MNH's Chief Operating Officer, in consultation with financial and other industry professionals, are formulating a plan to develop one or more opportunities that have the potential for meaningful profitability. The

Company continues in negotiations with Mutual to develop a new relationship for the operational management of the Company's existing business only. The Company is also exploring the possibility that in the future it will appoint its own management separate from that of Mutual to oversee its existing business and to develop and oversee other opportunities independent of Mutual. It is likely that agreements between MNH and Mutual or other entities related to these matters will require the approval of the New Hampshire Insurance Department (NHID), MNH's state of domicile, the New York Insurance Department (NYID), Mutual's state of domicile, and possibly the insurance departments of other states, as well. State insurance departments have broad discretion to approve or disallow actions or agreements of their subject insurers in order to protect the interests of the public and policyholders. MNH and Mutual are conducting ongoing discussions with representatives of the NHID and the NYID regarding the structure of a possible future relationship.

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

Item  3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the potential for loss due to changes in the fair value of financial instruments. The market risk related to the Company's financial instruments primarily relates to its investment portfolio. The value of the Company's investment portfolio of $209,553,000 at September 30, 2002 is subject to changes in interest rates and to a lesser extent on credit quality. Further, certain mortgage-backed and asset-backed securities are exposed to accelerated prepayment risk generally caused by interest rate movements. If interest rates were to decline, mortgage holders would be more likely to refinance existing mortgages at lower rates. Acceleration of future repayments could adversely affect future investment income, if reinvestment of the accelerated receipts was made in lower yielding securities.

The following table provides information related to the Company's fixed maturity investments at September 30, 2002. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based upon the maturity date or, in the case of mortgage-backed and asset-backed securities, expected payment patterns. Actual cash flows could differ from those shown in the table.

Fixed Maturities

Expected Cash Flows of Principal Amounts ($ in 000's):

                                                                                                                  TOTAL
                                                                                                          --------------------
                                                                                                           Amor-      Estimated
                                                                                               There-      tized       Market
Held to Maturity                     2002        2003        2004        2005       2006       after        Cost        Value
----------------                   -------     -------     -------     -------     ------     -------     --------    --------
Mortgage & asset backed
        securities                 $    29     $ 2,425     $ 1,809     $ 1,620     $  398     $   177     $  6,458    $  6,764
    Average interest rate              7.0%        7.0%        7.0%        7.1%       7.2%        7.2%        --          --
                                   -------     -------     -------     -------     ------     -------     --------    --------

Total                              $    29     $ 2,425     $ 1,809     $ 1,620     $  398     $   177     $  6,458    $  6,764
                                   =======     =======     =======     =======     ======     =======     ========    ========

Available for Sale

U.S. Treasury securities and
        obligations of U.S.
        Government corporations
        and agencies               $     0     $ 4,194     $     0     $14,252     $    0     $     0     $ 18,446    $ 18,890
    Average interest rate              0.0%        4.1%        0.0%        3.6%       0.0%        0.0%        --          --

Obligations of states and
        political subdivisions     $     0       6,365       1,373       2,823        499          25       11,085      11,298
    Average interest rate              0.0%        7.2%        4.1%        3.2%       3.2%        7.3%        --          --

Corporate securities                 3,003      27,746       6,833      17,850          0       2,712       58,144      59,238
    Average interest rate              7.4%        4.8%        7.6%        4.0%       0.0%       13.6%        --          --

Mortgage & asset
        backed securities           13,840      31,771      22,404      14,066      6,166       7,537       95,784      97,226
    Average interest rate              5.6%        5.6%        5.7%        5.7%       5.8%        5.9%        --          --
                                   -------     -------     -------     -------     ------     -------     --------    --------

Total                              $16,843     $70,076     $30,610     $48,991     $6,665     $10,274     $183,459    $186,652
                                   =======     =======     =======     =======     ======     =======     ========    ========

The discussion and the estimated amounts referred to above include forward-looking statements of market risk which involve certain assumptions as to market interest rates and the credit quality of the fixed maturity investments. Actual future market conditions may differ materially from such assumptions. See "Safe Harbor Statement under the Private Securities Litigation Reform Act," on page 22 of this report which is incorporated in this Item by reference.

Item 4. Controls and Procedures

The Company's disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Operating Officer and the Chief Financial Officer have reviewed the effectiveness of the Company's disclosure controls and procedures within the last 90 days and have concluded that the disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly effect these controls subsequent to the last day they were evaluated by the Company's Chief Operating Officer and Chief Financial Officer.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

      None.

Item 2. Changes in Securities and Use of Proceeds.

      None.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

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

      (g) Property Catastrophe Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and the Subscribing Reinsurers Executing the Interest and Liabilities Agreements Attached Hereto, effective January 1, 2002 (filed herewith).

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

                                                  MERCHANTS GROUP, INC.
                                                  (Registrant)


Date: November 8, 2002                            By:/s/ Kenneth J. Wilson
                                                     ---------------------
                                                  Kenneth J. Wilson
                                                  Chief Financial Officer and
                                                  Treasurer (duly authorized
                                                  officer of the registrant and
                                                  chief accounting officer)

                                 CERTIFICATIONS

I, Robert M. Zak, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Merchants Group, Inc.

      2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

      3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which periodic reports are being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the Evaluation Date); and

            c. presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditor and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:      November 8, 2002            By:/s/ Robert M. Zak




                                       ----------------------------------------
                                       Robert M. Zak, Senior Vice President and
                                       Chief Operating Officer
                                       (Chief Executive Officer)

                                 CERTIFICATIONS

I, Kenneth J. Wilson, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Merchants Group, Inc.

      2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

      3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which periodic reports are being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the Evaluation Date); and

            c. presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditor and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:      November 8, 2002              By:/s/ Kenneth J. Wilson




                                         -------------------------------------
                                         Kenneth J. Wilson, Vice President and
                                         Chief Financial Officer
                                         (Chief Financial Officer)