Form 10-K
period 2002-12-31
MERCHANTS GROUP INC
filed 2003-03-31
CIK 803027

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OR
              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO ___________.

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |x|

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes | | No |x|

As of March 21, 2003, 2,110,152 shares of common stock were outstanding. The aggregate market value of the common shares held by non-affiliates of Merchants Group, Inc. on March 21, 2003 was $19,960,000. Solely for purposes of this calculation, the Company deemed every person who beneficially owned 5% or more of its common stock and all directors and executive officers to be affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2003 Annual Meeting of stockholders are incorporated by reference into Part III.

                              MERCHANTS GROUP, INC.

                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 2002

         PART I                                                        PAGE #
         ------                                                        ------
ITEM 1.   BUSINESS.                                                         3

ITEM 2.   PROPERTIES.                                                      21

ITEM 3.   LEGAL PROCEEDINGS.                                               21

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.             21

          PART II
          -------
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED                22
          STOCKHOLDER MATTERS.

ITEM 6.   SELECTED FINANCIAL DATA.                                         24

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                25
          CONDITION AND RESULTS OF OPERATIONS.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES                         36
          ABOUT MARKET RISK.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.                     38

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                 38
          ACCOUNTING AND FINANCIAL DISCLOSURE.

          PART III
          --------
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.              39

ITEM 11.  EXECUTIVE COMPENSATION.                                          39

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS                  39
          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                  39

ITEM 14.  CONTROLS AND PROCEDURES.                                         39

          PART IV
          -------
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND                     41
          REPORTS ON FORM 8-K.

                                     PART I

Item 1. BUSINESS.

General

      Merchants Group, Inc. (the Company), which was incorporated in August 1986 as a Delaware holding company, offers property and casualty insurance to preferred risk individuals and small to medium sized businesses in the northeastern United States through its wholly owned subsidiary, Merchants Insurance Company of New Hampshire, Inc. (MNH).

Administration

      The Company and MNH operate and manage their business in conjunction with Merchants Mutual Insurance Company (Mutual), a New York domiciled mutual property and casualty insurance company, under a management agreement (the Management Agreement). At December 31, 2002, Mutual owned 12.1% of the Company's issued and outstanding common stock. The Company and MNH do not have any operating assets and MNH has only one employee. Under the Management Agreement, Mutual provides the Company and MNH with the facilities, management and personnel required to operate their day-to-day business. All costs incurred by Mutual with respect to underwriting expenses are shared pro rata between Mutual and MNH based upon their annual direct premiums written, and unallocated loss adjustment expenses are allocated on the basis of the number of claims outstanding each month that are attributable to each company. All of Mutual's and MNH's investment expenses are shared pro rata based upon the average book value of the invested assets of each company. MNH also pays Mutual an annual management fee of $50,000. The Management Agreement requires that the Company and MNH pay Mutual 110% of Mutual's costs of providing them with non-insurance related services, and that the Company pay Mutual an annual fee of one half of one percent (.5%) of the average book value of the Company's invested assets exclusive of the Company's shares of MNH. Since the inception of the Management Agreement, Mutual has not provided the Company or MNH with any non-insurance related services.

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

      Any amendment to or modification of the Management Agreement must be approved by the New York Insurance Department (the Department). The Management Agreement provides that it may be terminated by any party to the agreement upon five years written notice. On July 23, 1998, the Company gave notice to Mutual of the Company's intention to terminate the Management Agreement effective July 23, 2003. Mutual and MNH have jointly developed and paid for all accounting, computer and insurance marketing systems used in their businesses. Upon termination of the Management Agreement, each company has the right, at no cost, to obtain copies of all these systems, together with the right to use these systems in perpetuity.

      The Boards of Directors of the Company, MNH and Mutual have agreed in principle for Mutual to continue to provide administrative and management services to the Company and MNH and to manage the traditional property and casualty insurance business of MNH under a new agreement (the "Services Agreement"). The new arrangement is intended to be effective as of January 1, 2003, thereby superceding the Management Agreement as of that date, and also provides for the pooling of the insurance business traditionally written by MNH and Mutual (the "Traditional Business"), in order to achieve common underwriting results.

      The Services Agreement perpetuates the existing relationship among the companies for the services provided under the Management Agreement, except for changes in determining the fees for administrative and investment management services and the termination provisions for the various services. The Services Agreement provides for negotiated fees (subject to periodic adjustment) for accounting, actuarial, and other administrative services. The fee for investment services is 20 basis points (annually) for the first $100 million of invested assets managed by Mutual, plus 8 basis points (annually) for the amount of invested assets in excess of $100 million. The Company and MNH have the discretion to remove assets from their portfolio managed by Mutual. The Services Agreement does not provide for the payment by MNH of the $50,000 annual management fee as required under the Management Agreement. The Company and MNH expect the fees in 2003 under the Services Agreement to approximate what they would have been under the Management Agreement had it remained in place. In future years, the fees under the Services Agreement may be greater or less than under the Management Agreement, depending on the nature and amount of premiums written by MNH, if any, in addition to its Traditional Business.

      Unlike the Management Agreement, which was subject to a five-year notice of termination for all services provided, the Services Agreement contains notice of termination provisions that vary for the services rendered. Underwriting services may be terminated on one year's notice, but the termination may not be effective before January 1, 2008. Claims services may be terminated on 6 months notice, but not before January 1, 2005. Administrative or investment services may be terminated upon one year's notice at any time.

      Under the terms of the proposed reinsurance pooling agreement (the "Pooling Agreement"), Mutual and MNH have agreed to "pool," or share, underwriting results on their Traditional Business, retroactive to and effective as of January 1, 2003. The Pooling Agreement applies to premiums earned and losses incurred after the effective date. It will not apply to any new endeavor of either Mutual or MNH outside of their Traditional Business, unless the companies agree otherwise.

      The Pooling Agreement provides for MNH to cede, or transfer, to Mutual all of its premiums and risks on its Traditional Business during the term of the agreement, and then to assume from Mutual a percentage of all of Mutual's and MNH's Traditional Business (the "Pooled Business"). MNH will assume 40% of the Pooled Business in 2003, though not to exceed $68 million in net written premiums. MNH's share of the Pooled Business will be reduced to 35% of the pooled business in 2004, though not to exceed $59.5 million in net written premiums, and to 30% of the pooled business in 2005, though not to exceed $50.0 million in net written premiums. MNH's share of the Pooled Business will be reduced to 25% in 2006 and 2007, though not to exceed $42.5 million and $37.5 million in net written premiums, respectively. If the parties agree, MNH may increase its share or maximum assumed net premiums written, of the Pooled Business for any year. The decreasing assumption of Traditional Business under the Pooling Agreement is intended to provide MNH with the capacity to pursue insurance opportunities independently of Mutual, thereby reducing its dependency on Mutual as its only source of business. The Company and MNH are seeking to identify new business initiatives to employ the available capacity. Generally, the new business initiatives are expected to be in lines of business which are complementary to the Traditional Business underwritten through the Pooling Agreement with the Mutual. At this time, no specific initiatives have been identified by the Company. MNH will continue to service and insure its Traditional Business through Mutual, but Mutual will retain a share of the risk for such business under its control pursuant to a profit and loss sharing arrangement in the Pooling Agreement based on the loss and loss adjustment expense experience of the Pooled Business. The Company believes the Pooling Agreement and profit (or loss) sharing feature included therein will further align the interests of MNH and Mutual.

      The Pooling Agreement may be terminated by either party at the beginning of any calendar year on or after January 1, 2008 upon not less than 13 months notice. However, the Pooling Agreement may be terminated effective as of January 1, 2006 or 2007 upon 13 months notice, but only by MNH and only if the ratio of net losses and loss adjustment expenses to net earned premiums on a cumulative basis from the inception of the Pooling Agreement, as of the date notice is given, exceeds 76%.

      The proposed Services Agreement and Reinsurance Pooling Agreement are subject to the approvals of the New Hampshire and New York Insurance Departments, which presently are being sought. In order to ensure uninterrupted service to policyholders and agents pending regulatory approval of the proposed agreements, the Boards of Directors of the Company, MNH and Mutual have agreed to extend the effective date of termination of the Management Agreement until the earlier of the effective date of the Services Agreement, upon approval by the insurance departments, or January 1, 2004.

Marketing

      Mutual markets the Traditional Business of the Company and Mutual jointly through approximately 485 independent agents. The primary marketing efforts of the Company and Mutual (collectively referred to as "Merchants") are directed to those independent agents who through their insurance expertise, access to a broad range of products and focus on service, provide value for the insurance consumer.

      Mutual and the Company offer the same portfolio of insurance products, the Company to "preferred" risks and Mutual to "standard" risks. Preferred risks meet more restrictive underwriting criteria than standard risks and generally generate lower losses. Accordingly, the preferred risks are charged preferred rates, generally 10-15% lower than standard rates.

      The Company believes that Merchants as a regional insurance group has certain advantages, including a closer relationship with its agents and a better knowledge of its operating territories, that enable it to compete effectively against larger regional and national carriers. The Company believes Merchants distinguishes itself from its competitors by providing its agents and policyholders with superior service and ease of doing business, products that target certain segments of the commercial and personal insurance markets, and an agents' compensation program which, in addition to standard commission rates, provides agents with a profit sharing plan.

      Through Mutual, the Company services its agents from six Strategic Business Centers and from its home office in Buffalo, New York. The Strategic Business Centers are located in the Company's operating territories and focus primarily on policy sales and underwriting. The manager of a Strategic Business Center appoints new agents, agrees upon annual unit sales and premium objectives with the principal(s) of each agency, and ensures that the principal(s) of the agency communicates these objectives to the agency's sales staff. Strategic Business Center managers and Territory Managers, or "TM's," develop customized business plans for each agent that identify the opportunities to increase profitable business and the actions required to achieve the objectives agreed to by the agency and the Company.

      TM's meet frequently with targeted agents' sales staff to review Merchants' renewal policies, as well as to solicit policies new to the agent and/or Merchants. While TM's are capable of providing quotes directly to the agent while in an agent's office, much of that capability is migrating to Merchants' internet website: merchantsgroup.com. There, agents will be able to obtain instant quotes for selected commercial lines of business. Presently, only the businessowners line is available for instant quoting but Merchants expects that most commercial lines will be available for quoting by the end of 2003. In addition, selected lines will be enabled for "issue from quote", allowing agents to enter all underwriting information required to issue policies for their customers over the password protected "Agency Gateway" of the website. This will allow for quicker responses to agents' quote requests and will reduce expenses associated with manual quoting.

      Each Strategic Business Center has an Agents' Advisory Council that meets at least twice a year. The Advisory Councils provide a forum for Merchants and its agents to discuss issues of mutual interest, and assure that the agents' business needs are being considered by Merchants. Additionally, the Co-chairpersons of the Advisory Councils from each Strategic Business Center meet twice each year with senior officers of Mutual.

      In addition to standard commissions paid as a percentage of premiums written, the Company's agents are eligible to participate in the Agents' Profit Sharing Plan. This plan rewards agents based on premiums written and the loss and allocated loss adjustment expense ratio on business placed by the agent with the Company and Mutual. Company payments under the Agents' Profit Sharing Plan for 2002 totaled $948,000, or 1.3% of total direct premiums written. The Company believes the terms of its Agents' Profit Sharing Plan encourage its agents to increase the volume of profitable Traditional Business they place with Merchants.

Insurance Underwriting

      The Company is licensed to issue insurance policies in 13 states, primarily in the northeastern United States. In 2002, net premiums written totaled $70,528,000, with 38% of the net premiums written derived from commercial lines of insurance and 62% from personal lines of insurance. In 2002, net premiums written for MNH and Mutual combined totaled $164,096,000, with 44% derived from commercial business and 56% derived from personal business.

      The following table sets forth the distribution of the Company's direct premiums written by state for the years indicated:

                                          As of December 31,
                               --------------------------------------
                               2000             2001             2002
                               ----             ----             ----
      New York                  66%              66%              67%
      New Jersey                16               12                9
      New Hampshire              8               10               10
      Rhode Island               4                5                5
      Pennsylvania               2                2                5
      Massachusetts              3                3                2
      Other                      1                2                2
                               ---              ---              ---
      Total                    100%             100%             100%
                               ===              ===              ===

      The Company and Mutual are licensed to underwrite most major lines of property and casualty insurance. They issue policies primarily to individuals and small to medium sized commercial risks. The types of risks insured include:

      - Personal automobile - full coverage of standard performance automobiles, generally requiring drivers with good driving records during the past three years.

      - Homeowners' - properties generally with no losses in the last three years that are less than 30 years old and valued between $125,000 and $500,000.

      - Commercial automobile - primarily light and medium duty vehicles operating in a limited radius, with complete background information required of all drivers.

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

      Agents of the Company are also agents of Mutual, which generally sells the same lines of insurance as the Company to standard risk individuals and businesses. Applicants that meet the Company's preferred risk criteria are issued policies by the Company at a policy premium lower than rates charged by Mutual for standard risks. Applicants that do not meet the Company's underwriting criteria, but which meet the less restrictive criteria of Mutual, are issued policies by Mutual, generally at higher premium rates.

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

      From 1993 through 1995, under a quota share reinsurance agreement with Mutual, MNH assumed 10% of the standard risks insured by Mutual, which would not generally have met MNH's more stringent underwriting guidelines. The terms of that agreement allow Mutual to reduce its cessions to MNH to 0% of Mutual's direct voluntary premiums written for any calendar year prior to the beginning of that calendar year. Mutual has not ceded any of its voluntary direct written premiums to MNH since 1995 and has informed the Company that it will not cede any of its voluntary direct written premiums to MNH in 2003 under this agreement.

      The Company establishes premium rates for most of its policies based on its loss experience, in some cases after considering prospective loss costs suggested by the Insurance Services Office, Inc., an industry advisory group, for the preferred individual and commercial classes of business that it insures. The Company establishes rates independently for its personal automobile and homeowners insurance policies and its specialty products, such as its Contractors Coverall Plus and businessowners' policies. Mutual develops rates in the same manner.

      The following table shows, for each of the years in the three year period ended December 31, 2002 (i) the amount of the Company's net premiums written attributable to various personal lines and commercial lines and (ii) underwriting results attributable to each such line as measured by the calendar year loss and allocated loss adjustment expense (LALAE) ratio for such line. The LALAE is the ratio of incurred losses and allocated loss adjustment expenses to net premiums earned for a given period.

                                                           Year ended December 31,
                                ----------------------------------------------------------------------------------
                                         2000                       2001                            2002
                                ----------------------------------------------------------------------------------
                                Premiums                   Premiums                      Premiums
                                 Written                    Written                       Written
                                ----------------------------------------------------------------------------------
                                                LALAE                           LALAE                        LALAE
                                 Amount   %     Ratio      Amount      %        Ratio    Amount     %        Ratio
                                ----------------------------------------------------------------------------------
                                                                (dollars in thousands)
Personal
      Auto Liability            $17,295   18.3%   86.9%    $20,059    21.3%     96.4%    $21,565   30.6%     139.6%
      Auto Physical Damage       12,031   12.8    55.6      13,254    14.1      53.8      12,694   18.0       50.5
      Homeowners'
          Multi-Peril             9,144    9.7    60.6       9,847    10.5      39.1       9,620   13.6       54.5
                                -------   ----            --------    ----              --------   ----      -----

          Total                  38,470   40.8    71.1      43,160    45.9      70.8      43,879   62.2       93.8
                                -------   ----            --------    ----              --------   ----      -----

Commercial
      Auto Liability             15,548   16.5    96.1      12,685    13.5      73.2       6,227    8.8       39.1
      Auto Physical Damage        4,065    4.3    59.3       2,972     3.2      44.2       1,225    1.7       36.2
      Commercial
          Multi-Peril            25,900   27.4    60.9      27,411    29.2      91.0      14,885   21.1       58.8
      Workers'
          Compensation            7,421    7.9    84.5       6,735     7.2      71.1       3,778    5.4       29.3
      Other Lines                 2,938    3.1    12.6       1,010     1.0     (39.5)        534     .8      (12.7)
                                -------   ----            --------    ----              --------   ----

          Total                  55,872   59.2    69.8      50,813    54.1      74.7      26,649   37.8       47.5
                                -------   ----            --------    ----              --------   ----

Total Personal &
      Commercial                $94,342  100.0%   70.3     $93,973   100.0%     72.6     $70,528  100.0%      71.7
                                =======  =====            ========   =====              ========  =====

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

      The following table sets forth the composition of voluntary direct premiums written for 1998 through 2002:


                                       As of December 31,
                            ----------------------------------------
                            1998     1999     2000     2001     2002
                            ----     ----     ----     ----     ----
        Commercial           58%      61%      64%      58%      40%
        Personal             42       39       36       42       60
                            ---      ---      ---      ---      ---
        Total               100%     100%     100%     100%     100%
                            ===      ===      ===      ===      ===

Commercial Lines

      The Company's commercial business is primarily retail and mercantile in nature and generally consists of small to medium sized, low hazard commercial risks which as a group have relatively stable loss ratios. The Company's underwriting criteria attempts to exclude lines of business and classes of risks that are considered by the Company to be high hazard or volatile, or which involve substantial risk of latent injury or other long-tail liability exposures. Although the commercial underwriting objectives of the Company and Mutual are similar, the Company has refined its selection criteria to include specific classes of businesses, occupancies, and operations with lower hazard ratings, which present a relatively lower exposure to loss and are charged a correspondingly lower premium. The Company and Mutual offer specialized products within the commercial multi-peril line such as the Contractors Coverall Plus policy for artisan and trade contractors, with the Company writing those contractors that meet stricter eligibility criteria.

      The Company believes that it and Mutual can insure commercial business profitably by selecting those classes of risks that offer better than average profit potential and charging rates commensurate with the quality of the risk insured. Merchants competes for commercial business based upon the service it provides to agents and policyholders, the compensation it pays to its agents and the price of its products. Merchants establishes prices after considering its costs, the exposures inherent in a particular class of risk, estimated investment income, projected future trends in loss frequency and severity, the degree of competition within a specific territory and reasonable provisions for profit. Accordingly, the prices of the Company's commercial products may vary considerably in relation to competitors' prices.

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

      Recently in New York, some insurers have stopped insuring persons with poor driving records or with a poor history of maintaining insurance in force. This has caused an increase in the number of people obtaining insurance from New York's involuntary personal automobile insurance program (NYAIP), which is responsible for the substantial increase in premiums written by the Company through the NYAIP. Due to the magnitude of the increase in the NYAIP and the poor loss experience associated with that business, the Company has been unable to cover the costs of the NYAIP business with premium rates charged for its voluntary personal automobile business. The Company cannot predict the size of the NYAIP in future years.

Pooling Agreement

      The Company and Mutual have agreed, subject to regulatory approval which is pending, to pool their Traditional Business premiums and losses effective January 1, 2003. The Company believes pooling of risks will be advantageous for the following reasons: (1) Mutual's risk selection, pricing, marketing and claims philosophies and practices are consistent with and complementary to the Company's; (2) as market conditions change, management can adjust eligibility criteria to permit Merchants as a group to fully participate in a favorable rate environment without concern for any conflict of interest; (3) pooling, especially with Mutual subject to profit and loss sharing, more closely aligns the interests of the Company and Mutual; and (4) by reducing its share of participation in the pool, the Company is able to create more capacity to pursue other endeavors, which it might not otherwise be able to do as a result of regulatory constraints on non-renewal of business, particularly for personal lines business. See "Competition" in this Item on page 18.

Involuntary Business

      As a condition to writing voluntary business in most states in which it operates, the Company must participate in state-mandated programs which provide insurance for individuals and businesses unable to obtain insurance voluntarily, primarily for personal automobile insurance. The legislation creating these programs usually allocates a pro rata portion of the risks attributable to such insureds to each company writing voluntary business in the state on the basis of its historical voluntary premiums written or the number of automobiles which it historically insures voluntarily.

      The Company's gross (direct and assumed) premiums written attributable to involuntary policies were $2,158,000, $5,850,000 and $8,292,000 in 2000, 2001 and 2002, respectively, mostly in New York. The Company is unable to predict with any degree of accuracy the level of its annual involuntary business for 2003 or future years.

Claims

      Insurance claims on policies written by the Company are investigated and settled by claims adjusters employed by Mutual pursuant to the Management Agreement. Mutual maintains three claims offices within their operating territories. In areas where there is insufficient claim volume to justify the cost of internal claims staff, the Company and Mutual use independent appraisers and adjusters to investigate claims. The Company's claims policy emphasizes timely investigation of claims, settlement of valid claims for equitable amounts, maintenance of adequate reserves for claims and control of external claims adjustment expenses. In order to support its claims policy, the Company maintains a program designed to ensure that as soon as practical, claims are assigned an accurate value based on available information. The program includes the centralization of certain branch claims operations and an emphasis on the training of claims adjusters and supervisors by senior claims staff. This claims policy is designed to support the Company's marketing policy and provide agents and policyholders with prompt service and support.

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

Loss and Loss Adjustment Expense Reserves

      The Company, like other insurance companies, establishes reserves for losses and loss adjustment expenses (LAE). These reserves are estimates intended to cover the probable ultimate cost of settling all losses incurred and unpaid, including those losses not yet reported to the Company. An insurer's ultimate liability is likely to differ from its interim estimates because during the life of a claim, which may be many years, additional facts affecting the amount of damages and an insurer's liability may become known. The reserves of an insurer are frequently adjusted based on monitoring by the insurer and are periodically reviewed by state insurance departments. The Company retains an independent actuarial firm to satisfy state insurance departments' requirements with respect to the certification of reserves for losses and LAE.

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

      The Company's reserving process is based on the assumption that past experiences, adjusted for the effect of current developments and trends, are relevant in predicting future events. In the absence of specific developments, the process also assumes that the legal climate regarding the claims process and underlying liabilities remains constant. Other assumptions employed by the Company or its actuarial firm change from time to time as circumstances change. In estimating loss and LAE reserves, the Company employs a number of actuarial methods, depending on their applicability to each line of business, in order to balance the advantages and disadvantages of each method. Therefore, a range of estimates is developed for each line of business. However, the Company does not believe it is appropriate to sum the high and low values developed using different actuarial methods for each line of business to determine a range for the Company's total loss and LAE reserves. Therefore the Company's actuary and its consulting actuary only provide the Company with their respective "best estimates" of total loss and LAE reserves by summing their "best estimate" for each line of business. Due to the Company's small size, the presence or absence of a limited number of moderate losses, as well as the timing of the reporting of such losses to the Company by claimants could result in changes in actuarial estimates that are significant to the Company's net income for a quarter or a year. As such, management recognizes that the "best estimate" may not be more accurate than other amounts within a few percentage points of total loss and LAE reserves.

      Due to uncertainties inherent in the estimation of incurred losses and LAE the Company, like most property and casualty insurance companies, has recorded changes in reserves for prior accident year losses in most years. In 2000, the Company increased its reserves for prior years by $1,428,000, primarily due to higher than anticipated frequency and severity of losses related to personal automobile, commercial automobile and workers' compensation policies. In 2001 and 2002, the Company decreased its reserves for prior years by $1,474,000 and $3,785,000, respectively, primarily due to favorable loss development related to workers' compensation policies.

      The following table sets forth the changes in the reserve for losses and LAE for 2000, 2001 and 2002.


                                                                          Year Ended December 31,
                                                                          -----------------------
                                                                  2000             2001              2002
                                                                  ----             ----              ----
                                                                              (in thousands)

Reserve for losses and LAE at beginning of year                 $133,526         $145,075          $151,355
      Less reinsurance recoverables                                6,026           13,826            19,242
                                                                --------         --------          --------
Net balance at beginning of year                                 127,500          131,249           132,113
                                                                --------         --------          --------

Provision for losses and LAE for claims occurring in:
      Current year                                                69,946           76,618            66,658
      Prior years                                                  1,428           (1,474)           (3,785)
                                                                --------         --------          --------
                                                                  71,374           75,144            62,873
                                                                --------         --------          --------

Losses and LAE payments for claims occurring in:
      Current year                                                26,655           28,719            26,387
      Prior years                                                 40,970           45,561            40,843
                                                                --------         --------          --------
                                                                  67,625           74,280            67,230
                                                                --------         --------          --------

Reserve for losses and LAE at end of year, net                   131,249          132,113           127,756
      Plus reinsurance recoverables                               13,826           19,242            19,380
                                                                --------         --------          --------
      Balance at end of year                                    $145,075         $151,355          $147,136
                                                                ========         ========          ========

      The first line of the following table presents, as of the end of the year at the top of each column, the estimated amount of unpaid losses and LAE for claims arising in that year and in all prior years, including claims that had occurred but were not yet reported to the Company. For each column, the rows of the table present, for the same group of claims, the amount of unpaid losses and LAE as re-estimated as of the end of each succeeding year. The estimate is modified as more information becomes known about the number and severity of claims for each year. The "cumulative redundancy (deficiency)" represents the change in the estimated amount of unpaid losses and LAE from the end of the year at the top of each column through the end of 2002.

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

      The rows of the lower portion of the table present, as of the end of each succeeding year, the amount of paid losses and LAE for claims unpaid at the end of the year at the top of each column:

                                                                    As of December 31,
                              ------------------------------------------------------------------------------------------------------
                                1992       1993       1994       1995       1996      1997      1998      1999      2000      2001
                              --------   --------   --------   --------   --------  --------  --------  --------  --------  --------
                                                                                   (in thousands)
Liability for losses
  and LAE:

                              $ 86,159   $ 89,939   $ 97,614   $113,718   $126,260  $130,781  $126,820  $127,458  $131,178  $132,113
Liability re-
  estimated as of:
One year later                  88,284     94,921    108,659    120,550    130,768   128,636   123,071   128,886   129,704   128,328
Two years later                 91,224    100,607    113,091    128,192    133,029   130,498   120,345   123,299   129,621
Three years later               95,396    106,382    121,051    129,724    132,948   127,893   113,661   124,944
Four years later                99,779    112,983    121,791    131,647    129,210   122,508   114,068
Five years later               104,699    112,963    122,886    127,183    124,238   122,347
Six years later                104,808    112,886    120,128    123,521    124,319
Seven years later              105,183    110,843    117,589    123,679
Eight years later              103,196    109,864    117,626
Nine years later               102,837    110,450
Ten years later                103,295

Cumulative Redundancy
  (Deficiency):
                              $(17,136)   (20,511)   (20,012)    (9,961)     1,941     8,434    12,752     2,514     1,557     3,785
                              %  (19.9)     (22.8)     (20.5)      (8.8)       1.5       6.4      10.1       2.0       1.2       2.9

Paid (Cumulative) as of:
One year later                  35,724     34,551     36,916     38,549     40,954    42,433    37,125    40,970    45,461    40,843
Two years later                 56,003     56,965     60,074     64,323     69,035    66,477    63,325    69,393    70,075
Three years later               69,863     72,963     77,982     84,638     86,364    86,313    80,142    86,670
Four years later                80,156     83,998     91,948     96,491     98,300    97,770    89,383
Five years later                86,808     93,295     99,171    104,063    105,787   104,282
Six years later                 91,919     96,949    103,829    109,492    109,639
Seven years later               94,022     99,525    107,367    111,851
Eight years later               95,347    102,260    108,747
Nine years later                97,272    103,208
Ten years later                 98,099

      The loss and LAE reserves reported in the Company's consolidated financial statements prepared in accordance with generally accepted accounting principles
(GAAP) differ from those reported in the statements filed by MNH with the New Hampshire Insurance Department in accordance with statutory accounting principles (SAP) as follows:

                                                       As of December 31,
                                               ---------------------------------
                                                 2000         2001        2002
                                               --------     --------    --------
                                                         (in thousands)
Loss and LAE reserves on a SAP basis           $131,178     $132,113    $127,756
Adjustments:
      Ceded reinsurance balances recoverable     13,826       19,242      19,380
      Write-down of reinsurance recoverable          71            -           -
                                               --------     --------    --------
Loss and LAE reserves on a GAAP basis          $145,075     $151,355    $147,136
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

      Prior to January 1, 1998, the Company's excess of loss reinsurance agreements for automobile liability, general liability and workers' compensation insurance provided for recovery of losses over $500,000 up to a maximum of $5,000,000 per occurrence. For claims occurring prior to 1993, the $500,000 threshold was indexed for inflation for casualty lines other than workers' compensation and New York State no-fault, and applied retroactively to all occurrences until they are settled. There was no index provision for casualty claims occurring after 1992. This coverage was supplemented by additional treaty reinsurance covering losses up to $5,000,000 in excess of the first $5,000,000. Prior to January 1, 1998, property reinsurance agreements provided for recovery of property losses over $500,000 up to $2,000,000 per occurrence without any index provision.

      Between January 1, 1998 and December 31, 2001, the Company's property and casualty excess of loss reinsurance agreement provided for recovery of casualty losses over $500,000 up to $10,000,000 per occurrence and property losses over $500,000 up to $10,000,000 per risk. This coverage is supplemented by a contingent casualty layer of reinsurance for workers' compensation claims of $5,000,000 in excess of the first $10,000,000 subject to a calendar year limit of $20,000,000. Effective January 1, 2002, the Company increased its retention on casualty losses to $750,000.

      Property catastrophe coverage provides for recovery of 47.5% of $5,000,000 and of 95% of the next $50,000,000, subject to aggregate retained losses of $5,000,000 per occurrence. The property catastrophe reinsurance coverage is shared by the Company and Mutual on a pro rata basis based upon the gross reported losses of the Company and Mutual for a covered event.

      During 2000, the Company implemented a program to underwrite specialized commercial auto insurance. All policies issued under this program were 100% reinsured through certain subscribing underwriting members of Lloyd's of London and therefore had no impact on net premiums earned or net losses and LAE incurred by the Company. This program was discontinued in 2001.

      Effective January 1, 1993, Mutual and MNH entered into a quota share reinsurance agreement under which MNH may assume up to 10% of Mutual's direct voluntary written premiums and related losses and allocated LAE in exchange for a reinsurance commission of 35%. The agreement also provides for MNH to pay a contingent commission to Mutual equal to any underwriting profit on the premiums assumed. Mutual pays the ceded premiums, net of commissions and paid losses, to MNH on a monthly basis and MNH invests these funds and earns investment income. To the extent commissions and paid losses exceed premiums, MNH is required to pay the net monthly balance to Mutual. The agreement may be terminated by either party effective as of any January 1 with the prior approval of the New York Superintendent of Insurance and upon six months' notice to the other party. In addition, the agreement may be terminated by MNH at any time if any amount payable to MNH by Mutual becomes more than 90 days overdue or if there is a change in control of Mutual approved by the New York Superintendent of Insurance. Further, the agreement allows Mutual to reduce its cessions to MNH from a maximum of 10% to a minimum of 0% of Mutual's direct voluntary premiums written for any calendar year prior to the beginning of that calendar year. Mutual has not ceded any of its direct voluntary written premiums to MNH since 1995 and has informed the Company that it will not cede any voluntary direct written premiums to MNH in 2003 pursuant to this agreement.

      Under the terms of the Pooling Agreement (see Administration above), Mutual and MNH have agreed to pool, or share, underwriting results on their Traditional Business, effective as of January 1, 2003. The Pooling Agreement will not apply to any new endeavor of either Mutual or MNH outside of their Traditional Business, unless the companies agree otherwise.

      The Pooling Agreement provides for MNH to cede, or transfer, to Mutual all of its premiums and risks on its Traditional Business during the term of the agreement, and then to assume from Mutual a percentage of all of Mutual's and MNH's Traditional Business (the "Pooled Business"). MNH will assume 40% of the Pooled Business in 2003, though not to exceed $68 million in net written premiums. MNH's share of the Pooled Business will be reduced to 35% of the pooled business in 2004, though not to exceed $59.5 million in net written premiums, and to 30% of the pooled business in 2005, though not to exceed $50.0 million in net written premiums. MNH's share of the Pooled Business will be reduced to 25% in 2006 and 2007, though not to exceed $42.5 million and $37.5 million in net written premiums, respectively. If the parties agree, MNH may increase its share or maximum assumed net premiums written, of the Pooled Business for any year. The decreasing assumption of Traditional Business under the Pooling Agreement is intended to provide MNH with the capacity to pursue insurance opportunities independently of Mutual, thereby reducing its dependency on Mutual as its only source of business. MNH will continue to service and insure its Traditional Business through Mutual, but Mutual will retain a greater share of the risk for such business under its control pursuant to a profit and loss sharing arrangement in the Pooling Agreement. The Company believes the Pooling Agreement and profit (or loss) sharing feature included therein will further align the interests of MNH and Mutual.

       The Pooling Agreement may be terminated by either party at the beginning of any calendar year upon not less than 13 months notice, but not effective before January 1, 2008. However, the Pooling Agreement may be terminated effective as of January 1, 2006 or 2007 upon 13 months notice, but only by MNH and only if the ratio of net losses and loss adjustment expenses to net earned premiums on a cumulative basis from the inception of the Pooling Agreement, as of the date notice is given, exceeds 76%. See PART 1, Item 1. BUSINESS. Administration.

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

      The Company had $28,685,000 of tax-exempt bonds in its investment portfolio at December 31, 2002. The Company believes these tax-exempt bonds are of high quality (rated A or better) and, at the time of purchase, offered an after-tax total return potential greater than comparable taxable securities.

      At December 31, 2002, the Company had $6,420,000 of short-term investments with maturities less than 30 days, and $4,965,000 of non-investment grade securities. These non-investment grade securities represented 2% of the investment portfolio as compared to $10,163,000, or 5%, of the investment portfolio at December 31, 2001.

      The table below gives information regarding the Company's investments as of the dates indicated.

                                                             As of December 31,
                                        -----------------------------------------------------------------
                                                2000                     2001                    2002
                                        -----------------------------------------------------------------
                                        Amount        %           Amount        %         Amount        %
                                        ------        -           ------        -         ------        -
                                                              (dollars in thousands)
Fixed Maturities (1):
        U.S. Government and Agencies   $ 44,055     20.4%        $ 41,965     19.7%     $ 12,855      6.1%
        Corporate Bonds                 135,895     63.0          144,248     67.7       152,028     72.6
        Tax-Exempt Bonds                 16,207      7.5            8,999      4.2        28,685     13.7
                                        -------     ----         --------     ----       -------     ----
                Total Bonds             196,157     90.9          195,212     91.6       193,568     92.4
        Preferred Stocks (2)             13,911      6.5            9,422      4.4         7,367      3.5
        Short-Term Investments (3)        4,550      2.1            6,905      3.2         6,420      3.1
        Other (4)                         1,036       .5            1,593       .8         2,042      1.0
                                       --------    -----         --------    -----      --------    -----
Total Invested Assets                  $215,654    100.0%        $213,132    100.0%     $209,397    100.0%
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

      The table below sets forth the Company's net investment income and net realized gains and losses, excluding the effect of income taxes, for the periods shown:


                                                                          Year Ended December 31,
                                                                          -----------------------
                                                                2000               2001               2002
                                                                ----               ----               ----
                                                                              (in thousands)

Average investments                                             $212,832         $213,449          $206,435
Net investment income                                             13,903           13,295            10,403
Net investment income as a percentage
    of average investments (1)                                      6.5%             6.2%              5.0%

Net realized gains (losses) on investments                          $109            (580)               953

(1) The taxable equivalent yield for the years ended December 31, 2000, 2001 and 2002 was 7.2%, 6.5% and 5.4%, respectively, assuming an effective tax rate of 34%.

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

                                                          As of December 31,
                              ----------------------------------------------------------------------
                                      2000                    2001                     2002
                              ----------------------------------------------------------------------
                              Amount       %         Amount           %         Amount          %
                              ------       -         ------           -         ------          -
                                                     (dollars in thousands)
1 year or less                $ 78,181     39.9%    $ 40,356         20.7%    $ 81,736         42.2%
1 year through 5 years          81,827     41.7      111,445         57.1      106,696         55.1
5 years through 10 years        34,562     17.6       39,029         20.0        3,198          1.7
More than 10 years               1,587       .8        4,382          2.2        1,938          1.0
                              --------    -----     --------        -----     --------        -----
      Total                   $196,157    100.0%    $195,212        100.0%    $193,568        100.0%
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

      Historically, the property and casualty industry has tended to be cyclical in nature. During the "up" cycle, or "hard market," the industry is characterized by price increases, strengthening of loss and LAE reserves, surplus growth and improved underwriting results. Near the end of the "up" cycle, an increase in capacity causes insurance companies to begin to compete for market share on the basis of price. This price competition causes the emergence of the "down" cycle, or "soft market," characterized by a reduction in the premium growth rate and a general decline in profitability. Generally, the down cycle is eventually accompanied by a decline in the adequacy of loss and LAE reserves and a decrease in premium writing capacity. The property and casualty insurance industry experienced a cyclical downturn for most of the 1990's due primarily to intense premium rate competition and an excess capacity to write premiums. Recently, there has been price firming primarily within the commercial lines segment of the property casualty industry. However, many of the circumstances which led to the current cyclical downturn in the property and casualty insurance industry continue to exist, and the Company cannot predict for how long this price firming or "hard market" will continue.

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

      The Company depends on cash dividends from MNH to pay cash dividends to its stockholders and to meet its expenses. MNH is subject to New Hampshire state insurance laws which restrict its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's policyholders' surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve-month period ending in 2003 without the prior approval of the New Hampshire Insurance Commissioner is $5,492,000. MNH paid $3,700,000 of dividends to the Company in 2002. Dividends of $2,300,000, $900,000 and $500,000, were paid in February 2002, May 2002 and November 2002, respectively.

      In certain states in which it operates, MNH is required to maintain deposits with the appropriate regulatory authority to secure its obligations under certain insurance policies written in the jurisdiction. At December 31, 2002, investments of MNH having a par value of $1,900,000 were on deposit with regulatory authorities.

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

      In 1993 the National Association of Insurance Commissioners (NAIC) adopted a risk-based capital measurement formula to be applied to all property and casualty insurance companies. The formula calculates a minimum required statutory net worth, based on the underwriting, investment, credit, loss reserve and other business risks inherent in an individual company's operations. Any insurance company that does not meet threshold risk-based capital measurement standards could be forced to reduce the scope of its operations and ultimately could become subject to statutory receivership proceedings. MNH's capital substantially exceeds the statutory minimum as determined by the risk-based capital measurement formula as of December 31, 2002.

      The NAIC has established eleven financial ratios (the Insurance Regulatory Information System, or "IRIS") to assist state insurance departments in their oversight of the financial condition of insurance companies operating in their respective states. The NAIC calculates these ratios based on information submitted by insurers on an annual basis and shares the information with the applicable state insurance departments. The ratios relate to leverage, profitability, liquidity and loss reserve development. Each of the Company's ratios for 2002 falls within the usual or acceptable range as published by the NAIC.

Rates

      Premium rate regulations vary greatly among states and lines of insurance, but generally require either approval of the regulatory authority or review by the authority prior to changes in rates. Rate filings are based upon actuarial analysis of historical results and competition in the market. However, in certain states, insurers writing in designated commercial risk, professional liability and public entity insurance markets may periodically revise rates within the limits of applicable flexibility bands (flex-bands) on a file and use basis, but must obtain the state insurance department's prior approval in order to implement rate increases or decreases outside these flex-bands.

Renewal of Policies

      Many states restrict the ability of insurers to non-renew insurance policies or to exit a line of business. In particular, New York substantially limits the ability of insurers to non-renew personal automobile insurance. This restricts the Company's ability to mitigate its exposure to the NYAIP.

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

Involuntary Business

      As a condition to writing voluntary insurance in most of the states in which it operates, the Company must participate in programs that provide insurance for persons or businesses unable to obtain insurance voluntarily. Uncertainties as to the size of the involuntary market population make it difficult to predict the amount of involuntary business in a given year.

Employees

      The Company has one full time employee. At December 31, 2002, Mutual had 335 full-time equivalent employees. The Company believes that Mutual's relationship with its employees is satisfactory.

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

Item 3.  LEGAL PROCEEDINGS.

      MNH, like many other property and casualty insurance companies, is subject to environmental damage claims asserted by or against its insureds. Management of the Company is of the opinion that based on various court decisions throughout the country certain of these claims should not be recoverable under the terms of MNH's insurance policies because of either specific or general coverage exclusions contained in the policies. However, there is no assurance that the courts will agree with MNH's position in every case, nor can there be assurance that material claims will not be asserted under policies which a court will find do not explicitly or implicitly exclude claims for environmental damages. Management, however, is not aware of any pending claim or group of claims which would result in a liability that would have a material adverse effect on the financial condition of the Company or MNH.

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


2002:                          High                Low           Dividend
----                           ----                ---           --------

Fourth Quarter             $   23.00            $   21.90        $   .10
Third Quarter                  24.36                22.80            .10
Second Quarter                 24.99                24.00            .10
First Quarter                  24.30                20.01            .10


2001:                          High                Low           Dividend
----                           ----                ---           --------

Fourth Quarter             $   23.10            $   20.30        $   .10
Third Quarter                  22.60                20.20            .10
Second Quarter                 21.25                18.10            .10
First Quarter                  19.39                17.50            .10


      The number of stockholders of record of the Company's Common Stock as of February 19, 2003 was 81. Securities held by nominees are counted as one stockholder of record.

      The Company has paid a quarterly cash dividend to its common stockholders since the third quarter of 1993. Continued payment of this dividend and its amount will depend upon the Company's operating results, financial condition, capital requirements and other relevant factors, including legal restrictions applicable to the payment of dividends by its insurance subsidiary, MNH.

      As a holding company, the Company depends on dividends from its subsidiary, MNH, to pay cash dividends to its stockholders. MNH is subject to New Hampshire state insurance laws which restrict its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's policyholders' surplus as of the preceding December 31. The maximum amount of dividends that MNH could pay during any twelve-month period ending in 2003 without prior approval of the New Hampshire Insurance Commissioner is $5,492,000.

Equity Compensation Plan Information

                                                                                           Number of Securities
                                                                                          Remaining Available for
                                   Number of Securities to        Weighted-Average        Future Issuance Under
                                   be Issued Upon Exercise        Exercise Price of      Equity Compensation Plans
                                   Of Outstanding Options,       Outstanding Options,      (Excluding Securities)
      Plan Category                Warrants and Rights           Warrants and Rights     Reflected in Column (a))
      -------------                -------------------           -------------------     ------------------------
                                           (a)                          (b)                       (c)
      Equity Compensation Plans
      Approved by Security
      Holders                               0                            N/A                       0

      Equity Compensation Plans
      Not Approved by
      Security Holders                      0 (1)                      $21.81                      0

      Total                                 0                            -                         0

(1) Through an employment agreement with MNH, MNH's Chief Operating Officer participates in a non-cumulative bonus equal to the product of 80,000 and the difference between the average of the last reported sales prices of the Company's common stock for (i) the 20 business days immediately following the release of the Company's year-end results and (ii) for the 20 business days immediately following the release of the Company's year-end results for the prior year.

Item 6.  SELECTED FINANCIAL DATA.

      The selected financial data set forth in the following table for each of the five years in the period ended December 31, 2002 have been derived from the audited consolidated financial statements of the Company.


                                                                               As of December 31,
                                                -------------------------------------------------------------------------------
                                                1998               1999               2000            2001               2002
                                                ----               ----               ----            ----               ----
                                                                          (in thousands, except per share amounts)
Net premiums written                           $  92,758         $  94,470         $  94,342        $  93,973         $  70,528
                                               =========         =========         =========        =========         =========

Net premiums earned                            $  93,540         $  94,775         $  94,259        $  93,885         $  83,120
Net investment income                             13,277            13,147            13,903           13,295            10,403
Net realized investment gains (losses)                (2)               60               109             (580)              953
Other revenues                                       153               434               355              696               635
                                               ---------         ---------         ---------        ---------         ---------
     Total revenues                              106,968           108,416           108,626          107,296            95,111
                                               ---------         ---------         ---------        ---------         ---------

Net losses and loss adjustment expenses           65,234            66,086            71,374           75,144            62,873
Amortization of deferred policy acquisition
  costs                                           24,788            25,115            24,979           24,880            22,227
Other underwriting expenses                        8,173             6,801             5,266            6,017             5,744
                                               ---------         ---------         ---------        ---------         ---------
Total expenses                                    98,195            98,002           101,619          106,041            90,844
                                               ---------         ---------         ---------        ---------         ---------
Income before income taxes                         8,773            10,414             7,007            1,255             4,267
Provision for income taxes                         2,850             3,621             2,668              434             1,729
                                               ---------         ---------         ---------        ---------         ---------
Net income                                      $  5,923         $   6,793          $  4,339        $     821         $   2,538
                                               =========         =========         =========        =========         =========
Earnings per share:
Basic                                              $2.05            $2.48              $1.75             $.35             $1.19
                                               ---------         ---------         ---------        ---------         ---------
Diluted                                            $2.04            $2.48              $1.74             $.35             $1.19
                                               =========         =========         =========        =========         =========
Weighted average number of shares
  outstanding:
Basic                                              2,895             2,738             2,485            2,343             2,125
Diluted                                            2,904             2,743             2,487            2,343             2,129

Balance Sheet Data: (at year end)
Total investments                               $215,172          $212,911          $215,654         $213,132          $209,397
Total assets                                     274,523           269,523           281,621          286,563           268,716
Reserve for losses and loss
     adjustment expenses                         136,685           133,526           145,075          151,355           147,136
Unearned premiums                                 49,382            49,616            50,857           50,179            35,119
Stockholders' equity                              71,783            69,387            70,122           68,551            67,924

Dividend Data:
Cash dividend per common share                      $.20             $.35               $.40             $.40              $.40


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2002 Compared to 2001.

      Total revenues for 2002 were $95,111,000, a decrease of $12,185,000, or 11% from $107,296,000 in 2001.

      Direct premiums written for 2002 were $72,803,000, a decrease of $28,150,000 or 28%, from $100,953,000 for 2001. Voluntary direct premiums written for 2002 were $66,806,000, a decrease of $29,709,000 or 31% from $96,515,000 for 2001.

      Voluntary personal lines direct premiums written for 2002 were $39,981,000, a decrease of $211,000 or 1% from $40,192,000 in 2001. Private passenger automobile direct premiums written, which comprised 73% and 74% of total voluntary personal lines direct premiums written in 2002 and 2001, respectively, decreased 1% in 2002 compared to 2001. This slight decrease in voluntary personal lines direct premiums written is due to rate increases implemented in some territories being more than offset by the effect of the Company's decision not to accept new private passenger automobile (PPA) applications effective April 1, 2002 in certain states where the Company intends to reduce its PPA exposures due to unfavorable market conditions. PPA new business units (PPA policies written by the Company for the first time) decreased 56% to 2,429 in 2002 from 5,565 in 2001. As a result, total voluntary PPA policies in force at December 31, 2002 decreased 10% to 21,407, from 23,890 at December 31, 2001. Homeowners direct premiums written which comprised 26% and 25% of total voluntary personal lines direct premiums written in 2002 and 2001, respectively, increased 1% to $10,349,000 in 2002 from $10,209,000 in 2001.

      Voluntary commercial lines direct premiums written for 2002 were $26,825,000, a decrease of $29,498,000 or 52%, from $56,323,000 for 2001. Total commercial lines new business units in 2002 decreased 69% compared to 2001. Total commercial lines policies in force decreased 52% to 11,179 at December 31, 2002 from 23,281 at December 31, 2001. Direct premiums written decreased for every commercial line of business in 2002 compared to 2001.

      The decrease in voluntary commercial lines direct premiums written is consistent with the actions undertaken by the Company in the fourth quarter of 2001 to exit certain classes of commercial insurance, thereby reducing direct premiums written in business segments that it believes do not provide the opportunity to earn a satisfactory return. Mutual exited most of the same classes of commercial insurance at the same time and in the same jurisdictions as the Company. The Company believes that a portion of the decrease in voluntary commercial lines direct premiums written was due in part to some commercial business, other than in exited classes and related policies, moving to other insurance carriers. As a result of the withdrawal from certain classes of commercial insurance, the Company expects its commercial business to continue to decline during the first half of 2003.

      Involuntary direct premiums written, primarily involuntary private passenger automobile insurance, which comprised 8% and 4% of total direct premiums written in 2002 and 2001, respectively, were $5,998,000 for 2002 compared to $4,438,000 in 2001, an increase of $1,560,000 or 35%. This increase resulted primarily from increased assignments from the NYAIP, which provides coverage for individuals who are unable to obtain auto insurance in the voluntary market. Assignments from the NYAIP vary depending upon a company's private passenger automobile market share and the size of the NYAIP. The

Company believes it is likely that, due to a decrease in the willingness of several major competitors to insure non-standard business voluntarily, the number of policies written by the NYAIP may continue to increase and therefore the amount of the Company's involuntary direct written premiums may also continue to increase. However, the Company is unable to predict the volume of future assignments from the NYAIP.

      In order to minimize the adverse impact of assignments from the NYAIP in 2003, the Company has purchased territorial credits from another insurance company pursuant to Section 6.A.7. of the New York Automobile Insurance Plan Manual. The credits against NYAIP assignments are generated by the other insurance company for writing PPA business in certain localities in New York with PPA market availability problems. The other insurance company, by nature of its concentration in PPA business in "credit" territories, generated more credits than it required to offset its NYAIP assignments. The credits purchased will reduce the Company's share of the NYAIP from February 2003 through January 2004. The Company believes that the costs of the credits purchased will be substantially less than the amount the Company would have lost had it written the additional NYAIP business.

      Net premiums written decreased $23,445,000 or 25% to $70,528,000 for 2002 from $93,973,000 for 2001, primarily due to the 28% decrease in direct premiums written. Net premiums earned for 2002 were $83,120,000, a decrease of $10,765,000 or 11%, from $93,885,000 in 2001. The decrease in net premiums earned resulted from the 25% decrease in net premiums written. The decrease in net premiums earned was smaller than the decrease in net premiums written since the Company's insurance policies generally earn over a twelve-month policy term. As a result of the decrease in net premiums written that occurred in 2002, it is likely that net premiums earned will continue to decrease throughout 2003.

      Net investment income was $10,403,000 in 2002, a decrease of 22% from $13,295,000 in 2001. The average pre-tax yield associated with the investment portfolio decreased 115 basis points to 5.4% for 2002, due to lower available reinvestment rates. Average invested assets for 2002 decreased 3% compared to 2001.

      Net realized investment gains were $953,000 for 2002 compared to net realized investment losses of $580,000 for 2001. During the fourth quarter of 2002, the Company sold its entire investment in a real estate investment trust and recorded a realized loss on the transaction of $430,000. The market value of this security was equal to the proceeds from the sale of $586,000. This security was purchased in 1999 and had performed to expectations from the time of purchase until the fourth quarter of 2002. The Company believed that a proposed change in ownership of the trust was not in the best interest of the Company or of other preferred owner interests and as a result concluded that the risks inherent in holding the investment were greater than the loss recorded from its sale. The Company did not realize any other realized investment losses during 2002.

      Other revenues, which are comprised primarily of service fee income reduced by premium receivable charge-offs, were $635,000 for 2002, a decrease of $61,000 or 9%, from $696,000 for 2001.

      Net losses and LAE were $62,813,000 for 2002, a decrease of $12,271,000 or 16% from $75,144,000 for 2001. The loss and LAE ratio decreased to 75.6% for 2002 from 80.0% for 2001. Incurred losses for 2001 included $1,305,000 of losses and LAE related to the September 11, 2001 terrorist attack in the World Trade Center (WTC event) in New York City, which added 1.4 percentage points to that year's loss and LAE ratio. Without the effect of the WTC event, the Company's loss and LAE ratio for 2001 would have been 78.6%.

      The Company recorded decreases to its estimate of losses and LAE related to prior accident years of $3,785,000 and $1,474,000 in 2002 and 2001, respectively. These decreases in losses and LAE relating to prior accident years reduced the loss and LAE ratio in 2002 and 2001 by 4.6 and 1.6 percentage points, respectively. The decrease recorded in 2001 was primarily the result of favorable loss development related to known claims on workers' compensation policies. The following table documents the changes in the estimate of losses and LAE related to prior accident years recorded in 2002, for the Company's major lines of business:

                                             Commercial         Workers'
Accident     Home-              PPA            Auto             Compen-          Commercial          All
Year        owners           Liability       Liability           sation           Package            Other           Total
----        ------           ---------       ----------          ------           -------            -----           -----
Prior to
1999         $(160)           $  303          $  (215)          $  (461)          $1,844           $  (905)         $   406
1999            14                67              561              (292)             750               139            1,239
2000             9              (678)          (1,333)              (38)             607              (296)          (1,729)
2001          (238)            3,413           (1,197)           (3,021)          (2,383)             (275)          (3,701)
             -----            ------          -------           -------           ------           -------          -------
Total        $(375)           $3,105          $(2,184)          $(3,812)          $  818           $(1,337)         $(3,785)
             =====            ======          =======           =======           ======           =======          =======

      The Company's reduction in its estimate of losses and LAE related to prior accident years represented 2.9% of the recorded reserve for losses and LAE at December 31, 2001, calculated on a SAP basis. During 2002, both paid and incurred losses and LAE emerged at amounts that were less than anticipated when reserves for loss and LAE were estimated and recorded at December 31, 2001, particularly for the commercial auto liability and the workers' compensation lines of business. Greater than anticipated loss and LAE emergence in the Company's PPA liability line of business, particularly for accidents occurring in 2001, somewhat offset the favorable emergence noted on other lines of business.

      The Company made no changes to the key assumptions used in evaluating the adequacy of its reserves for losses and LAE during 2002. A reasonable possibility exists in any year that relatively minor fluctuations in the estimate of reserves for losses and LAE may have a significant impact on the Company's net income. This is due primarily to the size of the Company's reserves for losses and LAE ($147,136,000 at December 31, 2002) relative to its net income.

      Involuntary automobile insurance business increased the Company's calendar year loss and LAE ratio by approximately 9.0 and 3.2 percentage points for the years ended December 31, 2002 and 2001, respectively. The combined ratio on involuntary automobile business was greater than the combined ratio on voluntary automobile business.

      The ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned increased to 33.7% in 2002 from 32.9% due to the percentage decrease in net premiums earned being greater than the percentage decrease in other underwriting expenses. Expenses that vary directly with the Company's premium volume, primarily commissions, premium taxes and state assessments, represented 20.0% and 19.8% of net premiums earned in 2002 and 2001, respectively. Other underwriting expenses, such as salaries, employee benefits and other operating expenses vary indirectly with premium volume and comprise the remainder of the Company's expenses.

      The Company's effective income tax rate increased to 40.5% in 2002 from 34.6% in 2001 primarily due to a reduction in tax-exempt investment income and dividends received.

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

      The Company continued to experience higher loss frequency for certain of its commercial lines of business not adequately covered by premiums collected from those lines of business. In response to these higher losses, the Company has filed for and received approval of rate increases in certain lines of business, revised its underwriting guidelines, and removed discretionary pricing credits where warranted. As a consequence of these actions, voluntary commercial lines direct premiums written for 2001, excluding Auto Program premiums written, decreased $5,416,000 or 9%, to $56,339,000 from $61,755,000 for 2000. Direct premiums written for all of the Company's commercial lines of business, except commercial package policies, decreased in 2001 compared to 2000. Commercial lines policies in force at December 31, 2001 decreased 18% compared to commercial lines policies in force at December 31, 2000. Commercial lines new business units decreased 45% in 2001, compared to 2000.

      Involuntary direct premiums written, primarily involuntary private passenger automobile insurance, which comprised 4% and 1% of total direct premiums written during 2001 and 2000, respectively, were $4,438,000 for 2001 compared to $1,518,000 in 2000, an increase of $2,920,000 or 192%. This increase resulted primarily from increased assignments from the NYAIP, which experienced substantial growth in vehicles insured.

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

      Net losses and LAE were $75,144,000 for 2001, an increase of $3,770,000 or 5% from $71,374,000 for 2000. The loss and LAE ratio increased to 80.0% for 2001 from 75.7% for 2000. Losses and LAE include $1,305,000 related to the September 11, 2001 terrorist attack on the World Trade Center (WTC) in New York City. The WTC event added 1.4 percentage points to the Company's loss and LAE ratio for 2001. Excluding the effect of the WTC event, the increase in the loss and LAE ratio resulted primarily from the increase in involuntary automobile insurance business which increased the Company's net loss and LAE ratio by 6.3 percentage points in 2001, compared to 2.7 percentage points in 2000.

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

Critical Accounting Policies

Reserve for Losses and LAE

      The Company establishes reserves for losses and LAE, which are estimates of future payments to be made to settle all insurance claims for reported losses and estimates of incurred but not reported losses based upon past experience modified for current trends. With the exception of workers' compensation losses, loss reserves are not discounted. Estimated amounts of salvage and subrogation on paid and unpaid losses are deducted from the liability for unpaid claims. The estimated liabilities may be more or less than the amount ultimately paid when the claims are settled. Management and the Company's independent consulting actuary regularly review the estimates of reserves needed and any changes are reflected in current operating results.

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

      The Company's reserving process is based on the assumption that past experiences, adjusted for the effect of current developments and trends, are relevant in predicting future events. In the absence of specific developments, the process also assumes that the legal climate regarding the claims process and underlying liabilities remains constant. Other assumptions employed by the Company or its actuarial firm change from time to time as circumstances change. In estimating loss and LAE reserves, the Company employs a number of actuarial methods, depending on their applicability to each line of business, in order to balance the advantages and disadvantages of each method. Therefore, a range of estimates is developed for each line of business. However, the Company does not believe it is appropriate to sum the high and low values developed using different actuarial methods for each line of business to determine a range for the Company's total loss and LAE reserves. Therefore the Company's actuary and its consulting actuary only provide the Company with their respective "best estimates" of total loss and LAE reserves by summing their "best estimate" for each line of business. Due to the Company's small size, the presence or absence of a limited number of moderate losses, as well as the timing of the reporting of such losses to the Company by claimants could result in changes in actuarial estimates that are significant to the Company's net income for a quarter or a year. As such, management recognizes that the "best estimate" may not be more accurate than other amounts within a few percentage points of total loss and LAE reserves.

      The Company has recorded changes in reserves for prior accident year losses in most years. In 2000, the Company increased its reserves for prior years by $1,428,000, primarily due to higher than anticipated frequency and severity of losses related to personal automobile, commercial automobile and workers' compensation policies. In 2001 and 2002, the Company decreased its reserves for prior years by $1,474,000 and $3,785,000, respectively, primarily due to favorable loss experience related to workers compensation policies. The total reserves for losses and LAE were $147,136,000 and $151,355,000 at December 31, 2002 and 2001, respectively.

Liquidity and Capital Resources

      In developing its investment strategy, the Company determines a level of cash and short-term investments which, when combined with expected cash flow, is estimated to be adequate to meet expected cash obligations. Historically, the excess of premiums collected over payments on claims, combined with cash income from investments, has provided the Company with short-term funds in excess of normal operating demands for cash. In 2002 and 2001, however, the Company's operating activities used cash totaling $5,979,000 and $1,549,000, respectively. This increase in cash used by operations was primarily the result of a $14,412,000 (16%) decrease in premiums collected somewhat offset by a $7,050,000 (9%) decrease in loss and LAE payments and a $4,625,000 (15%) decrease in underwriting expense payments. The Company's intention to continue to reduce direct premiums written in business segments where returns are unsatisfactory will likely result in future negative cash flows from operations. The Company believes that careful management of the relationship between assets and liabilities will minimize the likelihood that investment portfolio sales will be necessary to fund insurance operations, and that the effect of any such sale on the Company's stockholders' equity will not be material.

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

      At December 31, 2002, the Company owned 126 investment securities of which 12 had unrealized losses. As of December 31, 2002 all of the Company's fixed maturity investments were exchange traded and had an active secondary market. The Company did not record any other than temporary investment impairments during 2002. The total potential impact on the Company's future earnings and on its financial position if the unrealized losses associated with its investment portfolio at December 31, 2002 were to become other than temporary would be $719,000, or $435,000 after taxes.

      At December 31, 2002, $4,965,000 or 2% of the Company's investment portfolio was invested in non-investment grade securities, including three fixed maturity securities included in the totals above with an aggregate market value of $1,876,000 and aggregate unrealized losses of $394,000. At December 31, 2001, $10,163,000 or 5% of the Company's investment portfolio was invested in non-investment grade securities.

      The Company generally designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as accumulated other comprehensive income within stockholders' equity. At December 31, 2002, the Company recorded as accumulated other comprehensive income in its Consolidated Balance Sheet $1,937,000 of net unrealized gains, net of taxes, associated with its investments classified as available for sale.

      At December 31, 2002, the Company's portfolio of fixed maturity investments represented 92.4% of invested assets. Management believes that this level of bond holdings is consistent with the Company's liquidity needs because it anticipates that cash receipts from net premiums written, investment income and maturing securities will enable the Company to satisfy its cash obligations. Furthermore, a portion of the Company's bond portfolio is invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide monthly paydowns of bond principal.

      At December 31, 2002, $95,905,000, or 49.5%, of the Company's fixed maturity portfolio was invested in mortgage-backed and other asset-backed securities. The Company invests in a variety of collateralized mortgage obligation ("CMO") products but has not invested in the derivative type of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company's CMO investments have a secondary market and their effect on the Company's liquidity does not differ from that of other fixed maturity investments.

      During 2002 the Company repurchased 114,300 shares of its common stock at an average price of $21.29 and was holding 1,139,700 shares in treasury as of December 31, 2002.

      The Company maintains a $2,000,000 unsecured credit facility from a bank in the form of a master grid note. Any borrowings under this facility are payable on demand and carry an interest rate which can be fixed or variable and is negotiated at the time of each advance. This facility is available for general working capital purposes and for repurchases of the Company's common stock. No amounts were outstanding related to this loan at December 31, 2002.

      As a holding company, the Company is dependent upon cash dividends from MNH to meet its obligations and to pay any cash dividends. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's policyholders' surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve month period ending in 2003 without the prior approval of the New Hampshire Insurance Commissioner is $5,492,000. MNH paid $3,700,000 of dividends to the Company in 2002. Dividends were paid in February 2002, May 2002 and November 2002, of $2,300,000, $900,000 and $500,000, respectively. The Company paid a quarterly cash dividend to its common stockholders of $.10 per share in 2002, which amounted to $856,000.

      Regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. The Company has consistently followed a business strategy that would allow MNH to meet this 3 to 1 regulatory guideline. MNH's ratio of net premiums written to statutory surplus for 2002 was 1.3 to 1.

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

      In June 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 addresses a number of different issues and is effective at various dates in 2002 and 2003, with earlier application encouraged. None of the provisions of SFAS No. 145 had or are expected to have a material impact on the Company's consolidated financial statements.

       In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The provisions of SFAS No. 146 are not expected to have any impact on the Company's consolidated financial statements.

      In November 2002, FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FASB Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FASB Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has complied with the required disclosure. The provisions of FASB Interpretation No. 45 are not expected to have any impact on the Company's consolidated financial statements.

      In January 2003, FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." FASB Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain-entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FASB Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The provisions of FASB Interpretation No. 46 are not expected to have any impact on the Company's consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 as provided in SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The provisions of SFAS No. 148 are not expected to have any impact on the Company's consolidated financial statements.

Federal Legislation

      The Terrorism Risk Insurance Act of 2002 ("TRIA"), signed into law on November 26, 2002, provides a federal backstop for losses related to the writing of the terrorism peril in property and casualty insurance policies. Under the TRIA, the Company had until February 24, 2003, to notify commercial policyholders about requirements of the law, let them know that the company was required to offer terrorism coverage and let them know how the coverage would be priced.

      The Company has distributed disclosure notices to its commercial policyholders. The notices explained the TRIA and notified them of their coverage. Except for a few select cases, full policy limit coverage has been provided for terrorism for policyholders. The terrorism rating plan, with rates that vary based on geographical and risk-type factors, will go into effect in the near future. The plan will charge all commercial policies a nominal terrorism premium to encourage them to accept coverage while minimizing the company's administrative costs.

Environmental Claims

      MNH, like many other property and casualty insurance companies, is subject to environmental damage claims asserted by or against its insureds. Management of the Company is of the opinion that based on various court decisions throughout the country, certain of these claims should not be recoverable under the terms of MNH's insurance policies because of either specific or general coverage exclusions contained in the policies. However, there is no assurance that the courts will agree with MNH's position in every case, nor can there be assurance that material claims will not be asserted under policies which a court will find do not explicitly or implicitly exclude claims for environmental damages. Management, however, is not aware of any pending claim or group of claims which would result in a liability that would have a material adverse effect on the financial condition of the Company or MNH.

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

Relationship with Mutual

      The Company's and MNH's business and day-to-day operations are closely aligned with those of Mutual. This is the result of a combination of factors. Mutual has had a historical ownership interest in the Company and MNH. Prior to November 1986 MNH was a wholly-owned subsidiary of Mutual. Following the Company's initial public offering in November 1986 and until a secondary stock offering in July 1993 the Company was a majority-owned subsidiary of Mutual. At December 31, 2002 Mutual owned 12.1% of the Company's common stock. Under the Management Agreement, Mutual provides the Company and MNH with all facilities and with personnel to operate their business. With the exception of the Chief Operating Officer of MNH, the only officers of the Company or MNH who are paid full time employees are employees of Mutual whose services are purchased under the Management Agreement. Also, the operation of MNH's insurance business, which offers substantially the same lines of insurance as Mutual through the same independent insurance agents, creates a very close relationship among the companies.

      During 1998, Mutual initiated discussions with the Company concerning proposals for the acquisition of the Company by Mutual. The Company determined that the terms proposed by Mutual were inadequate. The Company also determined that the Management Agreement, as currently written, creates a conflict of interest between the Company and Mutual in their joint operation and prevents the Company's shareholders from realizing the Company's fair value in a sale or merger. Accordingly, on July 23, 1998 the Company gave notice to Mutual of its intention to terminate the Management Agreement effective July 23, 2003. The Boards of Directors of the Company, MNH and Mutual have agreed in principle for Mutual to continue to provide administrative and management services to MGI and to manage the traditional property and casualty insurance business of MNH under a new services agreement. The new arrangement between Mutual and MNH is intended to be effective as of January 1, 2003, thereby superceding the Management Agreement as of that date, and also provides for the pooling of the insurance business traditionally written by each company, in order to achieve common underwriting results.

      The proposed services agreement and reinsurance pooling arrangements are subject to the approvals of the New Hampshire and New York Insurance Departments, which presently are being sought. In order to ensure uninterrupted service to policyholders and agents pending regulatory approval of the proposed agreements, the Boards of Directors of the Company, MNH and Mutual have agreed to extend the effective date of termination of the existing Management Agreement until the earlier of the effective date of the proposed services agreement or January 1, 2004. See PART 1, Item 1. BUSINESS. Administration, Reinsurance, which is incorporated herein by reference.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

With the exception of historical information, the matters and statements discussed, made or incorporated by reference in this Annual Report on Form 10-K constitute forward-looking statements and are discussed, made or incorporated by reference, as the case may be, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations and intentions. Words such as "believes," "forecasts," "intends," "possible," "expects," "anticipates," "estimates," or "plans," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve certain assumptions, risks and uncertainties that include, but are not limited to, those associated with factors affecting the property-casualty insurance industry generally, including price competition, the Company's dependence on state insurance departments for approval of rate increases, size and frequency of claims, escalating damage awards, natural disasters, fluctuations in interest rates and general business conditions; the Company's dependence on investment income; the geographic concentration of the Company's business in the northeastern United States and in particular in New York, New Hampshire, New Jersey, Rhode Island, Pennsylvania and Massachusetts; the adequacy of the Company's loss reserves; the Company's dependence on the general reinsurance market; government regulation of the insurance industry; exposure to environmental claims; dependence of the Company on its relationship with Merchants Mutual Insurance Company and the uncertainty concerning the outcome of the negotiations concerning renewal or extension of the Company's Management Agreement with Mutual beyond its termination date of July 23, 2003; the Company's intention to reduce written premium on business segments that it believes no longer provide a satisfactory return; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Securities and Exchange Commission. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the filing of this report.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

      Market risk represents the potential for loss due to changes in the fair value of financial instruments. The market risk related to the Company's financial instruments primarily relates to its investment portfolio. The value of the Company's investment portfolio of $209,397,000 at December 31, 2002 is subject to changes in interest rates and to a lesser extent on credit quality. Further, certain mortgage-backed and asset-backed securities are exposed to accelerated prepayment risk generally caused by interest rate movements. As interest rates decline, mortgage holders are more likely to refinance existing mortgages at lower rates. Acceleration of future repayments could adversely affect future investment income, if reinvestment of the accelerated receipts was made in lower yielding securities.

       The table below provides information related to the Company's fixed maturity investments at December 31, 2002. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based upon the maturity date or, in the case of mortgage-backed and asset-backed securities, expected payment patterns. Actual cash flows could differ from those shown in the table.

Expected Cash Flows of Principal Amounts ($ in 000's):

                                                                                                                  TOTAL
                                                                                                                  -----
                                                                                                                           Esti-
                                                                                                              Amor-        mated
                                                                                                 There-       tized        Market
                                   2002         2003         2004         2005        2006        after       Cost         Value
                                 -------      -------      -------      -------      ------      ------      --------     --------
Held to Maturity

Mortgage & asset backed
   securities                    $ 3,416      $   676      $     0      $     0      $    0      $    0      $  4,092     $  4,259
Average interest rate                7.0%         7.2%         0.0%         0.0%        0.0%        0.0%           --           --
                                 -------      -------      -------      -------      ------      ------      --------     --------
Total                            $ 3,416      $   676      $     0      $     0      $    0      $    0      $  4,092     $  4,259
                                 =======      =======      =======      =======      ======      ======      ========     ========

Available for Sale

U.S. Treasury securities and
   obligations of U.S.
   Government corporations
   and agencies                  $ 4,191      $     0      $ 8,234      $     0      $    0      $    0      $ 12,425     $ 12,855
Average interest rate                4.1%         0.0%         3.6%         0.0%        0.0%        0.0%           --           --

Obligations of states and
   political subdivisions          6,395        1,377        8,652        9,738       2,144          15        28,321       28,685
Average interest rate                7.2%         4.1%         3.2%         3.4%        4.5%        7.3%           --           --

Corporate securities              27,681        6,853       17,821            0           0       2,711        55,066       56,123
    Average interest rate            4.8%         7.7%         4.0%         0.0%        0.0%       13.6%           --           --

Mortgage & asset
       backed securities          38,841       18,346       13,771       11,928       4,842       2,762        90,490       91,813
    Average interest rate            5.6%         5.6%         5.6%         5.6%        5.6%        5.7            --           --
                                 -------      -------      -------      -------      ------      ------      --------     --------
Total                            $77,108      $26,576      $48,478      $21,666      $6,986      $5,488      $186,302     $189,476
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

       Quarterly data for the two most recent fiscal years is set forth below:

                                                                                Three months ended
                                                     -----------------------------------------------------------------------
                                                        3/31                6/30                 9/30                 12/31
                                                        ----                ----                 ----                 -----
                                                                     (in thousands, except per share amounts)
2002
  Net premiums earned                                 $23,130             $21,569                $20,198             $18,223
  Net investment income                                 2,570               2,726                  2,593               2,513
  Net realized investment gains (losses)                   73               1,310                     --                (430)
  Other revenues                                          227                 210                    128                  70
                                                      -------             -------                -------            --------
  Total revenues                                      $26,000             $25,816                $22,919             $20,376
                                                      =======             =======                =======            ========
  Income before income taxes                             $240              $2,840                 $1,092                 $95
  Net income                                             $142              $1,704                   $650                 $42
  Net income per diluted share                           $.07                $.81                   $.31                $.02

2001
  Net premiums earned                                 $23,353             $23,154                $23,230            $ 24,148
  Net investment income                                 3,563               3,472                  3,244               3,016
  Net realized investment gains (losses)                   43                  39                     30                (692)
  Other revenues                                          137                 117                    161                 281
                                                      -------             -------                -------            --------
  Total revenues                                      $27,096             $26,782                $26,665            $ 26,753
                                                      =======             =======                =======            ========
  Income (loss) before income taxes                      $331              $1,910                $(1,230)               $244
  Net income (loss)                                      $212              $1,217                  $(809)               $201
  Net income (loss) per diluted share                    $.09                $.52                  $(.35)               $.09


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information in response to this item is incorporated by reference herein to the information under the caption "Election of Directors" presented in the Company's definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company's 2003 Annual Meeting of Shareholders to be held on or about May 7, 2003, provided, however, that information appearing under the heading "Report of the Audit Committee" is not incorporated herein and should not be deemed included in this document for any purpose.

Item 11. EXECUTIVE COMPENSATION.

      The information in response to this item is incorporated by reference herein to the information under the captions "Executive Compensation" and "Compensation of Directors" presented in the Company's definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company's 2003 Annual Meeting of Shareholders to be held on or about May 7, 2003, provided, however that information appearing under the captions "Compensation Committee Report on Executive Compensation" and "Performance Comparison" is not incorporated herein and should not be deemed to be included in this document for any purpose.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information in response to this item is incorporated by reference herein to the information under the caption "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" presented in the Company's definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company's 2003 Annual Meeting of Stockholders to be held on or about May 7, 2003.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information in response to this item is incorporated herein by reference to the information under the caption "Management Agreement" and "Certain Transactions" presented in the Company's definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company's 2003 Annual Meeting of Shareholders to be held on or about May 7, 2003.

Item 14. CONTROLS AND PROCEDURES.

      The Company's chief operating officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, concluded that as of the Evaluation Date the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company was being made known to them by others within the Company in a timely manner, including the period when this annual report was being prepared.

      There were no significant changes in the Company's internal controls or, to the knowledge of the Company's chief operating officer and chief financial officer, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date.

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   (1)    The following financial statements of Merchants Group, Inc. are included on pages F-1 to F-22:

             Report of Independent Accountants
             Consolidated Balance Sheet - December 31, 2001 and 2002. Consolidated Statement of Operations - Years ended December 31, 2000, 2001 and 2002.


             Consolidated Statement of Changes in Stockholders' Equity - Years ended December 31, 2000, 2001 and 2002. Consolidated Statement of Cash Flows - Years ended December 31, 2000, 2001 and 2002.

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
               Supplemental Insurance Information Concerning Property - Casualty Subsidiaries

(b)   Reports on Form 8-K.

            On March 7, 2003, the Company filed a Form 8-K reporting that it reached an agreement in principle with Merchants Mutual Insurance Company whereby Merchants Mutual Insurance Company would continue to provide management services to the Company for the Company's traditional insurance business and to pool the insurance business traditionally written by each company.

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

            (f) Casualty Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and American Reinsurance Company (filed herewith).

            (g) Property Per Risk Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire and American Re-Insurance Company (filed herewith).

            (h) Property Catastrophe Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and the Subscribing Reinsurers Executing the Interest and Liabilities Agreements Attached Hereto, effective January 1, 2002 (incorporated by reference to Exhibit 10g to the Company's September 30, 2002 Quarterly Report on Form 10-Q filed on November 8, 2002).

            (i) Quota Share Reinsurance Treaty Agreement between Merchants Insurance Company of New Hampshire, Inc. and The Subscribing Underwriting Members of Lloyd's, London specifically identified on the schedules attached to this agreement dated January 1, 2000 (incorporated by reference to Exhibit 10h to the Company's 2000 Annual Report on Form 10-K filed on March 28, 2001).

      *     (j)   Merchants Mutual Capital Accumulation Plan (incorporated
                  by reference to Exhibit No. 10G to the Company's Registration
                  Statement (No. 33-9188) on Form S-1 filed on September 30,
                  1986).

      *     (k)   Merchants Mutual Capital Accumulation Plan, fifth
                  amendment, effective January 1, 1999 (incorporated by reference to Exhibit 10j to the Company's 2000 Annual Report on Form 10-K filed on March 28, 2001).

      *     (l)   Merchants Mutual Capital Accumulation Plan Trust Agreement
                  (restated as of January 1, 1996 (incorporated by reference to Exhibit 10(i) to the Company's 1996 Annual Report on Form 10-K
                  (File No. 1-9640) filed on March 28, 1997).

      *     (m)   Merchants Mutual Supplemental Executive Retirement Plan
                  dated as of December 29, 1989 and Agreement of Trust dated as of December 29, 1989 (incorporated by reference to Exhibit No.
                  10K to the Company's 1989 Annual Report on Form 10-K (File No.
                  1-9640) filed on March 21, 1990).

      *     (n)   Amendment dated June 10, 1992 to Agreement of Trust under
                  Merchants Mutual Supplemental Executive Retirement Plan dated as of December 29, 1989 (incorporated by reference to Exhibit
                  No. 10R to the Company's 1992 Annual Report on Form 10-K (File
                  No. 1-9640) filed on March 31, 1993).

      *     (o)   Merchants Group, Inc. 1986 Stock Option Plan As Amended
                  Through February 16, 1993 (incorporated by reference to
                  Exhibit No. 10E to the Company's 1992 Annual Report on Form
                  10-K (File No. 1-9640) filed on March 31, 1993).

      *     (p)   Form of Amended Indemnification Agreement entered into by
                  Registrant with each director and executive office of Registrant (incorporated by reference to Exhibit No. 10N to
                  Amendment No. 1 to the Company's Registration Statement on
                  (No. 33-9188) Form S-1 filed on November 7, 1986).

      *     (q)   Merchants Mutual Insurance Company Adjusted Return on
                  Equity Incentive Compensation Plan January 1, 2000
                  (incorporated by reference to Exhibit 10p to the Company's
                  2000 Annual Report on Form 10-K filed on March 28, 2001).

      *     (r)   Merchants Mutual Insurance Company Adjusted Return on
                  Equity Long Term Incentive Compensation Plan January 1, 2000
                  (incorporated by reference to Exhibit 10q to the Company's
                  2000 Annual Report on Form 10-K filed on March 28, 2001).

      *     (s)   Amendment No. 1 to Employee Retention Agreement between
                  Robert M. Zak and Merchants Mutual Insurance Company originally dated as of May 31, 1999, dated February 6, 2002
                  (filed herewith).

      *     (t)   Amendment No. 1 to Employee Retention Agreement between
                  Edward M. Murphy and Merchants Mutual Insurance Company originally dated as of March 1, 1999, dated February 6, 2002
                  (filed herewith).

      *     (u)   Amendment No. 1 to Employee Retention Agreement between
                  Kenneth J. Wilson and Merchants Mutual Insurance Company originally dated as of March 1, 1999, dated February 6, 2002
                  (filed herewith).

      *     (v)   Consulting Agreement between Stephen C. June and Merchants
                  Insurance Company of New Hampshire, Inc. ("MNH") dated as of
                  May 7, 2001 (incorporated by reference to Exhibit 10U of the
                  Company's 2001 Annual Report on Form 10-K (File No. 1-9640) filed on March 27, 2002).

      *     (w)   Employment Agreement between Stephen C. June and MNH dated as of April 1, 2002 (incorporated by reference to Exhibit 10V of the Company's 2001 Annual Report on Form 10-K (File No.
                  9640) filed on March 27, 2002).

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

      (23)        Consent of Independent Accountants (filed herewith).

      99(a) Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code (filed herewith).

* Indicates a management contract or compensation plan or arrangement.


      The Company will forward upon request any exhibit not contained herein upon payment of a fee equal to the Company's reasonable expenses in furnishing the exhibits. Requests should be directed to:

                               INVESTOR RELATIONS
                              MERCHANTS GROUP, INC.
                                 250 MAIN STREET
                             BUFFALO, NEW YORK 14202

                              MERCHANTS GROUP, INC.
                      SCHEDULE I - SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                December 31, 2002
                                 (in thousands)


                                                                     Amount at
                                                                   which shown
                                           Amortized     Market   in the balance
Type of Investment                         Cost/Cost     Value        sheet
------------------                        ----------    --------    --------
Fixed maturities:

United States Government and
    government agencies and authorities   $ 12,425      $ 12,855      $ 12,855
Corporate bonds                             55,067        56,123        56,123
Mortgage and asset backed securities        94,582        96,072        95,905
Tax exempt bonds                            28,320        28,685        28,685
                                          --------      --------      --------

       Total fixed maturities              190,394       193,735       193,568

Preferred stocks                             7,364         7,367         7,367

Short-term investments                       6,420         6,420         6,420

Other                                        2,042         2,042         2,042
                                          --------      --------      --------
                                          $206,220      $209,564      $209,397
                                          ========      ========      ========

                              MERCHANTS GROUP, INC.
        SCHEDULE II - AMOUNTS RECEIVABLE FROM/PAYABLE TO RELATED PARTIES,
                 AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER
                              THAN RELATED PARTIES
                  Years ended December 31, 2000, 2001 and 2002
                                 (in thousands)

                                                 2000    2001      2002
                                                ------  -------   -------
Receivable from (payable to) Merchants Mutual
    Insurance Company (1):

Balance at beginning of period                  $(618)   $(608)   $  (852)
Change during the period                           10     (244)    (2,385)
                                                -----    -----    -------

Balance at end of period                        $(608)   $(852)   $(3,237)
                                                =====    =====    =======

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

                              MERCHANTS GROUP, INC.
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                (in thousands except per share and share amounts)


BALANCE SHEET                                                              December 31,
-------------                                                              ------------
                                                                        2001         2002
                                                                        ----         ----
       Assets
Investment in subsidiary                                              $ 68,454    $ 67,581
Other assets                                                               354         405
                                                                      --------    --------
    Total assets                                                      $ 68,808    $ 67,986
                                                                      ========    ========

    Liabilities and Stockholders' Equity

Other liabilities                                                     $     57    $     62
Demand loan                                                                200          --
                                                                      --------    --------
    Total liabilities                                                      257          62
                                                                      --------    --------

Stockholders' equity:
    Preferred stock, $.01 par value, authorized and
         unissued 3,000,000 shares                                          --          --
    Preferred stock, no par value, $424.30 stated value,
         no shares issued or outstanding at December 31,
         2001 or 2002                                                       --          --
    Common stock, $.01 par value, authorized 10,000,000 shares;
         issued and outstanding of 2,224,452 shares at December 31,
         2001 and 2,210,152 shares at December 31, 2002                     32          32
    Additional paid in capital                                          35,795      35,795
    Treasury stock, 1,025,400 shares at December 31, 2001
         and 1,139,700 shares at December 31, 2002                     (20,332)    (22,766)
    Accumulated other comprehensive income (loss)                        1,812       1,937
    Accumulated earnings                                                51,244      52,926
                                                                      --------    --------

       Total stockholders' equity                                       68,551      67,924
                                                                      --------    --------

       Total liabilities and stockholders' equity                     $ 68,808    $ 67,986
                                                                      ========    ========

                              MERCHANTS GROUP, INC.
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                    Continued
                                 (in thousands)


INCOME STATEMENT
                                                   Year ended December 31,
                                                   -----------------------
                                                  2000       2001      2002
                                                  ----       ----      ----
Revenues:
       Equity in net income of subsidiary        $4,462      $887     $2,702
       Investment income (loss)                     (23)       44         (4)
                                                 ------      ----     -------
              Total revenues                      4,439       931      2,698

Expenses:
       General and administrative expenses          174       174        177
                                                 ------      ----     ------
       Operating income before income taxes       4,265       757      2,521
       Income tax benefit                           (74)      (64)       (17)
                                                 ------      ----     ------
              Net income                         $4,339      $821     $2,538
                                                 ======      ====     ======

                              MERCHANTS GROUP, INC.
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 (in thousands)



STATEMENT OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents:

                                                                  Year ended December 31,
                                                                  -----------------------
                                                         2000               2001             2002
                                                         ----               ----             ----
                                                                      (in thousands)
Cash flows from operating activities:                  $    (169)        $      (5)         $  (111)
                                                       ---------         ---------          -------
Cash flows from investing activities:
       Receipt of subsidiary common stock dividend         5,200             5,060            3,700
       Purchase of other investments, net                    (86)             (175)            (100)
                                                       ---------         ---------          -------
       Cash flows from investing activities                5,114             4,885            3,600
                                                       ---------         ---------          -------

Cash flows from financing activities:
       Purchase of treasury stock                         (2,924)           (4,269)          (2,434)
       Proceeds from (repayment of) demand loan, net      (1,025)              200             (200)
       Cash dividends                                       (993)             (925)            (856)
       Exercise of common stock options                        -               115                -
                                                       ---------          --------         --------
       Cash flows from financing activities               (4,942)           (4,879)          (3,490)
                                                       ---------          --------         --------

Net increase (decrease) in cash and cash equivalents           3                 1               (1)
Cash and cash equivalents, beginning of year                   1                 4                5
                                                       ---------          --------         --------
Cash and cash equivalents, end of year                 $       4          $      5         $      4
                                                       =========          ========         ========


Reconciliation of net income to net
       cash provided by operations:

Net income                                                $4,339              $821           $2,538

Adjustments to reconcile net income
       to net cash provided by operations:

              Equity in income of subsidiary              (4,462)             (887)          (2,702)
              Increase (decrease) in other liabilities        10                (1)               5
              (Increase) decrease in other
                 (non-investment) assets                     (56)               64               49
              Other, net                                       -                (2)              (1)
                                                         -------            ------          -------
Net cash used in operating activities                    $  (169)           $   (5)         $  (111)
                                                         =======            ======          =======

                              MERCHANTS GROUP, INC.
                 SCHEDULE III - CONDENSED FINANCIAL INFORMATION



NOTES TO CONDENSED FINANCIAL STATEMENTS

      Cash dividends of $5,200,000, $5,060,000 and $3,700,000 were paid to the Registrant by its consolidated subsidiary in the years ended December 31, 2000, 2001 and 2002, respectively.

                              MERCHANTS GROUP, INC.
                            SCHEDULE VI - REINSURANCE
                    YEARS ENDED DECEMBER 31, 2000, 2001, 2002
                        (in thousands except percentages)


                                                                                  Percentage
                                                Ceded      Assumed                of amount
                                    Gross      to other    from  other    Net      assumed
                                    amount     companies   companies    amount     to net
                                    ------     ---------   ---------    ------    -----------
Year ended December 31, 2000
Property and Casualty Premiums     $107,234     $13,532     $  640     $94,342        .7%

Year Ended December 31, 2001
Property and Casualty Premiums     $100,953     $ 8,392     $1,412     $93,973       1.5%

Year ended December 31, 2002
Property and Casualty Premiums     $ 72,803     $ 4,569     $2,294     $70,528       3.3%

                              MERCHANTS GROUP, INC.
           SCHEDULE X - SUPPLEMENTAL INSURANCE INFORMATION CONCERNING
                        PROPERTY - CASUALTY SUBSIDIARIES
                  Years ended December 31, 2000, 2001 and 2002
                                 (in thousands)


                                                                                 Losses & loss
                   Deferred  Reserves    Discount                              adjustment expenses   Amortiza-   Paid
                   policy    for losses  if any,                               incurred related to   tion of     losses
                   acquis-   and loss    deducted          Net      Net        (1)        (2)       deferred     & loss ad-   Direct
                   ition     adjustment  from     Unearned earned   investment Current    Prior     acquisition  justment    premium
                   costs     expenses    reserves premiums premiums income     years      years     costs        expenses    written
                   --------  ----------  -------- -------- -------- ---------- -------    ------    -----------  ----------  -------
Year ended:

December 31, 2000  $12,331   $145,075    $7,170   $50,857  $94,259  $13,903    $69,946    $ 1,428   $24,979      $67,625    $107,234

December 31, 2001  $12,354   $151,355    $6,714   $50,179  $93,885  $13,295    $76,618    $(1,474)  $24,880      $74,280    $100,953

December 31, 2002  $ 8,817   $147,136    $5,746   $35,119  $83,120  $10,403    $66,658    $(3,785)  $22,227      $67,230    $ 72,803

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Merchants Group, Inc.
Date: March 27, 2003    BY: /s/Robert M. Zak, Senior Vice President
                            ---------------------------------------
                               Robert M. Zak, Senior Vice President and
                               Chief Operating Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                     TITLE                     DATE
     ---------                     -----                     ----


/s/Richard E. Garman       Director, Chairman            March 27, 2003
----------------------     of the Board
Richard E. Garman


/s/Brent D. Baird          Director, President          March 27, 2003
----------------------
Brent D. Baird


/s/Robert M. Zak           Director, Sr. VP &           March 27, 2003
----------------------     Chief Operating
Robert M. Zak              Officer

/s/Kenneth J. Wilson       Vice President & CFO         March 27, 2003
----------------------     (principal financial
Kenneth J. Wilson          and accounting officer)

/s/Andrew A. Alberti       Director                     March 27, 2003
----------------------
Andrew A. Alberti


/s/Frank J. Colantuono     Director                     March 27, 2003
----------------------
Frank J. Colantuono


/s/Thomas E. Kahn          Director                     March 27, 2003
----------------------
Thomas E. Kahn


/s/Henry P. Semmelhack     Director                     March 27, 2003
----------------------
Henry P. Semmelhack

                                 CERTIFICATIONS


I, Robert M. Zak, certify that:

      1. I have reviewed this annual report on Form 10-K of Merchants Group, Inc.

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

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date:    March 27, 2003            By:/s/ Robert M. Zak




                                   -------------------------------------
                                   Robert M. Zak, Senior Vice President and
                                   Chief Operating Officer
                                   (Chief Executive Officer)

                                 CERTIFICATIONS


I, Kenneth J. Wilson, certify that:

      1. I have reviewed this annual report on Form 10-K of Merchants Group, Inc.

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

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date:    March 27, 2003                 By:/s/ Kenneth J. Wilson




                                        -------------------------------------
                                        Kenneth J. Wilson, Vice President and
                                        Chief Financial Officer
                                        (Chief Financial Officer)

                        Report of Independent Accountants

To the Board of Directors
and Stockholders of
Merchants Group, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1) on page 41 present fairly, in all material respects, the financial position of Merchants Group, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules appearing under Item 15 (a) (2) on page 41 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers
Buffalo, New York
February 12, 2003

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (in thousands)

                                                          December 31,
                                                          ------------
                  Assets                               2001           2002
                                                       ----           ----
Investments:
     Fixed maturities:
         Held to maturity at amortized cost         $ 13,042       $  4,092
         Available for sale at fair value            182,170        189,476
     Preferred stock at fair value                     9,422          7,367
     Other long-term investments at fair value         1,593          2,042
     Short-term investments                            6,905          6,420
                                                    --------       --------

                  Total investments                  213,132        209,397

Cash                                                   1,197              9
Interest due and accrued                               2,309          1,594
Premiums receivable, net of allowance for
     doubtful accounts of $431 in 2001 and
     $288 in 2002                                     21,685         14,496
Deferred policy acquisition costs                     12,354          8,817
Ceded reinsurance balances receivable                 18,810         19,086
Prepaid reinsurance premiums                           3,559          1,091
Deferred income taxes                                  4,790          4,195
Other assets                                           8,727         10,031
                                                    --------       --------

                  Total assets                      $286,563       $268,716
                                                    ========       ========

      The accompanying notes are an integral part of these consolidated financial statements.

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                (in thousands except share and per share amounts)


                                                                       December 31,
                                                                       ------------
      Liabilities and Stockholders' Equity                        2001             2002
                                                                  ----             ----

Liabilities:
     Reserve for losses and loss adjustment expenses            $ 151,355       $ 147,136
     Unearned premiums                                             50,179          35,119
     Demand loan                                                      200              --
     Payable to affiliate                                             852           3,237
     Other liabilities                                             15,426          15,300
                                                                ---------       ---------

              Total liabilities                                   218,012         200,792
                                                                ---------       ---------

Stockholders' equity:
     Common stock, $.01 par value, authorized
     10,000,000 shares, issued and
     outstanding 2,224,452 shares at December 31, 2001 and
     2,110,152 shares at December 31, 2002                             32              32
Additional paid in capital                                         35,795          35,795
Treasury stock, 1,025,400 shares at December 31, 2001
     and 1,139,700 shares at December 31, 2002                    (20,332)        (22,766)
Accumulated other comprehensive income                              1,812           1,937
Accumulated earnings                                               51,244          52,926
                                                                ---------       ---------

              Total stockholders' equity                           68,551          67,924
                                                                ---------       ---------

Commitments and contingencies                                          --              --

              Total liabilities and stockholders' equity        $ 286,563       $ 268,716
                                                                =========       =========

      The accompanying notes are an integral part of these consolidated financial statements.

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (in thousands except per share amounts)


                                                                    Year ended December 31,
                                                                    -----------------------
                                                               2000           2001             2002
                                                               ----           ----             ----
Revenues:
     Net premiums earned                                    $  94,259      $  93,885       $  83,120
     Net investment income                                     13,903         13,295          10,403
     Net realized investment gains (losses)                       109           (580)            953
     Other revenues                                               355            696             635
                                                            ---------      ---------       ---------
         Total revenues                                       108,626        107,296          95,111
                                                            ---------      ---------       ---------

Expenses:
     Net losses and loss adjustment expenses                   71,374         75,144          62,873
     Amortization of deferred policy acquisition costs         24,979         24,880          22,227
     Other underwriting expenses                                5,266          6,017           5,744
                                                            ---------      ---------       ---------
         Total expenses                                       101,619        106,041          90,844
                                                            ---------      ---------       ---------

Income before income taxes                                      7,007          1,255           4,267
Income tax provision                                            2,668            434           1,729
                                                            ---------      ---------       ---------
         Net income                                         $   4,339      $     821       $   2,538
                                                            =========      =========       =========

Earnings per share:
     Basic                                                  $    1.75      $     .35       $    1.19
                                                            =========      =========       =========
     Diluted                                                $    1.74      $     .35       $    1.19
                                                            =========      =========       =========

Weighted average number of shares outstanding
     Basic                                                      2,485          2,343           2,125
     Diluted                                                    2,487          2,343           2,129

      The accompanying notes are an integral part of these consolidated financial statements.

                              MERCHANTS GROUP, INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                 (in thousands)


                                                  Year ended December 31,
                                                  -----------------------
                                                2000         2001        2002
                                                ----         ----        ----

Net income                                      $ 4,339    $   821    $ 2,538
                                                -------    -------    -------
Other comprehensive income before tax:
     Unrealized gains on securities                 482      4,454      1,161
     Reclassification adjustment for gains
         included in net income                    (100)      (124)      (952)
                                                -------    -------    -------
Other comprehensive income before tax               382      4,330        209
Income tax provision related to items
     of other comprehensive income                   69      1,643         84
                                                -------    -------    -------
Other comprehensive income                          313      2,687        125
                                                -------    -------    -------

Comprehensive income                            $ 4,652    $ 3,508    $ 2,663
                                                =======    =======    =======

      The accompanying notes are an integral part of these consolidated financial statements.

                              MERCHANTS GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     (in thousands except per share amounts)

                                                           Year ended December 31,
                                                           -----------------------
                                                      2000           2001           2002
                                                      ----           ----           ----
Common stock:
     Beginning and end of year                     $     32       $     32       $     32
                                                   --------       --------       --------

Additional paid in capital:
     Beginning of year                               35,680         35,680         35,795
     Exercise of common stock options                    --            115             --
                                                   --------       --------       --------
     End of year                                     35,680         35,795         35,795
                                                   --------       --------       --------

Treasury stock:
     Beginning of year                              (13,139)       (16,063)       (20,332)
     Purchase of treasury shares                     (2,924)        (4,269)        (2,434)
                                                   --------       --------       --------
     End of year                                    (16,063)       (20,332)       (22,766)
                                                   --------       --------       --------

Accumulated other comprehensive income (loss)
     Beginning of year                               (1,188)          (875)         1,812
     Other comprehensive income                         313          2,687            125
                                                   --------       --------       --------
     End of year                                       (875)         1,812          1,937
                                                   --------       --------       --------

Accumulated earnings:
     Beginning of year                               48,002         51,348         51,244
     Net income                                       4,339            821          2,538
     Cash dividends ($.40/share in 2000,
         in 2001 and in 2002)                          (993)          (925)          (856)
                                                   --------       --------       --------
     End of year                                     51,348         51,244         52,926
                                                   --------       --------       --------

                  Total stockholders' equity       $ 70,122       $ 68,551       $ 67,924
                                                   ========       ========       ========

      The accompanying notes are an integral part of these consolidated financial statements.

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (in thousands)

                                                                         Year ended December 31,
                                                                         -----------------------
                                                                  2000           2001           2002
                                                                  ----           ----           ----
Cash flows from operations:
     Collection of premiums                                    $  94,497       $  91,807       $  77,395
     Payment of losses and loss adjustment expenses              (67,625)        (74,280)        (67,230)
     Payment of underwriting expenses                            (30,643)        (31,414)        (26,789)
     Investment income received                                   12,949          12,999          11,475
     Investment expenses paid                                       (387)           (304)           (334)
     Income taxes paid                                            (2,436)         (1,133)         (1,198)
     Other cash receipts                                             209             776             702
                                                               ---------       ---------       ---------
         Net cash provided by (used in) operations                 6,564          (1,549)         (5,979)
                                                               ---------       ---------       ---------

Cash flows from investing activities:
     Proceeds from fixed maturities sold or matured               70,453         104,712         135,364
     Purchase of fixed maturities                                (68,326)        (99,685)       (132,158)
     Net (increase) decrease in preferred stock                   (1,491)          5,261           1,634
     Net increase in other long-term investments                    (239)           (557)           (451)
     Net (increase) decrease in short-term investments            (2,006)         (2,355)            485
     Settlement of securities transactions                            --              --           1,022
                                                               ---------       ---------       ---------
         Net cash provided by (used in) investing activities      (1,609)          7,376           5,896
                                                               ---------       ---------       ---------

Cash flows from financing activities:
     Settlement of affiliate balances, net                           (10)            244           2,385
     Proceeds (repayment) of demand loan, net                     (1,025)            200            (200)
     Purchase of treasury stock                                   (2,924)         (4,269)         (2,434)
     Proceeds from exercise of common stock options                   --             115              --
     Cash dividends                                                 (993)           (925)           (856)
                                                               ---------       ---------       ---------
         Net cash used in financing activities                    (4,952)         (4,635)         (1,105)
                                                               ---------       ---------       ---------
     Increase (decrease) in cash                                       3           1,192          (1,188)
Cash, beginning of year                                                2               5           1,197
                                                               ---------       ---------       ---------
Cash, end of year                                              $       5       $   1,197       $       9
                                                               =========       =========       =========

      The accompanying notes are an integral part of these consolidated financial statements.

                              MERCHANTS GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
         RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATONS

                                 (in thousands)

                                                                 Year ended December 31,
                                                                 -----------------------
                                                            2000           2001           2002
                                                            ----           ----           ----
Net income                                                $  4,339       $    821       $  2,538

Adjustments:
     Depreciation and amortization                            (642)        (1,104)            23
     Net realized investment (gains) losses                   (109)           580           (953)

(Increase) decrease in assets:
     Interest due and accrued                                 (699)           507            715
     Premiums receivable                                       121         (1,842)         7,189
     Deferred policy acquisition costs                         (22)           (23)         3,537
     Ceded reinsurance balances receivable                  (7,693)        (5,721)          (276)
     Prepaid reinsurance premiums                           (1,158)           767          2,468
     Deferred income taxes                                    (331)          (170)           511
     Other assets                                              117         (1,190)        (1,304)

Increase (decrease) in liabilities:
     Reserve for losses and loss adjustment expenses        11,549          6,280         (4,219)
     Unearned premiums                                       1,241           (678)       (15,060)
     Other liabilities                                        (149)           224         (1,148)
                                                          --------       --------       --------
         Net cash provided by (used in) operations        $  6,564       $ (1,549)      $ (5,979)
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

      The consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") which differ in some respects from those followed in reports to insurance regulatory authorities. In its Annual Statement filed with regulatory authorities, MNH reported policyholders' surplus of $52,626,000 and $54,917,000 at December 31, 2001 and 2002, respectively. MNH's net income as reported in its Annual Statement was $3,981,000 in 2000, $443,000 in 2001 and $6,575,000 in 2002. All significant intercompany balances and transactions have been eliminated.

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

      Deferred policy acquisition costs

      Policy acquisition costs, such as commissions (net of reinsurance commissions), premium taxes and certain other underwriting expenses which vary directly with premium volume are deferred and amortized over the terms of the related insurance policies. Deferred policy acquisition costs are evaluated on an aggregate basis at least quarterly to determine if recorded amounts exceed estimated recoverable amounts after allowing for anticipated investment income. Premium deficiency if any, is recorded as amortization of deferred policy acquisition costs.

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

      The Company discounts its liability for workers' compensation case reserves on a tabular basis, using the National Council on Compensation Insurance Workers' Compensation Statistical Plan Table III A at a rate of 3.5%. The amount of discount at December 31, 2001 and 2002 is $6,714,000 and $5,746,000, respectively. Reserves for losses incurred but not reported and for LAE are not discounted.

      Structured settlements have been negotiated for claims on certain insurance policies. Structured settlements are agreements to provide periodic payments to claimants, and are funded by annuities purchased from various life insurance companies. The Company remains primarily liable for payment of these claims. Accordingly, a liability and a corresponding deposit in the amount of $7,475,000 and $8,456,000 at December 31, 2001 and 2002, respectively, are recorded in the Company's consolidated balance sheet.

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

2.    Related Party Transactions

      The Company and MNH have one paid employee. Under a management agreement Merchants Mutual Insurance Company ("Mutual"), which owns 12.1% of the Company's outstanding common stock at December 31, 2002, provides the Company and MNH with the facilities, management and personnel required to manage their day-to-day business. All underwriting, administrative, claims and investment expenses incurred on behalf of Mutual and MNH are shared on an allocated cost basis, determined as follows: for underwriting and administrative expenses, the respective share of total direct premiums written for Mutual and MNH serves as the basis of allocation; for claims expenses, the average number of outstanding claims is used; investment expenses are shared based on each company's share of total invested assets. MNH also pays an annual management fee of $50,000 to Mutual. On July 23, 1998, the Company gave notice to Mutual of its intent to terminate the management agreement under its terms, which termination is effective July 23, 2003. The Boards of Directors of Mutual and the Company have agreed in principle for Mutual to continue to provide administrative and management services to the Company and to manage the traditional property and casualty insurance business of MNH on substantially the same terms as currently exist. The proposed management agreement is subject to the approvals of the New Hampshire and New York Insurance Departments, which presently are being sought. Pending the receipt of regulatory approval of the proposed agreement, the Boards of Directors of Mutual, the Company and MNH have agreed to extend the effective date of termination of the existing management agreement until the earlier of the date the new management agreement is approved by the insurance regulators or January 1, 2004.

      MNH's agents are also licensed to sell Mutual's products. The agents are informed of the underwriting criteria of each company as well as the classes of business that are acceptable to each company. Underwriters review each application submitted by an agent to determine which company's underwriting criteria the risk meets and then issue a policy in the appropriate company. The payable to or receivable from affiliate (Mutual) is non-interest bearing and represents the net of premiums collected and loss and operating expense payments made by Mutual on behalf of MNH. This balance is settled in cash on a monthly basis.

3.    Investments

      Investments in fixed maturities and preferred stock

      The amortized cost and estimated fair value of investments in fixed maturities held to maturity and available for sale and the cost and estimated fair value of preferred stock are as follows:

                                                  Gross        Gross
                                 Amortized      Unrealized   Unrealized    Estimated
                                 Cost/Cost        Gains        Losses      Fair Value
                                 ---------        ------       ------      ----------
                                                    (in thousands)
December 31, 2001

Fixed maturities:

Held to maturity

Mortgage and asset backed
     securities                  $  13,042     $    993      $     --      $ 14,035
                                 =========     ========      ========      ========

Available for sale

U.S. Treasury securities and
     obligations of U.S.
     government corporations
     and agencies                $ 41,422      $    666      $    123      $ 41,965
Obligations of states and
     political subdivisions         8,805           202             8         8,999
Corporate securities               71,035         1,535           120        72,450
Mortgage and asset backed
     securities                    57,553         1,231            28        58,756
                                 --------      --------      --------      --------
         Total                   $178,815      $  3,634      $    279      $182,170
                                 ========      ========      ========      ========

Preferred stock                  $  9,389      $    105      $     72      $  9,422
                                 ========      ========      ========      ========

                                                  Gross        Gross
                                 Amortized      Unrealized   Unrealized    Estimated
                                 Cost/Cost        Gains        Losses      Fair Value
                                 ---------        ------       ------      ----------
                                                    (in thousands)
December 31, 2002

Fixed maturities:

Held to Maturity

Mortgage and asset backed
     securities                   $  4,092      $    167      $     --      $  4,259
                                  ========      ========      ========      ========

Available for sale

U.S. Treasury securities and
     obligations of U.S.
     government corporations
     and agencies                 $ 12,425      $    430      $     --      $ 12,855
Obligations of states and
     political subdivisions         28,320           365            --        28,685
Corporate securities                55,067         1,450           394        56,123
Mortgage and asset backed
     securities                     90,490         1,513           190        91,813
                                  --------      --------      --------      --------
         Total                    $186,302      $  3,758      $    584      $189,476
                                  ========      ========      ========      ========

Preferred stock                   $  7,364      $    138      $    135      $  7,367
                                  ========      ========      ========      ========

The amortized cost and fair value of fixed maturities by expected maturity at December 31, 2002 are shown below. Mortgage and asset backed securities are distributed in the table based upon management's estimate of repayment periods. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                      Estimated
                                                                        Fair
                                                 Amortized Cost        Value
                                                 -------------        ---------
                                                          (in thousands)
      Held to maturity
      Due in one year or less                        $3,416           $3,556
      Due after one year through five years             676              703
      Due after five years through ten years             --               --
      Due after ten years                                --               --
                                                     ------           ------
          Total                                      $4,092           $4,259
                                                     ======           ======


      Available for sale
      Due in one year or less                     $  77,108        $  78,320
      Due after one year through five years         103,706          106,020
      Due after five years through ten years          3,579            3,198
      Due after ten years                             1,909            1,938
                                                  ---------         --------
          Total                                    $186,302         $189,476
                                                   ========         ========

      Discount and premium pertaining to collateralized mortgage obligations are amortized over the securities' estimated redemption periods using the effective interest method. Yields used to calculate premium or discount are adjusted for prepayments quarterly.

      Fixed maturities with a par value of $1,900,000 were on deposit at December 31, 2002 with various state insurance departments in compliance with applicable insurance laws.

      Proceeds from sales of available for sale fixed maturity securities and preferred stock and gross realized gains and losses related to such sales are as follows:

                                              Year ended December 31,
                                              -----------------------------
                                       2000              2001          2002
                                       ----              ----          ----
                                                    (in thousands)
      Proceeds from sales               $5,555        $10,938       $54,189
      Gross realized gains                 109            218         1,442
      Gross realized losses                 --             17           489

      Net investment income

      Net investment income consists of:

                                              Year ended December 31,
                                              -----------------------------
                                       2000              2001          2002
                                       ----              ----          ----
                                                    (in thousands)
      Fixed maturities                 $12,718        $12,366        $9,917
      Short-term investments               404            277           181
      Other                              1,168            954           639
                                       -------        -------       -------
         Total investment income        14,290         13,597        10,737
      Investment expenses                  387            302           334
                                       -------        -------       -------
        Net investment income          $13,903        $13,295       $10,403
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

      The effect of reinsurance on premiums written and earned for the years ended December 31, 2000, 2001 and 2002 is as follows:

                                             2000                       2001                         2002
                                             ----                       ----                         ----
                                    Premiums      Premiums       Premiums     Premiums       Premiums      Premiums
                                    Written       Earned         Written      Earned         Written       Earned
                                    -------       -------        -------      ------         -------       ------
                                                                       (in thousands)
      Direct                        $107,234      $105,919       $100,953     $101,871       $ 72,803      $ 88,234
      Assumed                            640           714          1,412        1,173          2,294         1,923
      Ceded                          (13,532)      (12,374)        (8,392)      (9,159)        (4,569)       (7,037)
                                   ---------       -------       --------     --------       --------      --------
      Net Premiums                 $  94,342       $94,259       $ 93,973     $ 93,885       $ 70,528      $ 83,120
                                   =========       =======       ========     ========       ========      ========

      Reinsurance ceded transactions decreased net losses and LAE by $9,506,000, $9,987,000 and $3,656,000 for the years ended December 31, 2000, 2001 and
      2002 respectively.

      As a result of the reinsurance agreements maintained by MNH, MNH is exposed to certain credit risk if one or more of its primary reinsurers were to become financially unstable. As of December 31, 2002, MNH has recognized amounts to be recovered from its primary reinsurers related to ceded losses and ceded unearned premiums totaling $19,374,000. MNH generally does not require collateral for reinsurance recoverable.

5.    Reserve for Losses and Loss Adjustment Expenses

      Activity in the reserve for losses and LAE is summarized as follows:

                                                                    2001            2002
                                                                    ----            ----
                                                                      (in thousands)
      Reserve for losses and LAE at beginning of year           $145,075        $151,355
          Less reinsurance recoverables                           13,826          19,242
                                                                --------        --------
          Net balance at beginning of year                       131,249         132,113
                                                                --------        --------

      Provision for losses and LAE for claims occurring in:
          Current year                                            76,618          66,658
          Prior years                                             (1,474)         (3,785)
                                                                --------        --------
                                                                  75,144          62,873
                                                                --------        --------

      Loss and LAE payments for claims occurring in:
          Current year                                            28,719          26,387
          Prior years                                             45,561          40,843
                                                                --------        --------
                                                                  74,280          67,230
                                                                --------        --------

      Reserve for losses and LAE at end of year, net             132,113         127,756
          Plus reinsurance recoverables                           19,242          19,380
                                                                --------        --------
          Balance at end of year                                $151,355        $147,136
                                                                ========        ========

      In 2001, the Company decreased its reserves for prior years by $1,474,000 primarily due to favorable loss development related to its automobile and workers' compensation policies. In 2002, the Company decreased its reserves for prior years by $3,785,000 primarily due to favorable loss development related to its workers' compensation policies and commercial automobile liability policies, somewhat offset by unfavorable development on its private passenger automobile liability policies.

6.    Demand Loan

      The Company has arranged for a $2,000,000 unsecured credit facility from a bank. Any borrowings under this facility are payable on demand and carry an interest rate which can be fixed or variable and is negotiated at the time of each advance. This facility is available for general working capital purposes and for repurchases of the Company's common stock.

7.    Income Taxes

     The provision (benefit) for income taxes consists of:

                                          Year ended December 31,
                                      -------------------------------
                                      2000         2001          2002
                                      ----         ----          ----
                                                  (in thousands)
      Current                       $ 2,999      $   605       $ 1,248
      Deferred                         (331)        (171)          481
                                    -------      -------       -------
      Total income tax provision    $ 2,668      $   434       $ 1,729
                                    =======      =======       =======

      A reconciliation of the difference between the Company's total income tax provision and that calculated using statutory income tax rates is as follows:

                                                   Year ended December 31,
                                             ------------------------------------
                                             2000            2001            2002
                                             ----            ----            ----
                                                          (in thousands)
      Computed provision at statutory rate  $ 2,382         $   427         $ 1,451
      Adjustments:
         State income taxes, net of
               federal effect                   640             274             447

         Tax-exempt investment income          (214)           (115)           (85)
         Dividend exclusion                    (208)           (165)           (94)
         Other items                             68              13             10
                                            -------         -------        -------
      Total income tax provision            $ 2,668         $   434        $ 1,729
                                            =======         =======        =======

      Deferred tax (liabilities) assets are comprised of the following:

                                                               December 31,
                                                       ------------------------
                                                          2001            2002
                                                          ----            ----
                                                              (in thousands)
      Deferred policy acquisition costs                $(4,706)        $(3,525)
      Unrealized investment gains                         (811)         (1,248)
      Bond discounts                                      (607)           (739)
      Salvage and subrogation                             (234)           (233)
      Other                                                 --             (26)
                                                       -------         --------
      Total deferred tax liabilities                    (6,358)         (5,771)
                                                       -------         --------

      Discounting of reserve for losses and
          loss adjustment expenses                       7,456           6,736
      Unearned premiums                                  3,200           2,344
      State income taxes                                   221             260
      Other                                                271             626
                                                       -------         -------
      Total deferred tax assets                         11,148           9,966
                                                       -------         -------
          Net deferred income taxes                    $ 4,790         $ 4,195
                                                       =======         =======

      Although realization is not assured, based upon the evidence available the Company believes that it is more likely than not that the net deferred income tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are not achieved.

8.    Stockholders' Equity

      Dividends

      The Company depends on dividends from its subsidiary, MNH, to pay cash dividends to its stockholders and to meet its expenses. MNH is subject to New Hampshire state insurance laws which restrict its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of an insurer's policyholders' surplus as of the preceding December 31. The maximum amount of dividends that MNH could pay during any twelve-month period ending in 2003, without the prior approval of the New Hampshire Insurance Commissioner, is $5,492,000.

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

      In accounting for the Plan, the Company remains under the expense recognition provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" but follows the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock Based Compensation". No options were granted in 2000, 2001 or 2002 and, therefore, no compensation expense was recognized in those years.

      A summary of the status of the Company's outstanding options as of December 31, 2000, 2001 and 2002, and changes during the years ending on those dates is presented below:

                                   2000                          2001                         2002
                        ---------------------------      ----------------------     ------------------------
                                           Weighted                    Weighted                     Weighted
                                            Average                     Average                     Average
                           Options         Exercise        Options     Exercise       Options       Exercise
                         Outstanding        Price         Outstanding    Price       Outstanding      Price
                        ------------       --------      ------------  --------     ------------   ---------
      Beginning
        of year            47,000          $19.87          45,500        $19.84        35,500       $21.00
      Granted                  --              --              --            --            --           --
      Exercised                --              --          (8,000)        14.38            --           --
      Forfeited            (1,500)          21.00          (2,000)        21.00            --           --
                          -------                          ------                      ------
      End of year          45,500           19.84          35,500         21.00        35,500        21.00
                          =======                          ======                      ======
      Options
        exercisable
        at year-end        45,500           19.84          35,500         21.00        35,500        21.00
                           ======                          ======                      ======


      The following table summarizes information about the Company's outstanding stock options at December 31, 2002:

                Number          Remaining         Average           Number
             Outstanding        Contractual       Exercise        Exercisable
             at 12/31/02       Life  in Years      Price          at 12/31/02
             -----------       --------------     --------        -----------
               35,500               3.1            $21.00           35,500
               ======                                               ======

      Common stock repurchases

      During 2000, 2001 and 2002, the Company repurchased 165,100, 214,300 and 114,300 shares of its common stock, respectively. The Company was holding 1,025,400 and 1,139,700 of these shares in treasury as of December 31, 2001 and 2002, respectively.

      Preferred stock

      The Company's Preferred stock, no par value, $424.30 stated value, consists of 10,000 shares authorized; no shares were issued or outstanding at December 31, 2001 or December 31, 2002. The Company also has 3,000,000 shares of $.01 par value preferred stock which is authorized and unissued.

9.    Earnings Per Share

      The computations for basic and diluted earnings per share are as follows:


                                                     Year Ended December 31
                                                 -----------------------------
                                                 2000        2001        2002
                                                 ----        ----        ----
                                             (in thousands except per share amounts)
      Basic:
      Net income                               $4,339      $  821      $2,538
      Weighted average shares outstanding       2,485       2,343       2,125
      Basic earnings per share                             $ 1.75      $  .35
                                                                       $ 1.19

      Diluted:
      Net income                               $4,339      $  821      $2,538
      Weighted average shares outstanding       2,485       2,343       2,125
      Plus incremental shares from assumed
          conversion of stock options               2          --           4
                                               ------      ------      ------
      Weighted average shares
          outstanding-adjusted                  2,487       2,343       2,129
                                               ======      ======      ======
      Diluted earnings per share               $ 1.74      $  .35      $ 1.19
                                               ======      ======      ======

10.   Benefit Programs

      Mutual maintains a capital accumulation plan which is a profit sharing plan under Section 401(a) of the Internal Revenue Code that covers all employees who have completed six months of service. Mutual matches at least 15% and up to 100% of employee contributions, based on the combined net operating profits of Mutual and MNH. Additional contributions may be made at the discretion of the Board of Directors of Mutual. Under the terms of the management agreement, the Company's portion of the total contribution was $606,000, $486,000 and $370,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

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