Form 10-Q
period 2003-03-31
MERCHANTS GROUP INC
filed 2003-05-14
CIK 803027

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of April 30, 2003:     2,110,152 SHARES OF COMMON STOCK.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (in thousands)

                                                        December 31,  March 31,
                Assets                                     2002         2003
                ------                                   --------     --------
                                                                     (unaudited)
Investments:
  Fixed maturities:
    Held to maturity at amortized cost (fair value
        $4,259 in 2002 and $3,374 in 2003)               $  4,092     $  3,260
    Available for sale at fair value (amortized cost
        $186,302 in 2002 and $184,011 in 2003)            189,476      186,579
  Preferred stock at fair value                             7,367        5,981
  Other long-term investments at fair value                 2,042        1,762
  Short-term investments                                    6,420        5,000
                                                         --------     --------

             Total investments                            209,397      202,582

Cash                                                            9            6
Interest due and accrued                                    1,594        1,639
Premiums receivable, net of allowance for doubtful
    accounts of $288 in 2002 and $334 in 2003              14,496       16,493
Deferred policy acquisition costs                           8,817        8,533
Ceded reinsurance balances receivable                      19,086       19,082
Prepaid reinsurance premiums                                1,091          920
Deferred income taxes                                       4,195        4,505
Other assets                                               10,031       10,283
                                                         --------     --------

             Total assets                                $268,716     $264,043
                                                         ========     ========





               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                       (in thousands except share amounts)

                                                              December 31,    March 31,
                                                                 2002           2003
                                                               ---------      ---------
                                                                             (unaudited)
        Liabilities and Stockholders' Equity

Liabilities:
    Reserve for losses and loss adjustment expenses            $ 147,136      $ 145,980
    Unearned premiums                                             35,119         33,654
    Payable to affiliate                                           3,237          3,474
    Other liabilities                                             15,300         13,537
                                                               ---------      ---------

             Total liabilities                                   200,792        196,645
                                                               ---------      ---------

Stockholders' equity:
    Common stock, 10,000,000 shares authorized, 2,110,152
        shares issued and outstanding at December 31, 2002
        and March 31, 2003                                            32             32
    Additional paid in capital                                    35,795         35,795
    Treasury stock, 1,139,700 shares at December 31, 2002
        and March 31, 2003                                       (22,766)       (22,766)
    Accumulated other comprehensive income                         1,937          1,405
    Accumulated earnings                                          52,926         52,932
                                                               ---------      ---------
             Total stockholders' equity                           67,924         67,398
                                                               ---------      ---------

Commitments and contingent liabilities                              --             --

             Total liabilities and stockholders' equity        $ 268,716      $ 264,043
                                                               =========      =========



               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (in thousands except per share amounts)


                                                             Three Months
                                                            Ended March 31,
                                                          -------------------
                                                           2002        2003
                                                          -------     -------
                                                              (unaudited)
Revenues:
    Net premiums earned                                   $23,130     $16,141
    Net investment income                                   2,570       2,331
    Net realized investment gains                              73         116
    Other revenues                                            227          33
                                                          -------     -------
             Total revenues                                26,000      18,621
                                                          -------     -------

Expenses:
    Net losses and loss adjustment expenses                17,896      12,917
    Amortization of deferred policy acquisition costs       6,129       4,206
    Other underwriting expenses                             1,735       1,177
                                                          -------     -------
             Total expenses                                25,760      18,300
                                                          -------     -------

Income before income taxes                                    240         321
Income tax provision                                           98         105
                                                          -------     -------
             Net income                                   $   142     $   216
                                                          =======     =======

Basic and diluted earnings per share                      $   .07     $   .10
                                                          =======     =======

Weighted average shares outstanding:
    Basic                                                   2,171       2,110
    Diluted                                                 2,174       2,113






               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                 (in thousands)


                                                     Three Months
                                                    Ended March 31,
                                                 ------------------------
                                                  2002             2003
                                                 -------          -------
                                                       (unaudited)

Net income                                       $   142          $   216
                                                 -------          -------
Other comprehensive loss before taxes:
    Unrealized losses on securities                 (936)            (751)
    Reclassification adjustment
        for gains included in net income             (73)            (116)
                                                 -------          -------
Other comprehensive loss before taxes             (1,009)            (867)
Income tax benefit related to items
    of other comprehensive loss                     (381)            (335)
                                                 -------          -------
Other comprehensive loss                            (628)            (532)
                                                 -------          -------

Comprehensive loss                               $  (486)         $  (316)
                                                 =======          =======

















               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (in thousands)

                                                          Three Months
                                                         Ended March 31,
                                                     ------------------------
                                                       2002            2003
                                                     --------        --------
                                                            (unaudited)

Common stock, beginning and end                      $     32        $     32
                                                     --------        --------

Additional paid in capital, beginning and end:         35,795          35,795
                                                     --------        --------

Treasury stock:
    Beginning of period                               (20,332)        (22,766)
    Purchase of treasury shares                        (2,434)           --
                                                     --------        --------
    End of period                                     (22,766)        (22,766)
                                                     --------        --------

Accumulated other comprehensive income (loss):
    Beginning of period                                 1,812           1,937
    Other comprehensive income (loss)                    (628)           (532)
                                                     --------        --------
    End of period                                       1,184           1,405
                                                     --------        --------

Accumulated earnings:
    Beginning of period                                51,244          52,926
    Net income                                            142             216
    Cash dividends                                       (223)           (210)
                                                     --------        --------
    End of period                                      51,163          52,932
                                                     --------        --------

             Total stockholders' equity              $ 65,408        $ 67,398
                                                     ========        ========








               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (in thousands)

                                                                       Three Months
                                                                      Ended March 31,
                                                                  ------------------------
                                                                    2002            2003
                                                                  --------        --------
                                                                         (unaudited)
Cash flows from operations:
    Collection of premiums                                        $ 20,392        $ 12,852
    Payment of losses and loss adjustment expenses                 (17,591)        (14,162)
    Payment of other underwriting expenses                          (8,329)         (6,959)
    Investment income received                                       3,032           2,372
    Investment expenses paid                                           (78)            (74)
    Income taxes (paid) recovered                                      376            (145)
    Other                                                              228              33
                                                                  --------        --------
        Net cash used in operations                                 (1,970)         (6,083)
                                                                  --------        --------

Cash flows from investing activities:
    Proceeds from fixed maturities sold or matured                  17,931          34,066
    Purchase of fixed maturities                                   (17,071)        (30,903)
    Net decrease in preferred stock                                    149           1,500
    Net (increase) decrease in other long-term investments             583             (30)
    Net decrease in short-term investments                             860           1,420
    Increase in receivable for securities                             (104)           --
                                                                  --------        --------
        Net cash provided by investing activities                    2,348           6,053
                                                                  --------        --------

Cash flows from financing activities:
    Settlement of affiliate balances                                 1,129             237
    Increase decrease in demand loan, net                              400            --
    Purchase of treasury stock                                      (2,434)           --
    Cash dividends                                                    (223)           (210)
                                                                  --------        --------
        Net cash provided by (used in) financing activities         (1,128)             27
                                                                  --------        --------

        Decrease in cash                                              (750)             (3)

Cash:
    Beginning of period                                              1,197               9
                                                                  --------        --------
    End of period                                                 $    447        $      6
                                                                  ========        ========


               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    RECONCILIATION OF NET INCOME TO NET CASH

                               USED IN OPERATIONS

                                 (in thousands)

                                                              Three Months
                                                             Ended March 31,
                                                          ----------------------
                                                           2002           2003
                                                          -------        -------
                                                               (unaudited)

Net income                                                $   142        $   216

Adjustments:
    Accretion                                                  71             12
    Realized investment gains                                 (73)          (116)

(Increase) decrease in assets:
    Interest due and accrued                                  314            (45)
    Premiums receivable                                     1,083         (1,997)
    Deferred policy acquisition costs                       1,062            284
    Ceded reinsurance balances receivable                    (874)             4
    Prepaid reinsurance premiums                              347            171
    Deferred income taxes                                     (15)            24
    Other assets                                              224           (252)

Increase (decrease) in liabilities:
    Reserve for losses and loss adjustment expenses         1,562         (1,156)
    Unearned premiums                                      (4,355)        (1,465)
    Other liabilities                                      (1,458)        (1,763)
                                                          -------        -------

             Net cash used in operations                  $(1,970)       $(6,083)

                                                          =======        =======






               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation and Basis of Presentation

The consolidated balance sheet as of March 31, 2003 and the related consolidated statements of operations, of comprehensive income, of changes in stockholders' equity and of cash flows for the three months ended March 31, 2002 and 2003, respectively, are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of financial position and results of operations. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of Merchants Group, Inc. (the Company), its wholly-owned subsidiary, Merchants Insurance Company of New Hampshire, Inc. (MNH), and M.F.C. of New York, Inc., an inactive premium finance company which is a wholly-owned subsidiary of MNH. The accompanying consolidated financial statements should be read in conjunction with the following notes and the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) which differ in some respects from those followed in reports to insurance regulatory authorities. All significant intercompany balances and transactions have been eliminated.

2. Related Party Transactions

With the exception of the individual who serves as both the President of the Company and the Chief Operating Officer of MNH, the Company and MNH have no paid employees. Under a management agreement dated September 26, 1986 (the Management Agreement), Merchants Mutual Insurance Company (Mutual), which owned 12.1% of the Company's common stock at March 31, 2003, provided the Company and MNH with the facilities, management and personnel required to manage their day-to-day business through December 31, 2002. All underwriting, administrative, claims and investment expenses incurred on behalf of Mutual and MNH were shared on an allocated cost basis. Effective January 1, 2003, the Company, MNH and Mutual entered into a new agreement (the Services Agreement) for Mutual to provide underwriting, administrative, claims and investment services to the Company and MNH and to manage the traditional property and casualty insurance business of MNH on substantially the same terms as under the Management Agreement. As of January 1, 2003 MNH and Mutual entered into a reinsurance pooling agreement (the Reinsurance Pooling Agreement) that provides for the pooling, or sharing, of the insurance business traditionally written by Mutual and MNH. The Reinsurance Pooling Agreement applies to premiums earned and losses incurred on or after its effective date. The terms of these agreements are more fully described in the Company's Annual Report of Form 10-K for the year ended December 31, 2002.

3. Earnings Per Share

Basic and diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each period, increased by the assumed exercise of options for 35,500 shares of common stock in 2003 and 2002, which would have resulted in 2,745 and 2,660 additional shares outstanding, respectively, assuming the proceeds to the Company from exercise were used to purchase shares of the Company's common stock at its average market value per share during the quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 2003 As Compared to the Three Months Ended March 31, 2002

The following discussion should be considered in light of the statements under the heading "Safe Harbor Statement under the Securities Litigation Reform Act of 1995," at the end of this Item. All capitalized terms used in this Item that are not defined in this Item have the meanings given to them in Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q, which is incorporated herein by reference.

Total revenues for the three months ended March 31, 2003 were $18,621,000, a decrease of $7,379,000 or 28% from $26,000,000 for the three months ended March 31, 2002.

Results of operations for the three months ended March 31, 2003 reflect the effects of the new Services Agreement and the Reinsurance Pooling Agreement between the Company and its wholly-owned insurance subsidiary, Merchants Insurance Company of New Hampshire, Inc. (MNH) and Merchants Mutual Insurance Company (Mutual), effective January 1, 2003. The Services Agreement calls for Mutual to provide underwriting, administrative, claims and investment services to the Company and MNH. The Reinsurance Pooling Agreement provides for the pooling, or sharing, of insurance business traditionally written by Mutual and MNH on or after the effective date. MNH's share of pooled (combined Mutual and MNH) premiums earned and losses and loss adjustment expenses (LAE) for 2003 in accordance with the Reinsurance Pooling Agreement is 40%. In addition to comparisons of the Company's share of pooled premiums for 2003 to its unpooled premiums for the same period in 2002, this item includes comparisons of the pooled, or combined Mutual and MNH, premiums written for 2003 to the combined business of Mutual and MNH for the same period in 2002, even though the companies were not party to a reinsurance pooling agreement in 2002.

The Company's share of pooled direct premiums written in accordance with the Reinsurance Pooling Agreement for the first quarter of 2003 was $16,302,000. Direct premiums written by MNH on an unpooled basis for the three months ended March 31, 2002 were $20,481,000. Pooled direct premiums written for the three months ended March 31, 2003 decreased 3% from the year earlier period.

The Company's share of pooled voluntary direct premiums written in accordance with the Reinsurance Pooling Agreement for the three months ended March 31, 2003 was $15,558,000. Voluntary direct premiums written by MNH on an unpooled basis for the three months ended March 31, 2002 were $19,271,000. Pooled voluntary direct premiums written for the three months ended March 31, 2003 decreased 4% from the year earlier period.

The Company's share of pooled voluntary personal lines direct premiums written in accordance with the Reinsurance Pooling Agreement for the three months ended March 31, 2003 was $6,085,000. Voluntary personal lines direct premiums written by MNH on an unpooled basis for the three months ended March 31, 2002 were $8,730,000. Pooled voluntary personal lines direct written premiums for the three months ended March 31, 2003 were substantially unchanged from the first quarter of 2002. Pooled voluntary private passenger automobile (PPA) direct premiums written for the three months ended March 31, 2003 decreased 2% to $11,447,000, from $11,674,000 for the three months ended March 31, 2002. On a pooled basis, PPA policies in force have decreased 7% in the twelve months ended March 31, 2003, while average premium per PPA policy has increased 12%.

Over the past several years many insurance companies, including the Company and Mutual, offering PPA in New Jersey have had difficulty earning a profit on PPA policies. New Jersey is a "take all comers" state, meaning that all PPA policy applications that meet certain minimum criteria must be accepted and underwritten by the company that receives the application. As a result, it is difficult for a company to predict or control its volume of New Jersey PPA business. Prior to the effective date of the Reinsurance Pooling Agreement, the Company had no significant exposure to the New Jersey PPA market. The Company and Mutual have each filed a plan with the New Jersey Department of Banking and Insurance to withdraw from the New Jersey PPA market. Approval of the plan is pending.

The Company's share of pooled New Jersey PPA direct premiums written for the three months ended March 31, 2003 was $1,130,000. New Jersey PPA direct premiums written by MNH on an unpooled basis for the three months ended March 31, 2002 were $7,000. Pooled New Jersey PPA direct premiums written for the three months ended March 31, 2003 were $2,825,000, an increase of 18% from $2,390,000 for the three months ended March 31, 2002.

The Company's share of pooled voluntary commercial lines direct premiums written in accordance with the Reinsurance Pooling Agreement for the first quarter of 2003 was $9,473,000. Voluntary commercial lines direct premiums written by MNH on an unpooled basis for the three months ended March 31, 2002 were $10,541,000. Pooled voluntary commercial lines direct premiums written for the three months ended March 31, 2003 decreased 7% from the first quarter of 2002. A 27% decrease in pooled commercial lines policies in force was mostly offset by a 24% increase in average premium per pooled voluntary commercial lines policy. The increase in average premium per pooled voluntary commercial lines policy is primarily the result of rate increases being reflected in average premiums charged.

The Company's share of pooled involuntary direct premiums written in accordance with the Reinsurance Pooling Agreement for the first quarter of 2003 was $744,000, a reduction of its exposure to such business as a result of the Reinsurance Pooling Agreement. Involuntary direct premiums written by MNH on an unpooled basis for the three months ended March 31, 2002 were $1,361,000. Pooled involuntary direct premiums written increased 37% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Approximately 50% of this increase resulted from a 19% rate increase effective May 2002 for policies assigned by the New York Automobile Insurance Plan (NYAIP). Pooled involuntary direct premiums written, which is comprised primarily of PPA insurance, accounted for 5% and 3% of all pooled direct written premiums during the three months ended March 31, 2003 and 2002, respectively.

The Company's share of pooled net premiums written in accordance with the Reinsurance Pooling Agreement for the three months ended March 31, 2003 was $14,847,000. Net premiums written for the three months ended March 31, 2002 were $19,122,000. Pooled net premiums written for the three months ended March 31, 2003 were $38,358,000, a decrease of $1,077,000, or 3% from $39,435,000 for the three
months ended March 31, 2002, primarily due to the aforementioned 3% decrease in pooled direct premiums written.

The Company's share of pooled net premiums earned in accordance with the Reinsurance Pooling Agreement for the three months ended March 31, 2003 was $16,141,000. Net premiums earned for the three months ended March 31, 2002 were $23,130,000.

Net investment income was $2,331,000 for the three months ended March 31, 2003, a decrease of 9% from $2,570,000 for the three months ended March 31, 2002. The average pre-tax yield associated with the investment portfolio decreased 95 basis points to 4.7% for the three months ended March 31, 2003 when compared to the three months ended March 31, 2002. Average invested assets for the three months ended March 31, 2003 decreased 4% compared to the year earlier period.

Net losses and LAE, which include the Company's share of pooled 2003 accident year losses, were $12,917,000 for the three months ended March 31, 2003, a decrease of $4,979,000, or 28%, from $17,896,000 for the three months ended March 31, 2002. The loss and LAE ratio increased to 80.0% for the three months ended March 31, 2003 from 77.4% for the three months ended March 31, 2002. Approximately 1 percentage point of this increase was due to an increase in prior accident year losses and LAE related to business assumed from involuntary markets, principally commercial auto. The remainder of the increase relates to the current accident year.

The ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned decreased to 33.3% for the three months ended March 31, 2003 from 34.0% for the three months ended March 31, 2002. Commissions, premium taxes and other state assessments that vary directly with the Company's premium volume represented 20.9% of net premiums earned in the three months ended March 31, 2003 compared to 20.3% in the three months ended March 31, 2002.

The Company's effective income tax rate for the three months ended March 31, 2003 was 32.7%. This rate was calculated based upon the Company's estimate of its effective income tax rate for all of 2003.

Liquidity and Capital Resources

In developing its investment strategy the Company determines a level of cash and short-term investments which, when combined with expected cash flow, is estimated to be adequate to meet expected cash obligations. The decrease in the Company's net premiums written in 2002 will likely result in continued negative cash flows from operations. The Company believes that careful management of the relationship between assets and liabilities will minimize the likelihood that investment portfolio sales will be necessary to fund insurance operations and that the effect of any such sale on the Company's stockholders' equity will not be material.

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

The Company designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as accumulated other comprehensive income within stockholders' equity. At March 31, 2003, the Company recorded as accumulated other comprehensive income in its Consolidated Balance Sheet $1,405,000 of unrealized gains, net of taxes, associated with its investments classified as available for sale. During the three months ended March 31, 2003 the Company recorded $532,000 of unrealized losses, net of tax, associated with its available for sale investments as other comprehensive income.

At March 31, 2003, the Company's portfolio of fixed maturity investments represented 93.7% of invested assets. Management believes that this level of bond holdings is consistent with the Company's liquidity needs because it anticipates that cash receipts from net premiums written and investment income will enable the Company to satisfy its cash obligations. Furthermore, a portion of the Company's bond portfolio is invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide monthly paydowns of bond principal.

At March 31, 2003, $94,373,000 or 49.7%, of the Company's fixed maturity portfolio was invested in mortgage-backed and other asset-backed securities. The Company invests in a variety of collateralized mortgage obligation ("CMO") products but has not invested in the derivative type of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company's CMO investments have a secondary market and their effect on the Company's liquidity does not differ from that of other fixed maturity investments.

At March 31, 2003 $3,992,000, or 2.0%, of the Company's investment portfolio was invested in non-investment grade securities compared to $8,688,000, or 4.1%, at March 31, 2002.

The Company has arranged for a $2,000,000 unsecured credit facility from a bank in the form of a master grid note. Any borrowings under this facility are payable on demand and carry an interest rate which can be fixed or variable and is negotiated at the time of each advance. This facility is available for general working capital purposes and for repurchases of the Company's common stock. At March 31, 2003, no amount was outstanding on this loan.

As a holding company, the Company is dependent on cash dividends from MNH to meet its obligations, pay any cash dividends and repurchase its shares. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's statutory policyholders' surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve month period ending in 2003 without the prior approval of the New Hampshire Insurance Commissioner is $5,492,000. MNH paid $3,700,000 of dividends to the Company in 2002. Dividends were paid in

February 2002, May 2002 and November 2002, of $2,300,000, $900,000 and $500,000,
respectively. The Company paid cash dividends to its common stockholders of $.10 per share in the first quarter of 2003 amounting to $210,000. On May 7, 2003 the Company declared a quarterly cash dividend of $.10 per share payable on June 4, 2003 to shareholders of record as of the close of business on May 16, 2003.

Under the Management Agreement and the Services Agreement, Mutual has provided services and facilities for MNH to conduct its insurance business on a cost reimbursed basis. The balance in the payable to or receivable from affiliate account represents the amount owing to or owed by Mutual by or to the Company for the difference between premiums collected and payments made for losses, employees, services and facilities by Mutual on behalf of MNH.

Regulatory guidelines suggest that the ratio of a property-casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. MNH has consistently followed a business strategy that would allow it to meet this 3 to 1 regulatory guideline. For the first three months of 2003, MNH's ratio of net premiums written to statutory surplus, annualized for a full year, was 1 to 1.

Relationship with Mutual

The Company's and MNH's business and day-to-day operations are closely aligned with those of Mutual. This is the result of a combination of factors. Mutual has had a historical ownership interest in the Company and MNH. Prior to November 1986 MNH was a wholly-owned subsidiary of Mutual. Following the Company's initial public offering in November 1986 and until a secondary stock offering in July 1993 the Company was a majority-owned subsidiary of Mutual. Mutual currently owns 12.1% of the Company's common stock. Under the Management Agreement, which was effective from 1986 through December 31, 2002, Mutual provided the Company and MNH with facilities and personnel to conduct the traditional Merchants insurance business and other services. With the exception of the individual who serves as both the President of the Company and the Chief Operating Officer of MNH, the officers of the Company and MNH are paid full time employees of Mutual whose services are provided under the Services Agreement. Also, effective January 1, 2003, the Reinsurance Pooling Agreement between MNH and Mutual provides for MNH to cede all of its net risk on its traditional insurance business to Mutual and then to assume from Mutual an agreed percentage (40% in 2003) of the combined traditional insurance business of both MNH and Mutual. This will create a common underwriting result for MNH and Mutual under the Reinsurance Pooling Agreement and further align the interests of the parties.

The Services Agreement and the Reinsurance Pooling Agreement have been approved by the New Hampshire and New York Insurance Departments.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the potential for loss due to changes in the fair value of financial instruments. The market risk related to the Company's financial instruments primarily relates to its investment portfolio. The value of the Company's investment portfolio of $202,582,000 at March 31, 2003 is subject to changes in interest rates and to a lesser extent on credit quality. Further, certain mortgage-backed and asset-backed securities are exposed to accelerated prepayment risk generally caused by interest rate movements. If interest rates were to decline, mortgage holders would be more likely to refinance existing mortgages at lower rates. Acceleration of future repayments could adversely affect future investment income, if reinvestment of the accelerated receipts was made in lower yielding securities.

The following table provides information related to the Company's fixed maturity investments at March 31, 2003. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based upon the maturity date or, in the case of mortgage-backed and asset-backed securities, expected payment patterns. Actual cash flows could differ from those shown in the table.

Fixed Maturities

Expected Cash Flows of Principal Amounts ($ in 000's):

                                                                                                                     TOTAL
                                                                                                                -------------------
                                                                                                                           Esti-
                                                                                                                Amor-      mated
                                                                                                   There-       tized      Market
                                   2003         2004         2005         2006         2007        after         Cost       Value
                                 --------     --------     --------     --------     --------     --------     --------    --------
Held to Maturity

Mortgage & asset backed
       securities                $  3,037     $    223     $      0     $      0     $      0     $      0     $  3,260    $  3,374
    Average interest rate             7.3%         7.2%         0.0%         0.0%         0.0%         0.0%        --          --
                                 --------     --------     --------     --------     --------     --------     --------    --------

Total                            $  3,037     $    223     $      0     $      0     $      0     $      0     $  3,260    $  3,374
                                 ========     ========     ========     ========     ========     ========     ========    ========

Available for Sale

U.S. Treasury securities and
       obligations of U.S.
       Government corporations
       and agencies              $  4,189     $      0     $  8,215     $      0     $      0     $  3,009     $ 15,413    $ 15,854
    Average interest rate             4.1%         0.0%         3.6%         0.0%         0.0%         3.2%        --          --

Obligations of states and
       political subdivisions       5,826        1,381        8,620        9,707        3,907        2,293       31,734      32,090
    Average interest rate             7.5%         4.1%         3.2%         3.4%         4.3%         3.8%        --          --

Corporate securities               19,123        6,874       17,792            0            0        2,710       46,499      47,510
    Average interest rate             4.5%         7.8%         4.0%         0.0%         0.0%        13.6%        --          --

Mortgage & asset
       backed securities           29,308       17,933       13,545       10,622        2,061       17,476       90,945      91,705
    Average interest rate             5.4%         5.4%         5.4%         5.4%         5.5%         5.6%        --          --
                                 --------     --------     --------     --------     --------     --------     --------    --------

Total                            $ 58,446     $ 26,188     $ 48,172     $ 20,329     $  5,968     $ 25,488     $184,011    $186,579
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

Item 4.      Controls and Procedures

    The Company's chief operating officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, concluded that as of the Evaluation Date the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company was being made known to them by others within the Company in a timely manner, including the period when this quarterly report was being prepared.

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

         5      Opinion re legality - N/A.

         10(a) Management Agreement dated as of September 29, 1986 by and among Merchants Mutual Insurance Company, Registrant and Merchants Insurance Company of New Hampshire, Inc. (incorporated by reference to Exhibit No. 10a to the Company's Registration Statement (No. 33-9188) on Form S-1 filed on September 30,
                1986).

         (b) Services Agreement Among Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and Merchants Group, Inc. dated January 1, 2003 (filed herewith)

         (c) Reinsurance Pooling Agreement between Merchants Insurance Company of New Hampshire, Inc. and Merchants Mutual Insurance Company effective January 1, 2003 (filed herewith).

         (d) Agreement of Reinsurance No. 6922 between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and General Reinsurance Corporation (incorporated by reference to Exhibit No. 10e to the Company's Registration Statement (No. 33-9188) on Form S-1 filed on September 30,
                1986).

         (e) Agreement of Reinsurance No. 7299 between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and General Reinsurance Corporation, (incorporated by reference to Exhibit No. 10o to the Company's 1987 Annual Report on Form 10-K (File No. 1-9640) filed on March 19, 1988).

         (f) Agreement of Reinsurance dated January 27, 1993, between Merchants Mutual Insurance Company and Merchants Insurance Company of New Hampshire, Inc. (incorporated by reference to Exhibit (3) in the Company's Current Report on Form 8-K (File No. 1-9640) filed on January 29, 1993).

         (g) Agreement of Reinsurance No. 8009 between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and General Reinsurance Corporation, (incorporated by reference to Exhibit 10e to the Company's 1995 Annual Report on Form 10-K filed on March 28, 1996).

         (h) Casualty Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and American Reinsurance Company (incorporated by reference to Exhibit 10(f) to the Company's 2002 Annual Report on Form 10-K filed on March 31, 2002).

         (i) Property Per Risk Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and American Reinsurance Company (incorporated by reference to Exhibit 10(g) to the Company's 2002 Annual Report on Form 10-K filed on March 31, 2002).

         (j) Property Catastrophe Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and The Subscribing Reinsurers Executing the Interest and Liabilities Agreements Attached Hereto, effective January 1, 2002 (incorporated by reference to
                Exhibit 10g to the Company's 2002 Quarterly Report on Form 10-Q filed on November 8, 2002).

         (k) Quota Share Reinsurance Treaty Agreement between Merchants Insurance Company of New Hampshire, Inc. and The Subscribing Underwriting Members of Lloyd's, London specifically identified on the schedules attached to this agreement dated January 1, 2000 (incorporated by reference to Exhibit 10h to the Company's 2000 Annual Report on Form 10-K filed on March 28, 2001).

         *(l) Merchants Mutual Capital Accumulation Plan (incorporated by reference to Exhibit No. 10g to the Company's Registration Statement (No. 33-9188) on Form S-1 filed on September 30,
                1986).

         *(m) Merchants Mutual Capital Accumulation Plan, fifth amendment, effective January 1, 1999 (incorporated by reference to Exhibit 10j to the Company's 2000 Annual Report on Form 10-K filed on March 28, 2001).

          *(n) Merchants Mutual Capital Accumulation Plan Trust Agreement (restated as of January 1, 1996 (incorporated by reference to Exhibit 10(i) to the Company's 1996 Annual Report on Form 10-K (File No. 1-9640) filed on March 28, 1997).

          *(o) Merchants Mutual Supplemental Executive Retirement Plan dated as of December 29, 1989 and Agreement of Trust dated as of December 29, 1989 (incorporated by reference to Exhibit No. 10k to the Company's 1989 Annual Report on Form 10-K (File No. 1-9640) filed on March 21, 1990).

          *(p) Amendment dated June 10, 1992 to Agreement of Trust under Merchants Mutual Supplemental Executive Retirement Plan dated as of December 29, 1989 (incorporated by reference to Exhibit No. 10r to the Company's 1992 Annual Report on Form 10-K (File No. 1-9640) filed on March 31, 1993).

          *(q) Merchants Group, Inc. 1986 Stock Option Plan As Amended Through February 16, 1993 (incorporated by reference to Exhibit No. 10e to the Company's 1992 Annual Report on Form 10-K (File No. 1-9640) filed on March 31, 1993).

          *(r) Form of Amended Indemnification Agreement entered into by Registrant with each director and executive officer of Registrant (incorporated by reference to Exhibit No. 10n to Amendment No. 1 to the Company's Registration Statement on (No. 33-9188) Form S-1 filed on November 7, 1986).

          *(s) Merchants Mutual Insurance Company Adjusted Return on Equity Incentive Compensation Plan January 1, 2000 (incorporated by reference to Exhibit 10p to the Company's 2000 Annual Report on Form 10-K filed on March 28, 2001).

          *(t) Merchants Mutual Insurance Company Adjusted Return on Equity Long Term Incentive Compensation Plan January 1, 2000 (incorporated by reference to Exhibit 10q to the Company's 2000 Annual Report on Form 10-K filed on March 28, 2001).

          *(u)  Amendment No. 1 to Employee Retention Agreement between Robert
                M. Zak and Merchants Mutual Insurance Company originally dated as of May 1, 1999, dated February 6, 2002 (incorporated by reference to Exhibit 10(s) to the Company's 2002 Annual Report on Form 10-K filed on March 31, 2003).

          *(v)  Amendment No. 1 to Employee Retention Agreement between Edward
                M. Murphy and Merchants Mutual Insurance Company originally dated as of March 1, 1999, dated February 6, 2002 (incorporated by reference to Exhibit 10(t) to the Company's 2002 Annual Report on Form 10-K filed on March 31, 2003).

          *(w)  Amendment No. 1 to Employee Retention Agreement between Kenneth
                J. Wilson and Merchants Mutual Insurance Company originally dated as of March 1, 1999, dated February 6, 2002 incorporated by reference to Exhibit 10(u) to the Company's 2002 Annual Report on Form 10-K filed on March 31, 2003.

          *(x) Consulting Agreement between Stephen C. June and Merchants Insurance Company of New Hampshire, Inc. dated as of May 7, 2001 (incorporated by reference to Exhibit 10t to the Company's 2001 Annual Report on Form 10-K filed on March 21, 2002).

          *(y) Employment Agreement between Stephen C. June and Merchants Insurance Company of New Hampshire, Inc. dated as of April 1, 2002 (incorporated by reference to Exhibit 10u to the Company's 2001 Annual Report on Form 10-K filed on March 21, 2002).

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

                                            MERCHANTS GROUP, INC.
                                            (Registrant)




Date: May 13, 2003                          By: /s/ Kenneth J. Wilson
                                                ------------------------------
                                            Kenneth J. Wilson
                                            Chief Financial Officer and
                                            Treasurer (duly authorized
                                            officer of the registrant and
                                            chief accounting officer)

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


Date:    May 13, 2003                      By:/s/ Robert M. Zak




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


Date:    May 13, 2003                      By:/s/ Kenneth J. Wilson




                                           -------------------------------------
                                           Kenneth J. Wilson, Vice President and
                                           Chief Financial Officer
                                           (Chief Financial Officer)