Form 10-Q
period 2003-06-30
MERCHANTS GROUP INC
filed 2003-08-12
CIK 803027

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ]

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of July 31, 2003:      2,110,152 SHARES OF COMMON STOCK.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (in thousands)

                                                        December 31,    June 30,
                          Assets                            2002          2003
                          ------                          --------    -----------
                                                                      (unaudited)
Investments:
  Fixed maturities:
    Held to maturity at amortized cost (fair value
        $4,259 in 2002 and $2,965 in 2003)                $  4,092      $  2,923
    Available for sale at fair value (amortized cost
        $186,302 in 2002 and $198,662 in 2003)             189,476       202,157
  Preferred stock at fair value                              7,367         5,785
  Other long-term investments at fair value                  2,042         2,103
  Short-term investments                                     6,420         5,436
                                                          --------      --------

             Total investments                             209,397       218,404

Cash                                                             9            10
Interest due and accrued                                     1,594         1,501
Premiums receivable, net of allowance for doubtful
    accounts of $288 in 2002 and $347 in 2003               14,496        17,112
Deferred policy acquisition costs                            8,817         8,756
Ceded reinsurance balances receivable                       19,086        20,088
Prepaid reinsurance premiums                                 1,091           948
Receivable from affiliate                                        -         1,668
Deferred income taxes                                        4,195         4,511
Other assets                                                10,031         9,806
                                                          --------      --------

             Total assets                                 $268,716      $282,804
                                                          ========      ========





               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                       (in thousands except share amounts)

                                                               December 31,      June 30,
                                                                   2002            2003
                                                                   ----            ----
                                                                               (unaudited)
        Liabilities and Stockholders' Equity
        ------------------------------------

Liabilities:
    Reserve for losses and loss adjustment expenses             $ 147,136       $ 147,254
    Unearned premiums                                              35,119          34,565
    Payable to affiliate                                            3,237               -
    Payable for securities                                              -           4,612
    Short term borrowings                                               -          11,692
    Other liabilities                                              15,300          14,324
                                                                ---------       ---------

             Total liabilities                                    200,792         212,447
                                                                ---------       ---------

Stockholders' equity:
    Common stock, 10,000,000 shares authorized, 2,110,152
        shares issued and outstanding at December 31, 2002
        and June 30, 2003                                              32              32
    Additional paid in capital                                     35,795          35,795
    Treasury stock, 1,139,700 shares at December 31, 2002
        and June 30, 2003                                         (22,766)        (22,766)
    Accumulated other comprehensive income                          1,937           2,053
    Accumulated earnings                                           52,926          55,243
                                                                ---------       ---------
             Total stockholders' equity                            67,924          70,357
                                                                ---------       ---------

Commitments and contingent liabilities                                  -               -

             Total liabilities and stockholders' equity          $268,716        $282,804
                                                                =========       =========






               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (in thousands except per share amounts)



                                              Three Months               Six Months
                                             Ended June 30,            Ended June 30,
                                           2002          2003         2002         2003
                                           ----          ----         ----         ----
                                                            (unaudited)
Revenues:
    Net premiums earned                   $21,569      $16,215      $44,699      $32,356
    Net investment income                   2,727        2,183        5,297        4,514
    Net realized investment gains           1,310        2,050        1,383        2,166
    Other revenues                            210          124          437          157
                                          -------      -------      -------      -------
        Total revenues                     25,816       20,572       51,816       39,193
                                          -------      -------      -------      -------

Expenses:
    Net losses and loss adjustment
        expenses                           15,853       12,351       33,749       25,268
    Amortization of deferred policy
        acquisition costs                   5,716        4,225       11,845        8,431
    Other underwriting expenses             1,407        1,187        3,142        2,364
                                          -------      -------      -------      -------
        Total expenses                     22,976       17,763       48,736       36,063
                                          -------      -------      -------      -------

Income before income taxes                  2,840        2,809        3,080        3,130
Income tax provision                        1,136          286        1,234          391
                                          -------      -------      -------      -------
        Net income                        $ 1,704      $ 2,523      $ 1,846      $ 2,739
                                          =======      =======      =======      =======

Basic and diluted earnings per share      $   .81      $  1.20      $   .86      $  1.30
                                          =======      =======      =======      =======

Weighted average shares outstanding:
    Basic                                   2,110        2,110        2,141        2,110
    Diluted                                 2,115        2,110        2,145        2,111




               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                 (in thousands)


                                                    Three Months                 Six Months
                                                   Ended June 30,              Ended June 30,
                                                 2002          2003          2002         2003
                                                 ----          ----          ----         ----
                                                                   (unaudited)

Net income                                     $ 1,704       $ 2,523       $ 1,846       $ 2,739
                                               -------       -------       -------       -------
Other comprehensive income before taxes:
    Unrealized gains on securities               1,479         3,092           543         2,341
    Reclassification adjustment
        for gains and losses included
        in net income                           (1,310)       (2,050)       (1,383)       (2,166)
                                               -------       -------       -------       -------
Other comprehensive income (loss)
    before taxes                                   169         1,042          (840)          175
Income tax provision (benefit) related to
    items of other comprehensive income             64           394          (317)           59
                                               -------       -------       -------       -------
Other comprehensive income (loss)                  105           648          (523)          116
                                               -------       -------       -------       -------

Comprehensive income                           $ 1,809       $ 3,171       $ 1,323       $ 2,855
                                               =======       =======       =======       =======












               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (in thousands)

                                                           Six Months
                                                         Ended June 30,
                                                      2002           2003
                                                      ----           ----
                                                          (unaudited)

Common stock, beginning and end                     $     32       $     32
                                                    --------       --------

Additional paid in capital, beginning and end:        35,795         35,795
                                                    --------       --------

Treasury stock:
    Beginning of period                              (20,332)       (22,766)
    Purchase of treasury shares                       (2,434)             -
                                                    --------       --------
    End of period                                    (22,766)       (22,766)
                                                    --------       --------

Accumulated other comprehensive income (loss):
    Beginning of period                                1,812          1,937
    Other comprehensive income (loss)                   (523)           116
                                                    --------       --------
    End of period                                      1,289          2,053
                                                    --------       --------

Accumulated earnings:
    Beginning of period                               51,244         52,926
    Net income                                         1,846          2,739
    Cash dividends                                      (435)          (422)
                                                    --------       --------
    End of period                                     52,655         55,243
                                                    --------       --------
             Total stockholders' equity             $ 67,005       $ 70,357
                                                    ========       ========








               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (in thousands)

                                                                       Six Months
                                                                      Ended June 30,
                                                                   2002           2003
                                                                 --------       --------
                                                                       (unaudited)
Cash flows from operations:
    Collection of premiums                                       $ 40,677       $ 29,790
    Payment of losses and loss adjustment expenses                (37,730)       (26,678)
    Payment of other underwriting expenses                        (14,521)       (12,438)
    Investment income received                                      5,916          4,717
    Investment expenses paid                                         (173)          (144)
    Income taxes (paid) recovered                                    (545)           252
    Other                                                             437            157
                                                                 --------       --------
        Net cash used in operations                                (5,939)        (4,344)
                                                                 --------       --------

Cash flows from investing activities:
    Proceeds from fixed maturities sold or matured                 77,428         67,761
    Purchase of fixed maturities                                  (74,670)       (78,867)
    Net decrease in preferred stock                                 1,049          1,500
    Net decrease in other long-term investments                       558          1,990
    Net decrease in short-term investments                          2,560            984
    Increase in payable for securities                                  -          4,612
                                                                 --------       --------
        Net cash provided by (used in) investing activities         6,925         (2,020)
                                                                 --------       --------

Cash flows from financing activities:
    Settlement of affiliate balances, net                             892         (4,905)
    Decrease in demand loan, net                                     (200)             -
    Increase in short-term borrowings                                   -         11,692
    Purchase of treasury stock                                     (2,434)             -
    Cash dividends                                                   (435)          (422)
                                                                 --------       --------
        Net cash provided by (used in) financing activities        (2,177)         6,365
                                                                 --------       --------

        Increase (decrease) in cash                                (1,191)             1

Cash:
    Beginning of period                                             1,197              9
                                                                 --------       --------
    End of period                                                $      6       $     10
                                                                 ========       ========


               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    RECONCILIATION OF NET INCOME TO NET CASH

                               USED IN OPERATIONS

                                 (in thousands)

                                                                  Six Months
                                                                Ended June 30,
                                                           2002               2003
                                                         -------            -------
                                                                 (unaudited)

Net income                                               $ 1,846            $ 2,739

Adjustments:

    Accretion                                                (17)               (34)
    Realized investment gains                             (1,383)            (2,166)

(Increase) decrease in assets:
    Interest due and accrued                                 463                 93
    Premiums receivable                                    4,553             (2,616)
    Deferred policy acquisition costs                      2,167                 61
    Ceded reinsurance balances receivable                   (695)            (1,002)
    Prepaid reinsurance premiums                           1,377                143
    Deferred income taxes                                    179
    Other assets                                            (503)               225

Increase (decrease) in liabilities:
    Reserve for losses and loss adjustment expenses       (2,970)               118
    Unearned premiums                                     (9,556)              (554)
    Other liabilities                                     (1,400)              (976)
                                                         -------            -------

             Net cash used in operations                 $(5,939)           $(4,344)
                                                         =======            =======






               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation and Basis of Presentation
   -----------------------------------------------------

The consolidated balance sheet as of June 30, 2003 and the related consolidated statements of operations, and of comprehensive income for the three and six month periods ended June 30, 2003 and, of changes in stockholders' equity and of cash flows for the six month periods ended June 30, 2002 and 2003, respectively, are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of financial position and results of operations. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

2. Related Party Transactions
   --------------------------

With the exception of the individual who serves as both the President of the Company and the Chief Operating Officer of MNH, the Company and MNH have no paid employees. Under a management agreement dated September 26, 1986 (the Management Agreement), Merchants Mutual Insurance Company (Mutual), which owned 12.1% of the Company's common stock at June 30, 2003, provided the Company and MNH with the facilities, management and personnel required to manage their day-to-day business through December 31, 2002. All underwriting, administrative, claims and investment expenses incurred on behalf of Mutual and MNH were shared on an allocated cost basis. Effective January 1, 2003, the Company, MNH and Mutual entered into a new agreement (the Services Agreement) for Mutual to provide underwriting, administrative, claims and investment services to the Company and MNH and to manage the traditional property and casualty insurance business of MNH on substantially the same terms as under the Management Agreement. As of January 1, 2003 MNH and Mutual entered into a reinsurance pooling agreement (the Reinsurance Pooling Agreement) that provides for the pooling, or sharing, of the insurance business traditionally written by Mutual and MNH. The Reinsurance Pooling Agreement applies to premiums earned and losses incurred on or after its effective date. The terms of these agreements are more fully described in the Company's Annual Report of Form 10-K for the year ended December 31, 2002.

3. Earnings Per Share
   ------------------

Basic and diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. For diluted earnings per share, the weighted number of shares outstanding was increased by the assumed exercise of options for 35,500 shares of common stock in the six month period in 2003 and in the three and six month periods in 2002, which would have resulted in 704 additional shares outstanding for the six month period ended June 30, 2003 and 5,044 and 3,976 additional shares outstanding for the three and six month periods in 2002, respectively, assuming the proceeds to the Company from exercise were used to purchase shares of the Company's common stock at its average market value per share during the applicable period. Options to purchase 35,500 shares of common stock at $21.00 per share were outstanding during the three months ended June 30, 2003 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

4. Income Taxes
   ------------

The provision for income taxes for the three and six month periods ended June 30, 2003 includes the effect of a May 2003 change in New York State law with respect to the taxation of insurance companies. This change eliminates state income taxes for all non-life insurance companies and increases the premium tax rate from 1.3% to 2.0%. As a result of this change, the Company reduced its deferred tax liability with respect to New York State income taxes to $0, and recorded a one time benefit, net of federal income taxes, to its income tax provision of $505,000 during the three and six month periods ended June 30, 2003. This one time benefit reduced the Company's effective income tax rate for the three and six month periods ended June 30, 2003 by 18 and 16 percentage points, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Six Months Ended June 30, 2003 As Compared to the
-------------------------------------------------------------------------------
Six Months Ended June 30, 2002
------------------------------

The following discussion should be considered in light of the statements under the heading "Safe Harbor Statement under the Securities Litigation Reform Act of 1995," at the end of this Item. All capitalized terms used in this Item that are not defined in this Item have the meanings given to them in the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q, which is incorporated herein by reference.

Results of operations for the six months ended June 30, 2003 reflect the effects of the Services Agreement and the Reinsurance Pooling Agreement between the Company and its wholly-owned insurance subsidiary, Merchants Insurance Company of New Hampshire, Inc. (MNH) and Merchants Mutual Insurance Company (Mutual), effective January 1, 2003. The Services Agreement calls for Mutual to provide underwriting, administrative, claims and investment services to the Company and MNH. The Reinsurance Pooling Agreement provides for the pooling, or sharing, of insurance business traditionally written by Mutual and MNH on or after the effective date. MNH's share of pooled (combined Mutual and MNH) premiums earned and losses and loss adjustment expenses (LAE) for 2003 in accordance with the Reinsurance Pooling Agreement is 40%. In addition to comparisons of the Company's share of pooled premiums for 2003 to its unpooled premiums for the same period in 2002, this item includes comparisons of the pooled, or combined Mutual and MNH, premiums written for 2003 to the combined business of Mutual and MNH for the same period in 2002, even though the companies were not party to a reinsurance pooling agreement in 2002.

Total combined Mutual and MNH or "group-wide" direct premiums (DWP) written for the six months ended June 30, 2003 were $86,398,000, an increase of $753,000 or 1% from $85,645,000 for the six months ended June 30, 2002. The Company's share of combined direct premiums written for the six months ended June 30, 2003, in accordance with the Reinsurance Pooling Agreement, was $34,559,000. The Company recorded $38,120,000 of direct premiums written for the six months ended June 30, 2002. The table below shows a comparison of direct premiums written by major category for the six months ended June 30, 2003 and 2002:

                                                                               MNH
                                                                              Pooled       MNH
                                      Group-wide DWP                           Share       DWP
                                      --------------                           -----       ---
                                     Six months ended                         Six months ended
                                         June 30,                                June 30,
                                     2003         2002        Variance        2003        2002
                                     ----         ----        --------        ----        ----
                                                                  (000's omitted)

Voluntary Personal Lines           $31,452      $32,339           (3%)      $12,581      $18,582
Voluntary Commercial Lines          51,635       50,070            3%        20,654       16,670
Involuntary                          3,311        3,236            2%         1,324        2,868
                                   -------      -------                     -------      -------
Total Direct Written Premiums      $86,398      $85,645            1%       $34,559      $38,120
                                   -------      -------                     -------      -------

The 3% decrease in group-wide voluntary personal lines direct premiums written, which represented 36% and 38% of total group-wide direct premiums written, for the six month periods ended June 30, 2003 and 2002, respectively, resulted from a 5% decrease in private passenger automobile (PPA) direct premiums written, somewhat offset by a 5% increase in homeowners direct premiums written. The decrease in PPA direct premiums written is primarily the result of the group's policy, implemented in 2002, not to write new PPA policies in certain jurisdictions.

The 3% increase in group-wide voluntary commercial lines direct premiums written, which comprised 60% and 58% of total group-wide direct premiums written, for the six month periods ended June 30, 2003 and 2002, respectively, primarily resulted from higher pricing.

Group-wide pooled net premiums written for the six months ended June 30, 2003 were $81,101,000, a decrease of $120,000, or less than 1% from $81,221,000 for the six months ended June 30, 2002. The Company's share of pooled net premiums written in accordance with the Reinsurance Pooling Agreement for the six months ended June 30, 2003 was $31,944,000. Net premiums written for the six months ended June 30, 2002 were $36,520,000.

Total revenues for the six months ended June 30, 2003 were $39,193,000, a decrease of $12,623,000 or 24% from $51,816,000 for the six months ended June 30, 2003.

The Company's share of pooled net premiums earned in accordance with the Reinsurance Pooling Agreement for the six months ended June 30, 2003 was $32,356,000. Net premiums earned for the six months ended June 30, 2002 were $44,699,000. The decrease in net premiums earned was due to the allocation of group-wide net premiums earned caused by the Reinsurance Pooling Agreement.

Net investment income was $4,514,000 for the six months ended June 30, 2003, a decrease of 15% from $5,297,000 for the six months ended June 30, 2002. The average pre-tax yield associated with the investment portfolio decreased 102 basis points to 4.6% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Average invested assets for the six months ended June 30, 2003 decreased 4% compared to the year earlier period.

Net realized investment gains were $2,166,000 for the six months ended June 30, 2003 compared to $1,383,000 for the six months ended June 30, 2002. The majority of the net realized gains for 2003 resulted from the Company taking advantage of a share repurchase program related to an otherwise illiquid equity security. Equity securities comprised less than 1% of the Company's investment portfolio at June 30, 2003.

Other revenues decreased $280,000 or 64% to $157,000 for the six months ended June 30, 2003 from $437,000 for the six months ended June 30, 2002. This decrease resulted primarily from a 29% decrease in service fee income which in turn was due to a reduction in policies in force and a $132,000 increase in charge-offs related to uncollectable premiums receivable.

Net losses and LAE, which include the Company's share of pooled 2003 accident year losses, were $25,268,000 for the six months ended June 30, 2003, a decrease of $8,481,000, or 25%, from $33,749,000 for the six months ended June 30, 2002. The loss and LAE ratio increased to 78.1% for the six months ended June 30, 2003 from 75.5% for the six months ended June 30, 2002.

The ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned decreased to 33.4% for the six months ended June 30, 2003 from 33.5% for the six months ended June 30, 2002. An increase in the premium tax rate in New York State, which is discussed in the following paragraph, added .4 percentage points to the Company's ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned. Other underwriting expenses included $253,000 of retrospective commission income to be received from Mutual in accordance with the Reinsurance Pooling Agreement. This retrospective commission income reduced the ratio of deferred policy acquisition costs and other underwriting expenses to net premiums earned by .8 percentage points. Commissions, premium taxes and other state assessments that vary directly with the Company's premium volume represented 19.6% of net premiums earned in the six months ended June 30, 2003 compared to 20.1% in the six months ended June 30, 2002.

The provision for income taxes for the six months ended June 30, 2003 includes the effect of a May 2003 change in New York State law with respect to the taxation of insurance companies. This change eliminates state income taxes for all non-life insurance companies and increases the premium tax rate from 1.3% to 2.0%. As a result of this change, the Company reduced its deferred tax liability with respect to New York State income taxes to $0, and recorded a one-time benefit, net of federal income taxes, to its income tax provision of $505,000 during the six months ended June 30, 2003. This one time benefit reduced the Company's effective income tax rate for the six month period ended June 30, 2003 by 16 percentage points.

Results of Operations for the Three Months Ended June 30, 2003 As Compared to
-----------------------------------------------------------------------------
the Three Months Ended June 30, 2002
------------------------------------

Total combined Mutual and MNH direct premiums written for the three months ended June 30, 2003 were $45,645,000, an increase of $1,890,000 or 4% from $43,755,000 for the three months ended June 30, 2002. The Company's share of combined direct premiums written for the three months ended June 30, 2003, in accordance with the Reinsurance Pooling Agreement was $18,257,000. The Company recorded $17,639,000 of direct premiums written for the three months ended June 30, 2002. The table below shows a comparison of direct premiums written by major category for the three months ended June 30, 2003 and 2002:

                                                                             MNH
                                                                            Pooled        MNH
                                      Group-wide DWP                         Share        DWP
                                      --------------                         -----        ---
                                    Three months ended                       Three months ended
                                          June 30,                               June 30,
                                     2003         2002         Variance      2003         2002
                                     ----         ----         --------      ----         ----
                                                                 (000's omitted)
Voluntary Personal Lines           $16,240      $17,179           (5%)      $ 6,496      $ 9,851
Voluntary Commercial Lines          27,954       24,701           13%        11,181        6,128
Involuntary                          1,451        1,875          (23%)          580        1,660
                                   -------      -------                     -------      -------
Total Direct Written Premiums      $45,645      $43,755            4%       $18,257      $17,639
                                   -------      -------                     -------      -------

The 5% decrease in group-wide voluntary personal lines direct premiums written resulted from an 8% decrease in PPA direct premiums written, somewhat offset by a 3% increase in homeowners direct premiums written. The decrease in PPA direct premiums written is primarily the result of the group's policy, implemented in 2002, not to write new PPA policies in certain jurisdictions.

The 13% increase in group-wide voluntary commercial lines direct premiums written primarily resulted from higher pricing.

Group-wide pooled net premiums written for the three months ended June 30, 2003 were $42,743,000, an increase of $957,000, or 2% from $41,786,000 for the three months ended June 30, 2002. The Company's share of pooled net premiums written in accordance with the Reinsurance Pooling Agreement for the three months ended June 30, 2003 was $17,097,000. Net premiums written for the three months ended June 30, 2002 were $17,398,000.

Total revenues for the three months ended June 30, 2003 were $20,572,000, a decrease of $5,244,000 or 20% from $25,816,000 for the three months ended June 30, 2003.

The Company's share of pooled net premiums earned in accordance with the Reinsurance Pooling Agreement for the three months ended June 30, 2003 was $16,215,000. Net premiums earned for the three months ended June 30, 2002 were $21,569,000. The decrease in net premiums earned was a result of the Company's allocated share of group-wide net premiums earned under the Reinsurance Pooling Agreement.

Net investment income was $2,183,000 for the three months ended June 30, 2003, a decrease of 20% from $2,727,000 for the three months ended June 30, 2002. The average pre-tax yield associated with the investment portfolio decreased 109 basis points to 4.5% for the three months ended June 30, 2003 when compared to the three months ended June 30, 2002. Average invested assets for the three months ended June 30, 2003 decreased 3% compared to the year earlier period.

Net realized investment gains were $2,050,000 for the three months ended June 30, 2003 compared to $1,310,000 for the three months ended June 30, 2002. The majority of the net realized gains for 2003 resulted from the Company taking advantage of a share repurchase program related to an illiquid security.

Net losses and LAE, which include the Company's share of pooled 2003 accident year losses, were $12,351,000 for the three months ended June 30, 2003, a decrease of $3,502,000, or 22%, from $15,853,000 for the three months ended June 30, 2002. The loss and LAE ratio increased to 76.2% for the three months ended June 30, 2003 from 73.5% for the three months ended June 30, 2002.

The ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned increased to 33.4% for the three months ended June 30, 2003 from 33.0% for the three months ended June 30, 2002. The aforementioned increase in the New York State premium tax rate added .9 percentage points to the ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned. Other underwriting expenses included $165,000 of retrospective commission income to be received from Mutual in accordance with the Reinsurance Pooling Agreement. This retrospective commission income reduced the ratio of deferred policy acquisition costs and other underwriting expenses to net premiums earned by 1 percentage point. Commissions, premium taxes and other state assessments that vary directly with the Company's premium volume represented 19.7% of net premiums earned in the three months ended June 30, 2003 compared to 19.8% in the three months ended June 30, 2002.

The provision for income taxes for the three month period ended June 30, 2003 includes the effect of the May 2003 change in New York State law with respect to the taxation of insurance companies. This change eliminates state income taxes for all non-life insurance companies and increases the premium tax rate from 1.3% to 2.0%. As a result of this change, the Company reduced its deferred tax liability with respect to New York State income taxes to $0, and recorded a one-time benefit, net of federal income taxes, to its income tax provision of $505,000 during the three months ended June 30, 2003.

Liquidity and Capital Resources
-------------------------------

In developing its investment strategy the Company determines a level of cash and short-term investments which, when combined with expected cash flow, is estimated to be adequate to meet expected cash obligations. The reduction in the Company's share of net premiums written under the Reinsurance Pooling Agreement will likely result in continued negative cash flows from operations. The Company believes that careful management of the relationship between assets and liabilities will minimize the likelihood that investment portfolio sales will be necessary to fund insurance operations and that the effect of any such sale on the Company's stockholders' equity will not be material.

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

The Company designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as accumulated other comprehensive income within stockholders' equity. At June 30, 2003, the Company recorded as accumulated other comprehensive income in its Consolidated Balance Sheet $2,053,000 of unrealized gains, net of taxes, associated with its investments classified as available for sale. During the six months ended June 30, 2003 the Company recorded $116,000 of unrealized gains, net of tax, associated with its available for sale investments as other comprehensive income.

At June 30, 2003, the Company's portfolio of fixed maturity investments represented 93.9% of invested assets. Management believes that this level of bond holdings is consistent with the Company's liquidity needs because it anticipates that cash receipts from net premiums written and investment income will enable the Company to satisfy its cash obligations. Furthermore, a portion of the Company's bond portfolio is invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide monthly paydowns of bond principal.

At June 30, 2003, $95,983,000 or 46.8%, of the Company's fixed maturity portfolio was invested in mortgage-backed and other asset-backed securities. The Company invests in a variety of collateralized mortgage obligation ("CMO") products but has not invested in derivative types of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company's CMO investments have a secondary market and their effect on the Company's liquidity does not differ from that of other fixed maturity investments.

At June 30, 2003 $4,890,000, or 2.2%, of the Company's investment portfolio was invested in non-investment grade securities compared to $4,965,000, or 2.4%, at December 31, 2002.

The balance at June 30, 2003 classified in the Company's Consolidated Balance Sheet as "short term borrowings" represents amounts owed to a broker. The Company borrows funds bearing interest at the London Interbank Offered Interest Rate (LIBOR) which is reset monthly and invests those funds in longer term securities.

The Company has arranged for a $2,000,000 unsecured credit facility from a bank in the form of a master grid note. Any borrowings under this facility are payable on demand and carry an interest rate which can be fixed or variable and is negotiated at the time of each advance. This facility is available for general working capital purposes and for repurchases of the Company's common stock. At June 30, 2003, no amount was outstanding on this loan.

As a holding company, the Company is dependent on cash dividends from MNH to meet its obligations, pay any cash dividends and repurchase its shares. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's statutory policyholders' surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve month period ending in 2003 without the prior approval of the New Hampshire Insurance Commissioner is $5,492,000. MNH paid $3,700,000 of dividends to the Company in 2002. Dividends were paid in February 2002, May 2002 and November 2002, of $2,300,000, $900,000 and $500,000, respectively. MNH paid dividends to the Company of $600,000 in April of 2003. The Company paid cash dividends to its common stockholders of $.10 per share in the first and second quarters of 2003 amounting to $422,000. On July 31, 2003 the Company declared a quarterly cash dividend of $.10 per share payable on September 5, 2003 to shareholders of record as of the close of business on August 20, 2003.

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

Regulatory guidelines suggest that the ratio of a property-casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. MNH has consistently followed a business strategy that would allow it to meet this 3 to 1 regulatory guideline. For the first six months of 2003, MNH's ratio of net premiums written to statutory surplus, annualized for a full year, was
1.1 to 1.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk
-----------

Market risk represents the potential for loss due to changes in the fair value of financial instruments. The market risk related to the Company's financial instruments primarily relates to its investment portfolio. The value of the Company's investment portfolio of $218,446,000 at June 30, 2003 is subject to changes in interest rates and to a lesser extent on credit quality. Further, certain mortgage-backed and asset-backed securities are exposed to accelerated prepayment risk generally caused by interest rate movements. If interest rates were to decline, mortgage holders would be more likely to refinance existing mortgages at lower rates. Acceleration of future repayments could adversely affect future investment income, if reinvestment of the accelerated receipts was made in lower yielding securities.

The following table provides information related to the Company's fixed maturity investments at June 30, 2003. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based upon the maturity date or, in the case of mortgage-backed and asset-backed securities, expected payment patterns. Actual cash flows could differ from those shown in the table.

Fixed Maturities
----------------


Expected Cash Flows of Principal Amounts ($ in 000's):                                                      TOTAL
------------------------------------------------------                                                      -----
                                                                                                                      Esti-
                                                                                                           Amor-      mated
                                                                                              There-       tized      Market
                                   2003        2004        2005        2006        2007       after        Cost       Value
                                 --------    --------    --------    --------    --------    --------    --------   --------
Held to Maturity
----------------

Mortgage & asset backed
       securities                $  2,923    $      0    $      0    $      0    $      0    $      0    $  2,923   $  2,965
    Average interest rate             7.3%        0.0%        0.0%        0.0%        0.0%        0.0%        ---        ---
                                 --------    --------    --------    --------    --------    --------    --------   --------

Total                            $  2,923    $      0    $      0    $      0    $      0    $      0    $  2,923   $  2,965
                                 ========    ========    ========    ========    ========    ========    ========   ========

Available for Sale
------------------

U.S. Treasury securities and
       obligations of U.S.
       Government corporations
       and agencies              $  4,187    $      0    $  8,195    $      0    $      0    $  3,009    $ 15,391   $ 15,905
    Average interest rate             4.1%        0.0%        3.6%        0.0%        0.0%        3.2%        ---        ---

Obligations of states and
       political subdivisions       4,697       1,386       8,589       9,729       3,902      15,944      44,247     44,673
    Average interest rate             7.6%        4.1%        3.2%        3.4%        4.3%        3.8%        ---        ---

Corporate securities               16,769       6,897      17,763           0           0       5,706      47,135     48,505
    Average interest rate             4.4%        7.9%        4.0%        0.0%        0.0%        8.2%        ---        ---

Mortgage & asset
       backed securities           17,186      19,536      20,797      16,681       6,628      11,061      91,889     93,074
    Average interest rate             5.4%        5.3%        5.3%        5.3%        5.4%        5.5%        ---        ---
                                 --------    --------    --------    --------    --------    --------    --------   --------

Total                            $ 42,839    $ 27,819    $ 55,344    $ 26,410    $ 10,530    $ 35,720    $198,662   $202,157
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

Item 4.  Controls and Procedures

    The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, concluded that as of the Evaluation Date the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company was being made known to them by others within the Company in a timely manner, including the period when this quarterly report was being prepared.

    There were no significant changes in the Company's internal controls or, to the knowledge of the Company's chief executive officer and chief financial officer, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date.

                              PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.
         None.

Item 2.  Changes in Securities and Use of Proceeds.
         None.

Item 3.  Defaults Upon Senior Securities.
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         On May 7, 2003 the Company held its annual meeting of stockholders. During the meeting Thomas E. Kahn, Henry P. Semmelhack and Robert M. Zak were re-elected Directors of the Company for three year terms to expire at the annual meeting in 2006. Andrew A. Alberti, Brent D. Baird, Frank J. Colantuono and Richard E. Garman are Directors of the Company whose terms of office as Director continue beyond the date of the meeting. Mr. Baird's and Mr. Garman's terms expire in 2004 and Mr. Alberti and Mr. Colantuono's terms expire in 2005.

         A summary of stockholder voting with respect to the election of Directors is as follows:

                                   Election of                 Election of              Election of
                                  Thomas E. Kahn           Henry P. Semmelhack         Robert M. Zak
                                  --------------           -------------------         -------------
         For                        1,869,870                   1,869,870                1,869,870
         Withheld                      11,600                      11,600                   11,600

Item 5.  Other Information.
         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

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

         5      Opinion re legality - N/A.

         10(a) Management Agreement dated as of September 29, 1986 by and among Merchants Mutual Insurance Company, Registrant and Merchants Insurance Company of New Hampshire, Inc. (incorporated by reference to Exhibit No. 10a to the Company's Registration Statement (No. 33-9188) on Form S-1 filed on September 30,
                1986).

         (b) Services Agreement Among Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and Merchants Group, Inc. dated January 1, 2003 (incorporated by reference to Exhibit No. 10b to the Company's 2003 Quarterly Report on Form 10-Q filed on May 14, 2003).

         (c) Reinsurance Pooling Agreement between Merchants Insurance Company of New Hampshire, Inc. and Merchants Mutual Insurance Company effective January 1, 2003 (incorporated by reference to Exhibit No. 10c to the Company's 2003 Quarterly Report on Form 10-Q filed on May 14, 2003).

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

         24     Power of attorney - N/A.

         31     Rule 13a-14(a)/15d-14(a) Certifications

         32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) (filed herewith).

         * Indicates a management contract or compensation plan or arrangement.

         (b)    Reports on Form 8-K.

On May 12, 2003, the Company filed a Form 8-K reporting the issuance of a press release announcing the appointment of Stephen C. June as President of the Company.

On May 15, 2003, the Company filed a Form 8-K reporting the issuance of a press release announcing results for the quarter ended March 31, 2003.

On May 15, 2003, the Company filed a Form 8-K reporting the issuance of a press release announcing that both the New Hampshire and New York Insurance Departments approved the previously announced Services Agreement and Reinsurance Pooling Agreement with Merchants Mutual Insurance Company.




                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MERCHANTS GROUP, INC.
                                           (Registrant)



Date:     August 11, 2003                  By:/s/ Kenneth J. Wilson
                                              ---------------------
                                           Kenneth J. Wilson
                                           Chief Financial Officer and
                                           Treasurer (duly authorized
                                           officer of the registrant and
                                           chief accounting officer)