Form 10-Q/A
period 2003-06-30
MERCHANTS GROUP INC
filed 2003-08-26
CIK 803027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-Q/A

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

                                EXPLANATORY NOTE


This quarterly report on Form 10-Q/A is being filed for the purpose of amending the Table in Item 1 on page 8 under the heading "Consolidated Statement of Cash Flows Reconciliation of Net Income to Net Cash." Specifically, an amount under the "Six Months Ended June 30, 2003" column related to the line item "Deferred Income Taxes" was missing. This missing amount was ($375). The page attached to this filing amends the page 8 originally filed and replaces it.

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    RECONCILIATION OF NET INCOME TO NET CASH

                               USED IN OPERATIONS

                                 (in thousands)

                                                                  Six Months
                                                                Ended June 30,
                                                             2002            2003
                                                           -------         -------
                                                                 (unaudited)

Net income                                                 $ 1,846         $ 2,739

Adjustments:

    Accretion                                                  (17)            (34)
    Realized investment gains                               (1,383)         (2,166)

(Increase) decrease in assets:
    Interest due and accrued                                   463              93
    Premiums receivable                                      4,553          (2,616)
    Deferred policy acquisition costs                        2,167              61
    Ceded reinsurance balances receivable                     (695)         (1,002)
    Prepaid reinsurance premiums                             1,377             143
    Deferred income taxes                                      179            (375)
    Other assets                                              (503)            225

Increase (decrease) in liabilities:
    Reserve for losses and loss adjustment expenses         (2,970)            118
    Unearned premiums                                       (9,556)           (554)
    Other liabilities                                       (1,400)           (976)
                                                           -------         -------

             Net cash used in operations                   $(5,939)        $(4,344)
                                                           =======         =======




               See Notes to the Consolidated Financial Statements

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MERCHANTS GROUP, INC.
                                             (Registrant)



Date:  August 21, 2003                       By: /s/ Kenneth J. Wilson
                                             ------------------------------
                                             Kenneth J. Wilson
                                             Chief Financial Officer and
                                             Treasurer (duly authorized
                                             officer of the registrant and
                                             chief accounting officer)