Form 10-Q
period 2003-09-30
MERCHANTS GROUP INC
filed 2003-11-12
CIK 803027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

                                  -------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2003: 2,110,152 SHARES OF COMMON STOCK.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (in thousands)

                                                                         December 31,    September 30,
                              Assets                                         2002            2003
                                                                         -------------   -------------
                                                                                          (unaudited)
Investments:
  Fixed maturities:
     Held to maturity at amortized cost (fair value
         $4,259 in 2002)                                                 $       4,092   $           -
     Available for sale at fair value (amortized cost
          $186,302 in 2002 and $191,507 in 2003)                               189,476         194,026
  Preferred stock at fair value                                                  7,367           5,880
  Other long-term investments at fair value                                      2,042           2,135
  Short-term investments                                                         6,420           5,038
                                                                         -------------   -------------
                Total investments                                              209,397         207,079

Cash                                                                                 9           5,024
Interest due and accrued                                                         1,594           1,512
Premiums receivable, net of allowance for doubtful
     accounts of $288 in 2002 and $346 in 2003                                  14,496          17,156
Deferred policy acquisition costs                                                8,817           8,850
Ceded reinsurance balances receivable                                           19,086          19,074
Prepaid reinsurance premiums                                                     1,091             879
Receivable from affiliate                                                            -             294
Receivable for securities                                                            -             491
Deferred income taxes                                                            4,195           5,256
Other assets                                                                    10,031          10,970
                                                                         -------------   -------------
                Total assets                                             $     268,716   $     276,585
                                                                         =============   =============

               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                       (in thousands except share amounts)

                                                                         December 31,    September 30,
                                                                             2002            2003
                                                                         -------------   -------------
                                                                                          (unaudited)
          Liabilities and Stockholders' Equity
Liabilities:
     Reserve for losses and loss adjustment expenses                     $     147,136   $     146,856
     Unearned premiums                                                          35,119          34,863
     Payable to affiliate                                                        3,237               -
     Payable for securities                                                          -           8,020
     Other liabilities                                                          15,300          16,455
                                                                         -------------   -------------

                Total liabilities                                              200,792         206,194
                                                                         -------------   -------------
Stockholders' equity:
     Common stock, 10,000,000 shares authorized, 2,110,152
          shares issued and outstanding at December 31, 2002
          and September 30, 2003                                                    32              32
     Additional paid in capital                                                 35,795          35,795
     Treasury stock, 1,139,700 shares at December 31, 2002
          and September 30, 2003                                               (22,766)        (22,766)
     Accumulated other comprehensive income                                      1,937           1,470
     Accumulated earnings                                                       52,926          55,860
                                                                         -------------   -------------
                Total stockholders' equity                                      67,924          70,391
                                                                         -------------   -------------
Commitments and contingent liabilities                                               -               -

                Total liabilities and stockholders' equity               $     268,716   $     276,585
                                                                         =============   =============

               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (in thousands except per share amounts)

                                                     Three Months              Nine Months
                                                  Ended September 30,        Ended September 30,
                                                   2002         2003         2002         2003
                                                ----------   ----------   ----------   ----------
                                                                  (unaudited)
Revenues:
     Net premiums earned                        $   20,198   $   16,341   $   64,897   $   48,697
     Net investment income                           2,593        2,201        7,890        6,715
     Net realized investment gains                       -           44        1,383        2,210
     Other revenues                                    128          127          565          284
                                                ----------   ----------   ----------   ----------
         Total revenues                             22,919       18,713       74,735       57,906
                                                ----------   ----------   ----------   ----------

Expenses:
     Net losses and loss adjustment
         expenses                                   14,752       11,972       48,501       37,240
     Amortization of deferred policy
         acquisition costs                           5,552        4,258       17,398       12,689
     Other underwriting expenses                     1,523        1,382        4,664        3,746
                                                ----------   ----------   ----------   ----------
         Total expenses                             21,827       17,612       70,563       53,675
                                                ----------   ----------   ----------   ----------

Income before income taxes                           1,092        1,101        4,172        4,231
Income tax provision                                   442          273        1,676          664
                                                ----------   ----------   ----------   ----------
         Net income                             $      650   $      828   $    2,496   $    3,567
                                                ==========   ==========   ==========   ==========

Basic and diluted earnings per share            $      .31   $      .39   $     1.17   $     1.69
                                                ==========   ==========   ==========   ==========

Weighted average shares outstanding:
     Basic                                           2,110        2,110        2,130        2,110
     Diluted                                         2,114        2,110        2,134        2,111

               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                 (in thousands)

                                                     Three Months               Nine Months
                                                  Ended September 30,       Ended September 30,
                                                   2002         2003         2002         2003
                                                ----------   ----------   ----------   ----------
                                                                    (unaudited)
Net income                                      $      650   $      828   $    2,496   $    3,567
                                                ----------   ----------   ----------   ----------
Other comprehensive income (loss)
     before taxes:
     Unrealized gains (losses) on securities           849         (852)       1,392        1,489
     Reclassification adjustment
         for gains and losses included
         in net income                                   -          (32)      (1,383)      (2,198)
                                                ----------   ----------   ----------   ----------
Other comprehensive income (loss)
     before taxes                                      849         (884)           9         (709)
Income tax provision (benefit) related to
     items of other comprehensive income               325         (301)           8         (242)
                                                ----------   ----------   ----------   ----------
Other comprehensive income (loss)                      524         (583)           1         (467)
                                                ----------   ----------   ----------   ----------
Comprehensive income (loss)                     $    1,174   ($     245)  $    2,497   $    3,100
                                                ==========   ==========   ==========   ==========

               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (in thousands)

                                                                                  Nine Months
                                                                              Ended September 30,
                                                                             2002             2003
                                                                         -------------   -------------
                                                                                  (unaudited)
Common stock, beginning and end                                          $          32   $          32
                                                                         -------------   -------------
Additional paid in capital, beginning and end:                                  35,795          35,795
                                                                         -------------   -------------

Treasury stock:
     Beginning of period                                                       (20,332)        (22,766)
     Purchase of treasury shares                                                (2,434)              -
                                                                         -------------   -------------
     End of period                                                             (22,766)        (22,766)
                                                                         -------------   -------------

Accumulated other comprehensive income:
     Beginning of period                                                         1,812           1,937
     Other comprehensive income (loss)                                               1            (467)
                                                                         -------------   -------------
     End of period                                                               1,813           1,470
                                                                         -------------   -------------

Accumulated earnings:
     Beginning of period                                                        51,244          52,926
     Net income                                                                  2,496           3,567
     Cash dividends                                                               (644)           (633)
                                                                         -------------   -------------
     End of period                                                              53,096          55,860
                                                                         -------------   -------------

               Total stockholders' equity                                $      67,970   $      70,391
                                                                         =============   =============

               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (in thousands)

                                                                                  Nine Months
                                                                               Ended September 30,
                                                                             2002            2003
                                                                         -------------   -------------
                                                                                 (unaudited)
Cash flows from operations:
     Collection of premiums                                              $      60,522   $      46,958
     Payment of losses and loss adjustment expenses                            (50,410)        (39,604)
     Payment of other underwriting expenses                                    (20,707)        (16,759)
     Investment income received                                                  8,625           6,756
     Investment expenses paid                                                     (242)           (218)
     Income taxes (paid) recovered                                              (1,158)            154
     Other                                                                         565             284
                                                                         -------------   -------------
          Net cash used in operations                                           (2,805)         (2,429)
                                                                         -------------   -------------

Cash flows from investing activities:
     Proceeds from fixed maturities sold or matured                            103,184         110,103
     Purchase of fixed maturities                                              (99,567)       (110,864)
     Net decrease in preferred stock                                             1,048           1,500
     Net (increase) decrease in other long-term investments                       (370)          1,958
     Net decrease in short-term investments                                        970           1,382
     Increase in receivable for securities                                           -            (491)
     Increase in payable for securities                                          1,455           8,020
                                                                         -------------   -------------
          Net cash provided by investing activities                              6,720          11,608
                                                                         -------------   -------------

Cash flows from financing activities:
     Settlement of affiliate balances, net                                      (1,809)         (3,531)
     Decrease in demand loan, net                                                 (200)              -
     Purchase of treasury stock                                                 (2,434)              -
     Cash dividends                                                               (644)           (633)
                                                                         -------------   -------------
          Net cash used in financing activities                                 (5,087)         (4,164)
                                                                         -------------   -------------

          Increase (decrease) in cash                                           (1,172)          5,015

Cash:
     Beginning of period                                                         1,197               9
                                                                         -------------   -------------
     End of period                                                       $          25   $       5,024
                                                                         =============   =============

               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    RECONCILIATION OF NET INCOME TO NET CASH

                               USED IN OPERATIONS

                                 (in thousands)

                                                                                 Nine Months
                                                                              Ended September 30,
                                                                             2002            2003
                                                                         -------------   -------------
                                                                                  (unaudited)
Net income                                                               $       2,496   $       3,567

Adjustments:
     Accretion                                                                      12            (257)
     Realized investment gains                                                  (1,383)         (2,210)

(Increase) decrease in assets:
     Interest due and accrued                                                      481              82
     Premiums receivable                                                         6,680          (2,660)
     Deferred policy acquisition costs                                           3,014             (33)
     Ceded reinsurance balances receivable                                        (504)             12
     Prepaid reinsurance premiums                                                2,097             212
     Deferred income taxes                                                        (143)           (820)
     Other assets                                                                   68            (941)

Increase (decrease) in liabilities:
     Reserve for losses and loss adjustment expenses                            (1,643)           (280)
     Unearned premiums                                                         (12,718)           (256)
     Other liabilities                                                          (1,262)          1,155
                                                                         -------------   -------------
               Net cash used in operations                               $      (2,805)  $      (2,429)
                                                                         =============   =============

               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation and Basis of Presentation

The consolidated balance sheet as of September 30, 2003 and the related consolidated statements of operations and comprehensive income for the three and nine month periods ended September 30, 2003, and changes in stockholders' equity and cash flows for the nine month periods ended September 30, 2002 and 2003, respectively, are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of financial position and results of operations. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

2. Related Party Transactions

With the exception of the individual who serves as both the President of the Company and the Chief Operating Officer of MNH, the Company and MNH have no paid employees. Under a management agreement dated September 26, 1986 (the Management Agreement), Merchants Mutual Insurance Company (Mutual), which owned 12.1% of the Company's common stock at September 30, 2003, provided the Company and MNH with the facilities, management and personnel required to manage their day-to-day business through December 31, 2002. All underwriting, administrative, claims and investment expenses incurred on behalf of Mutual and MNH were shared on an allocated cost basis. Effective January 1, 2003, the Company, MNH and Mutual entered into a new agreement (the Services Agreement) for Mutual to provide underwriting, administrative, claims and investment services to the Company and MNH and to manage the traditional property and casualty insurance business of MNH on substantially the same terms as under the Management Agreement. As of January 1, 2003 MNH and Mutual entered into a reinsurance pooling agreement (the Reinsurance Pooling Agreement) that provides for the pooling, or sharing, of the insurance business traditionally written by Mutual and MNH. The Reinsurance Pooling Agreement applies to premiums earned and losses incurred on or after its effective date. The terms of these agreements are more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

3. Earnings Per Share

Basic and diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. For diluted earnings per share, the weighted number of shares outstanding was increased by the assumed exercise of options for 35,500 shares of common stock in the nine month period in 2003 and in the three and nine month periods in 2002, which would have resulted in 439 additional shares outstanding for the nine month period ended September 30, 2003 and 3,641 and 3,887 additional shares outstanding for the three and nine month periods in 2002, respectively, assuming the proceeds to the Company from exercise were used to purchase shares of the Company's common stock at its average market value per share during the applicable period. Options to purchase 35,500 shares of common stock at $21.00 per share were outstanding during the three months ended September 30, 2003 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

4. Income Taxes

The provision for income taxes for the nine month period ended September 30, 2003 includes the effect of a May 2003 change in New York State law with respect to the taxation of insurance companies. This change eliminated state income taxes for all non-life insurance companies and increased the premium tax rate from 1.3% to 2.0%. As a result of this change, the Company reduced its deferred tax liability with respect to New York State income taxes to $0, and recorded a one time benefit, net of federal income taxes, to its income tax provision of $505,000 during the nine month period ended September 30, 2003. This one time benefit reduced the Company's effective income tax rate for the nine month period ended September 30, 2003 by 12 percentage points.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Nine Months Ended September 30, 2003 As Compared to the Nine Months Ended September 30, 2002

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

Results of operations for the nine months ended September 30, 2003 reflect the effects of the Services Agreement and the Reinsurance Pooling Agreement between the Company and its wholly-owned insurance subsidiary, Merchants Insurance Company of New Hampshire, Inc. (MNH), and Merchants Mutual Insurance Company (Mutual), effective January 1, 2003. The Services Agreement calls for Mutual to provide underwriting, administrative, claims and investment services to the Company and MNH. The Reinsurance Pooling Agreement provides for the pooling, or sharing, of insurance business traditionally written by Mutual and MNH on or after the effective date. MNH's share of pooled (combined Mutual and MNH) premiums earned and losses and loss adjustment expenses (LAE) for 2003 in accordance with the Reinsurance Pooling Agreement is 40%. In addition to comparisons of the Company's share of pooled premiums for 2003 to its unpooled premiums for the same period in 2002, this item includes comparisons of the pooled, or combined Mutual and MNH, premiums written for 2003 to the combined business of Mutual and MNH for the same period in 2002, even though the companies were not party to a reinsurance pooling agreement in 2002.

Total combined Mutual and MNH or "group-wide" direct premiums (DWP) written for the nine months ended September 30, 2003 were $131,264,000, an increase of $1,637,000 or 1% from $129,627,000 for the nine months ended September 30, 2002. The Company's share of combined direct premiums written for the nine months ended September 30, 2003, in accordance with the Reinsurance Pooling Agreement, was $52,506,000. The Company recorded $56,036,000 of direct premiums written for the nine months ended September 30, 2002. The table below shows a comparison of direct premiums written by major category for the nine months ended September 30, 2003 and 2002:

                                                                                              MNH
                                                                                             Pooled           MNH
                                              Group-wide DWP                                  Share           DWP
                                         --------------------------                        ----------      ----------
                                             Nine months ended                                   Nine months ended
                                                September 30,                                     September 30,
                                         --------------------------                        --------------------------
                                            2003            2002          Variance            2003            2002
                                         ----------      ----------      ----------        ----------      ----------
                                                                            (000's omitted)
Voluntary Personal Lines                 $   48,350      $   51,086              (5%)      $   19,340      $   29,676
Voluntary Commercial Lines                   78,527          73,328               7%           31,411          21,861
Involuntary                                   4,387           5,213             (16%)           1,755           4,499
                                         ----------      ----------                        ----------      ----------
Total Direct Written Premiums            $  131,264      $  129,627               1%       $   52,506      $   56,036
                                         ==========      ==========                        ==========      ==========

The 5% decrease in group-wide voluntary personal lines direct premiums written, which represented 37% and 39% of total group-wide direct premiums written for the nine month periods ended September 30, 2003 and 2002, respectively, resulted from an 8% decrease in private passenger automobile (PPA) direct premiums written, somewhat offset by a 3% increase in homeowners direct premiums written. The decrease in PPA direct premiums written is primarily the result of the group's policy, implemented in 2002, not to write new PPA policies in certain jurisdictions and the approval of the group's plan to withdraw from the New Jersey PPA market by the New Jersey Department of Banking and Insurance.

The 7% increase in group-wide voluntary commercial lines direct premiums written, which comprised 60% and 57% of total group-wide direct premiums written for the nine month periods ended September 30, 2003 and 2002, respectively, primarily resulted from higher average premiums per commercial lines policy.

Group-wide pooled net premiums written for the nine months ended September 30, 2003 were $122,873,000, a decrease of $684,000, or less than 1% from $123,557,000 for the nine months ended September 30, 2002. The Company's share of pooled net premiums written in accordance with the Reinsurance Pooling Agreement for the nine months ended September 30, 2003 was $48,653,000. Net premiums written for the nine months ended September 30, 2002 were $54,277,000.

Total revenues for the nine months ended September 30, 2003 were $57,906,000, a decrease of $16,829,000 or 23% from $74,735,000 for the nine months ended September 30, 2003.

The Company's share of pooled net premiums earned in accordance with the Reinsurance Pooling Agreement for the nine months ended September 30, 2003 was $48,697,000. Net premiums earned for the nine months ended September 30, 2002 were $64,897,000. The decrease in net premiums earned was due to the allocation of group-wide net premiums earned pursuant to the Reinsurance Pooling Agreement.

Net investment income was $6,715,000 for the nine months ended September 30, 2003, a decrease of 15% from $7,890,000 for the nine months ended September 30, 2002. The average pre-tax yield associated with the investment portfolio decreased 105 basis points to 4.5% for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Average invested assets for the nine months ended September 30, 2003 decreased 3% compared to the year earlier period.

Net realized investment gains were $2,210,000 for the nine months ended September 30, 2003 compared to $1,383,000 for the nine months ended September 30, 2002. The majority of the net realized gains for 2003 resulted from the Company taking advantage of a share repurchase program related to an otherwise illiquid equity security. Equity securities comprised less than 1% of the Company's investment portfolio at September 30, 2003.

Other revenues decreased $281,000 or 50% to $284,000 for the nine months ended September 30, 2003 from $565,000 for the nine months ended September 30, 2002. This decrease resulted primarily from a 19% decrease in service fee income, which in turn was due to the allocation of service fee income pursuant to the Reinsuance Pooling Agreement.

Net losses and LAE, which include the Company's share of pooled 2003 accident year losses, were $37,240,000 for the nine months ended September 30, 2003, a decrease of $11,261,000, or 23%, from $48,501,000 for the nine months ended September 30, 2002. The loss and LAE ratio increased to 76.5% for the nine months ended September 30, 2003 from 74.7% for the nine months ended September 30, 2002.

The ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned decreased to 33.7% for the nine months ended September 30, 2003 from 34.0% for the nine months ended September 30, 2002. An increase in the premium tax rate in New York State, which is discussed in the following paragraph, added .5 percentage points to the Company's ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned for the 2003 period. Other underwriting expenses for the 2003 period included $253,000 of retrospective commission income to be received from Mutual in accordance with the Reinsurance Pooling Agreement. This retrospective commission income reduced the ratio of deferred policy acquisition costs and other underwriting expenses to net premiums earned by .5 percentage points. Commissions, premium taxes and other state assessments that vary directly with the Company's premium volume represented 20.9% of net premiums earned in the nine months ended September 30, 2003 compared to 20.2% in the nine months ended September 30, 2002.

The provision for income taxes for the nine months ended September 30, 2003 includes the effect of a May 2003 change in New York State law with respect to the taxation of insurance companies. This change eliminated state income taxes for all non-life insurance companies and increased the premium tax rate from 1.3% to 2.0%. As a result of this change, the Company reduced its deferred tax liability with respect to New York State income taxes to $0, and recorded a one-time benefit, net of federal income taxes, to its income tax provision of $505,000 during the nine months ended September 30, 2003. This one time benefit reduced the Company's effective income tax rate for the nine month period ended September 30, 2003 by 12 percentage points.

Results of Operations for the Three Months Ended September 30, 2003 As Compared to the Three Months Ended September 30, 2002

Total combined Mutual and MNH direct premiums written for the three months ended September 30, 2003 were $44,865,000, an increase of $882,000 or 2% from $43,983,000 for the three months ended September 30, 2002. The Company's share of combined direct premiums written for the three months ended September 30, 2003, in accordance with the Reinsurance Pooling Agreement was $17,946,000. The Company recorded $17,915,000 of direct premiums written for the three months ended September 30, 2002. The table below shows a comparison of direct premiums written by major category for the three months ended September 30, 2003 and 2002:

                                                                                              MNH
                                                                                             Pooled           MNH
                                               Group-wide DWP                                Share            DWP
                                         --------------------------                        ----------      ----------
                                             Three months ended                                Three months ended
                                                September 30,                                     September 30,
                                            2003            2002          Variance            2003            2002
                                         ----------      ----------      ----------        ----------      ----------
                                                                       (000's omitted)
Voluntary Personal Lines                 $   16,897      $   18,747             (10%)      $    6,759      $   11,094
Voluntary Commercial Lines                   26,892          23,258              16%           10,757           5,192
Involuntary                                   1,076           1,978             (46%)             430           1,629
                                         ----------      ----------                        ----------      ----------
Total Direct Written Premiums            $   44,865      $   43,983               2%       $   17,946      $   17,915
                                         ==========      ==========                        ==========      ==========

The 10% decrease in group-wide voluntary personal lines direct premiums written resulted primarily from a 14% decrease in PPA direct premiums written. The decrease in PPA direct premiums written is primarily the result of the group's policy, implemented in 2002, not to write new PPA policies in certain jurisdictions and the approval of the group's plan to withdraw from the New Jersey PPA market by the New Jersey Department of Banking and Insurance.

The 16% increase in group-wide voluntary commercial lines direct premiums written primarily resulted from higher average premiums per commercial lines policy.

Group-wide pooled net premiums written for the three months ended September 30, 2003 were $41,772,000, a decrease of $564,000, or 1% from $42,336,000 for the three months ended September 30, 2002. The Company's share of pooled net premiums written in accordance with the Reinsurance Pooling Agreement for the three months ended September 30, 2003 was $16,709,000. Net premiums written for the three months ended September 30, 2002 were $17,757,000.

Total revenues for the three months ended September 30, 2003 were $18,713,000, a decrease of $4,206,000 or 18% from $22,919,000 for the three months ended September 30, 2003.

The Company's share of pooled net premiums earned in accordance with the Reinsurance Pooling Agreement for the three months ended September 30, 2003 was $16,341,000. Net premiums earned for the three months ended September 30, 2002 were $20,198,000. The decrease in net premiums earned was a result of the Company's allocated share of group-wide net premiums earned under the Reinsurance Pooling Agreement.

Net investment income was $2,201,000 for the three months ended September 30, 2003, a decrease of 15% from $2,593,000 for the three months ended September 30, 2002. The average pre-tax yield associated with the investment portfolio decreased 109 basis points to 4.2% for the three months ended September 30, 2003 when compared to the three months ended September 30, 2002. Average invested assets for the three months ended September 2003 decreased 2% compared to the year earlier period.

Net realized investment gains were $44,000 for the three months ended September 30, 2003. There were no realized gains or losses in the three months ended September 30, 2002.

Net losses and LAE, which include the Company's share of pooled 2003 accident year losses, were $11,972,000 for the three months ended September 30, 2003, a decrease of $2,780,000, or 19%, from $14,752,000 for the three months ended September 30, 2002. The loss and LAE ratio increased to 73.3% for the three months ended September 30, 2003 from 73.0% for the three months ended September 30, 2002.

The ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned decreased to 34.5% for the three months ended September 30, 2003 from 35.0% for the three months ended September 30, 2002. The aforementioned increase in the New York State premium tax rate added .5 percentage points to the ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned. Commissions, premium taxes and other state assessments that vary directly with the Company's premium volume represented 21.3% of net premiums earned in the three months ended September 30, 2003 compared to 20.4% in the three months ended September 30, 2002.

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

The Company designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as accumulated other comprehensive income within stockholders' equity. At September 30, 2003, the Company recorded as accumulated other comprehensive income in its Consolidated Balance Sheet $1,470,000 of unrealized gains, net of taxes, associated with its investments classified as available for sale. During the nine months ended September 30, 2003 the Company recorded $467,000 of unrealized losses, net of tax, associated with its available for sale investments as other comprehensive income (loss).

At September 30, 2003, the Company's portfolio of fixed maturity investments represented 93.7% of invested assets. Management believes that this level of bond holdings is consistent with the Company's liquidity needs because it anticipates that cash receipts from net premiums written, investment income and cash flows from the portion of the Company's bond portfolio invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide monthly paydowns of bond principal, will enable the Company to satisfy its cash obligations.

At September 30, 2003, $96,129,000 or 49.5%, of the Company's fixed maturity portfolio was invested in mortgage-backed and other asset-backed securities. The Company invests in a variety of collateralized mortgage obligation ("CMO") products but has not invested in derivative types of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company's CMO investments have a secondary market and their effect on the Company's liquidity does not differ from that of other fixed maturity investments.

At September 30, 2003 $3,383,000, or 1.6%, of the Company's investment portfolio was invested in non-investment grade securities compared to $4,965,000, or 2.4%, at December 31, 2002.

The Company has arranged for a $2,000,000 unsecured credit facility from a bank in the form of a master grid note. Any borrowings under this facility are payable on demand and carry an interest rate which can be fixed or variable and is negotiated at the time of each advance. This facility is available for general working capital purposes and for repurchases of the Company's common stock. At September 30, 2003 no amount was outstanding on this loan.

As a holding company, the Company is dependent on cash dividends from MNH to meet its obligations, pay any cash dividends and repurchase its shares. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's statutory policyholders' surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve month period ending in 2003 without the prior approval of the New Hampshire Insurance Commissioner is $5,492,000. MNH paid $3,700,000 of dividends to the Company in 2002. Dividends were paid in February 2002, May 2002 and November 2002, of $2,300,000, $900,000 and $500,000, respectively. MNH paid dividends to the Company of $600,000 in April of 2003. On October 30, 2003, the Board of Directors of MNH authorized a $600,000 cash dividend to be paid to the Company on November 26, 2003. The Company paid cash dividends to its common stockholders of $.10 per share in the first, second and third quarters of 2003 amounting to $633,000. On October 30, 2003 the Company declared a quarterly cash dividend of $.10 per share payable on December 3, 2003 to shareholders of record as of the close of business on November 19, 2003.

Under the Management Agreement and the Services Agreement, Mutual has provided services and facilities for MNH to conduct its insurance business on a cost reimbursed basis. The balance in the payable to or receivable from affiliate account represents the amount owing by Mutual to the Company, or owed by the Company to Mutual, for the difference between premiums collected and payments made for losses, employees, services and facilities by Mutual on behalf of MNH.

Regulatory guidelines suggest that the ratio of a property-casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. MNH has consistently followed a business strategy that would allow it to meet this 3 to 1 regulatory guideline. For the first nine months of 2003, MNH's ratio of net premiums written to statutory surplus, annualized for a full year, was 1.1 to 1.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the potential for loss due to changes in the fair value of financial instruments. The market risk related to the Company's financial instruments primarily relates to its investment portfolio. The value of the Company's investment portfolio of $207,079,000 at September 30, 2003 is subject to changes in interest rates and to a lesser extent on credit quality. Further, certain mortgage-backed and asset-backed securities are exposed to accelerated prepayment risk generally caused by interest rate movements. If interest rates were to decline, mortgage holders would be more likely to refinance existing mortgages at lower rates. Acceleration of future repayments could adversely affect future investment income, if reinvestment of the accelerated receipts was made in lower yielding securities.

The following table provides information related to the Company's fixed maturity investments at September 30, 2003. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based upon the maturity date or, in the case of mortgage-backed and asset-backed securities, expected payment patterns. Actual cash flows could differ from those shown in the table.

Fixed Maturities

Expected Cash Flows of Principal Amounts ($ in 000's):                                                        TOTAL
                                                                                                             --------
                                                                                                                         Esti-
                                                                                                              Amor-      mated
                                                                                                   There-     tized      Market
                                             2003       2004       2005       2006       2007      after       Cost      Value
                                           --------   --------   --------   --------   --------   --------   --------   --------
Available for Sale

U.S. Treasury securities and
              obligations of U.S.
              Government corporations
              and agencies                 $  2,185   $      0   $  8,176   $      0   $      0   $  3,008   $ 13,369   $ 13,741
       Average interest rate                    4.0%       0.0%       3.6%       0.0%       0.0%       3.2%       ---        ---

Obligations of states and
              political subdivisions          3,471      1,390      8,558      9,697      3,898     17,707     44,721     45,175
       Average interest rate                    7.9%       4.1%       3.2%       3.4%       4.3%       3.9%       ---        ---

Corporate securities                          9,083      5,600     17,733          0          0      5,464     37,880     38,981
       Average interest rate                    4.3%       5.3%       4.0%       0.0%       0.0%       8.1%       ---        ---

Mortgage & asset
              backed securities               6,471     17,501     19,006     19,607      9,821     23,131     95,537     96,129
       Average interest rate                    5.4%       5.3%       5.2%       5.2%       5.3%       5.4%       ---        ---
                                           --------   --------   --------   --------   --------   --------   --------   --------
Total                                      $ 21,210   $ 24,491   $ 53,473   $ 29,304   $ 13,719   $ 49,310   $191,507   $194,026
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

Item 4. Controls and Procedures

         The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, concluded that the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company was being made known to them by others within the Company in a timely manner, including the period when this quarterly report was being prepared.

         There was no change in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         (d) Casualty Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and American Reinsurance Company (incorporated by reference to Exhibit 10(f) to the Company's 2002 Annual Report on Form 10-K filed on March 31,
                  2002).

         (e) Endorsement to the Casualty Excess of Loss Reinsurance agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and American Reinsurance Company dated September 29, 2003 (filed herewith).

         (f) Property Per Risk Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and American Reinsurance Company (incorporated by reference to Exhibit 10(g) to the Company's 2002 Annual Report on Form 10-K filed on March 31,
                  2002).

         (g) Endorsement to the Property Per Risk Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and American Reinsurance Company dated September 24, 2003 (filed herewith).

         (h) Property Catastrophe Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and the various reinsurers as identified by the Interest and Liabilities Agreements attaching to and forming part of this Agreement (filed herewith).

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

         *(l) Form of Amended Indemnification Agreement entered into by Registrant with each director and executive officer of Registrant (incorporated by reference to Exhibit No. 10n to Amendment No. 1 to the Company's Registration Statement on (No. 33-9188) Form S-1 filed on November 7, 1986).

         *(m) Merchants Mutual Insurance Company Adjusted Return on Equity Incentive Compensation Plan January 1, 2000 (incorporated by reference to Exhibit 10p to the Company's 2000 Annual Report on Form 10-K filed on March 28, 2001).

         *(n) Merchants Mutual Insurance Company Adjusted Return on Equity Long Term Incentive Compensation Plan January 1, 2000 (incorporated by reference to Exhibit 10q to the Company's 2000 Annual Report on Form 10-K filed on March 28, 2001).

         *(o)     Amendment No. 1 to Employee Retention Agreement between Robert
                  M. Zak and Merchants Mutual Insurance Company originally dated as of May 1, 1999, dated February 6, 2002 (incorporated by reference to Exhibit 10(s) to the Company's 2002 Annual Report on Form 10-K filed on March 31, 2003).

         *(p)     Amendment No. 1 to Employee Retention Agreement between Edward
                  M. Murphy and Merchants Mutual Insurance Company originally dated as of March 1, 1999, dated February 6, 2002 (incorporated by reference to Exhibit 10(t) to the Company's 2002 Annual Report on Form 10-K filed on March 31, 2003).

         *(q) Amendment No. 1 to Employee Retention Agreement between Kenneth J. Wilson and Merchants Mutual Insurance Company originally dated as of March 1, 1999, dated February 6, 2002 incorporated by reference to Exhibit 10(u) to the Company's 2002 Annual Report on Form 10-K filed on March 31, 2003.

         *(r) Consulting Agreement between Stephen C. June and Merchants Insurance Company of New Hampshire, Inc. dated as of May 7, 2001 (incorporated by reference to Exhibit 10t to the Company's 2001 Annual Report on Form 10-K filed on March 27,
                  2002).

         *(s) Employment Agreement between Stephen C. June and Merchants Insurance Company of New Hampshire, Inc. dated as of April 1, 2002 (incorporated by reference to Exhibit 10u to the Company's 2001 Annual Report on Form 10-K filed on March 27,
                  2002).

         11       Statement re computation of per share earnings - N/A.

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

         24       Power of attorney - N/A.

         31       Rule 13a-14(a)/15d-14(a) Certifications (filed herewith)

         32(a) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) (filed herewith).

         * Indicates a management contract or compensation plan or arrangement.

         (b)      Reports on Form 8-K.

On August 1, 2003, the Company filed a Form 8-K reporting the issuance of a press release announcing results for the quarter ended June 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 MERCHANTS GROUP, INC.
                                                 (Registrant)

Date: November 12, 2003                          By:/s/ Kenneth J. Wilson
                                                 ---------------------------
                                                 Kenneth J. Wilson
                                                 Chief Financial Officer and
                                                 Treasurer (duly authorized
                                                 officer of the registrant and
                                                 chief accounting officer)