Form 10-K
period 2003-12-31
MERCHANTS GROUP INC
filed 2004-03-29
CIK 803027

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                       OR

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

As of March 19, 2004, 2,114,152 shares of common stock were outstanding. The aggregate market value of the common shares held by non-affiliates of Merchants Group, Inc. on June 30, 2003 was $21,501,000. Solely for purposes of this calculation, the Company deemed every person who beneficially owned 5% or more of its common stock and all directors and executive officers to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2004 Annual Meeting of stockholders are incorporated by reference into Part III.

                              MERCHANTS GROUP, INC.
                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 2003

          PART I                                                          PAGE #
                                                                          ------
ITEM 1.   BUSINESS                                                             3

ITEM 2.   PROPERTIES                                                          20

ITEM 3.   LEGAL PROCEEDINGS                                                   20

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 20

          PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED                   21
          STOCKHOLDER MATTERS

ITEM 6.   SELECTED FINANCIAL DATA                                             23

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                   24
          CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES                            35
          ABOUT MARKET RISK

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                         36

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                    36
          ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.  CONTROLS AND PROCEDURES                                             36

          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                  38

ITEM 11.  EXECUTIVE COMPENSATION                                              38

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS                     38
          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      39

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                              39

          PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND                        40
          REPORTS ON FORM 8-K

                                     PART I

Item 1. BUSINESS.

General

      Merchants Group, Inc. (the Company), which was incorporated in August 1986 as a Delaware holding company, offers property and casualty insurance generally, to preferred risk individuals and small to medium sized businesses in the northeastern United States through its wholly owned subsidiary, Merchants Insurance Company of New Hampshire, Inc. (MNH).

Administration

      The Company and MNH operate and manage their business in conjunction with Merchants Mutual Insurance Company (Mutual), a New York domiciled mutual property and casualty insurance company, under a services agreement (the Services Agreement) that became effective January 1, 2003. At December 31, 2003, Mutual owned 12.1% of the Company's issued and outstanding common stock. The Company and MNH do not have any operating assets and MNH has only one employee. Under the Services Agreement, Mutual provides the Company and MNH with the facilities, management and personnel required to operate their day-to-day business.

      The Services Agreement covers substantially the same services previously provided under a management agreement among the Company, MNH and Mutual (the Management Agreement) from 1986 to 2002. The Services Agreement provides for negotiated fees (subject to periodic adjustment) for administrative, underwriting, claims and investment management services. The Company and MNH have the discretion to remove assets from their portfolios managed by Mutual.

      The Services Agreement contains termination provisions that vary based on the service rendered. Underwriting services may be terminated on one year's notice, but the termination may not be effective before January 1, 2008. Claims services may be terminated on 6 months notice, but not before January 1, 2005. Administrative or investment services may be terminated upon one year's notice at any time.

      Effective January 1, 2003, Mutual and MNH agreed to "pool," or share, underwriting results on their traditional insurance business (Traditional Business) by means of a reinsurance pooling agreement (the Pooling Agreement). The Pooling Agreement applies to premiums earned and losses incurred after the effective date. It does not apply to any new endeavor of either Mutual or MNH outside of their Traditional Business, unless the companies agree otherwise.

      The Pooling Agreement provides for MNH to cede, or transfer, to Mutual all of its premiums and risks on its Traditional Business during the term of the agreement, and then to assume from Mutual a percentage of all of Mutual's and MNH's Traditional Business (the Pooled Business). MNH assumed 40% of the Pooled Business in 2003. MNH's share of the Pooled Business will be reduced to 35% in 2004, though not to exceed $59.5 million in assumed net written premiums, and to 30% in 2005, though not to exceed $50.0 million in assumed net written premiums. MNH's share of the Pooled Business will be reduced to 25% in 2006 and 2007, though not to exceed $42.5 million and $37.5 million in net written premiums, respectively. If the parties agree, MNH may increase its share or maximum amount of assumed net premiums written of the Pooled Business for any year. Mutual retains a share of the risk in MNH's Traditional Business under Mutual's control pursuant to a profit and loss sharing arrangement in the Pooling Agreement based on the loss and loss adjustment expense experience of the Pooled Business. The Company believes the Pooling Agreement and profit (or loss) sharing feature included therein aligns the interests of MNH and Mutual. The decreasing amount of Traditional Business assumed under the Pooling Agreement is intended to provide MNH with the capacity to pursue insurance opportunities independently of Mutual, thereby reducing its dependence on Mutual as its only source of business. The Company and MNH are seeking to identify new business initiatives to employ the available capacity. Generally, the new business initiatives are expected to be in lines of business which are complementary to the Traditional Business underwritten through the Pooling Agreement with the Mutual. Though potential initiatives have been identified by the Company, none have been implemented because they have been deemed unattractive or are currently being investigated.

      The Pooling Agreement may be terminated by either party at the beginning of any calendar year on or after January 1, 2008 upon not less than 6 months notice. However, the Pooling Agreement may be terminated effective as of January 1, 2006 or 2007 upon 6 months notice, but only by MNH and only if the ratio of net losses and loss adjustment expenses to net earned premiums on a cumulative basis from the inception of the Pooling Agreement exceeds 76%, as of the date notice is given.

Marketing

      Mutual markets the Traditional Business of the Company and Mutual jointly through 464 independent agents. The primary marketing efforts of the Company and Mutual (collectively referred to as Merchants) are directed to those independent agents who, through their insurance expertise, access to a broad range of products, and focus on service, provide value for the insurance consumer.

      Mutual and the Company offer the same portfolio of insurance products. The Company's products are generally offered to "preferred" risks while Mutual's products are generally offered to "standard" risks. Preferred risks meet more restrictive underwriting criteria than standard risks and generally generate fewer losses. Accordingly, the preferred risks are charged premium rates that are typically 10-15% lower than standard rates.

      The Company believes that Merchants, as a regional insurance group, has certain advantages, including a closer relationship with its agents and a better knowledge of its operating territories, that enable it to compete effectively against national carriers. The Company believes Merchants distinguishes itself from its competitors by providing its agents and policyholders with superior service and ease of doing business, products that target certain segments of the commercial and personal insurance markets, and an agents' compensation program which, in addition to standard commission rates, includes a profit sharing plan.

      Through Mutual, the Company services its agents from six Strategic Business Centers (Buffalo, Albany and Hauppauge, New York; Manchester, New Hampshire; Moorestown, New Jersey and Columbus, Ohio) and from its home office in Buffalo, New York. The Strategic Business Centers are located in the Company's operating territories and focus primarily on policy sales and underwriting. The manager of a Strategic Business Center appoints new agents, agrees upon annual unit sales and premium objectives with the principal(s) of each agency. Strategic Business Center managers and Territory Managers, or "TM's," develop customized business plans for each agent that identify the opportunities to increase profitable business and the actions required to achieve the objectives agreed to by the agency and the Company.

      TM's meet frequently with targeted agents' sales staff to review Merchants' renewal policies, as well as to solicit policies new to the agent and/or Merchants. While TM's are capable of providing quotes directly to the agent while in an agent's office, much of that capability is migrating to Merchants' internet website: www.merchantsgroup.com. There, agents are able to obtain instant quotes on the internet for selected commercial lines of business. Presently, the businessowners and contractors coverall lines are available for instant quoting and Merchants expects that other commercial lines will be available for quoting on the internet during 2004. In addition, selected lines will be enabled for "issue from quote", allowing agents to enter all underwriting information required to issue policies for their customers over the password protected "Agency Gateway" of the website. This will allow for quicker responses to agents' quote requests and will reduce expenses associated with manual quoting.

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

      In addition to standard commissions paid as a percentage of premiums written, the Company's agents are eligible to participate in the Agents' Profit Sharing Plan. This plan rewards agents based on premiums written and the loss and allocated loss adjustment expense ratio on business placed by the agent with the Company and Mutual. The Company's share of payments for the Agents' Profit Sharing Plan for 2003 assumed under the Pooling Agreement totaled $1,073,000, or 1.5% of the company's share of pro forma pooled direct premiums written. The Company believes the terms of the Agents' Profit Sharing Plan encourage its agents to increase the volume of profitable Traditional Business they place with Merchants.

Insurance Underwriting

      The Company is licensed to issue insurance policies in 13 states, primarily in the northeastern United States. In 2003, net premiums written totaled $64,179,000, with 60% of the net premiums written derived from commercial lines of insurance and 40% from personal lines of insurance.

      The following table sets forth the distribution of the Company's direct premiums written by state for the years indicated:

                                              As of December 31,
                                         -----------------------------
                                         2001        2002      2003(1)
                                         ----        ----      -------
                  New York                66%         67%        60%
                  New Jersey              12           9         17
                  New Hampshire           10          10          9
                  Pennsylvania             2           5          6
                  Rhode Island             5           5          3
                  Massachusetts            3           2          2
                  Other                    2           2          3
                                         ---         ---        ---

                  Total                  100%        100%       100%
                                         ===         ===        ===

(1) 2003 shown on a group-wide or pooled basis, which is representative of the business assumed under the Pooling Agreement.

      The Company and Mutual are licensed to underwrite most major lines of property and casualty insurance. They issue policies primarily to individuals and small to medium sized commercial businesses. The types of risks insured include:

      - Personal automobile - full coverage of standard performance automobiles, generally requiring drivers with good driving records during the past three years at the time of first issuance by Merchants.

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

      The Company and Mutual use automated underwriting processes for personal automobile, homeowners and certain commercial lines of business, which perform an initial review of policy applications based upon established underwriting guidelines. Applications that do not meet the guidelines for automated acceptance are either referred to underwriters who review the applications and assess exposure, or rejected if the risk characteristics are such that neither the Company nor Mutual would insure the applicant.

      Merchants establishes premium rates for most of its policies based on its loss experience, in some cases after considering prospective loss costs suggested by the Insurance Services Office, Inc., an industry advisory group, for the individual and commercial classes of business that it insures. Merchants establishes rates independently for its personal automobile and homeowners insurance policies and its specialty products, such as its Contractors Coverall Plus and businessowners' policies.

      The following table shows, for each of the years in the three year period ended December 31, 2003 (i) the amount of the Company's net premiums written attributable to various personal lines and commercial lines and (ii) underwriting results attributable to each such line as measured by the calendar year loss and allocated loss adjustment expense (LALAE) ratio for such line. The LALAE ratio is the ratio of incurred losses and allocated loss adjustment expenses to net premiums earned for a given period.

                                                                     Year ended December 31,
                                ---------------------------------------------------------------------------------------------------
                                           2001                                 2002                               2003
                                ---------------------------       ------------------------------    ------------------------------
                                Premiums                          Premiums                          Premiums
                                Written                            Written                           Written
                                --------                          --------                          --------
                                                      LALAE                                LALAE                              LALAE
                                 Amount      %        Ratio         Amount        %        Ratio      Amount         %        Ratio
                                -------    ----       -----        -------       ----      -----     -------       ----       -----
                                                                        (dollars in thousands)
Personal
      Auto Liability            $20,059    21.3%       96.4%       $21,565       30.6%     139.6%    $12,202       19.0%      87.4%
      Auto Physical Damage       13,254    14.1        53.8         12,694       18.0       50.5       7,230       11.3       49.2
      Homeowners'
          Multi-Peril             9,847    10.5        39.1          9,620       13.6       54.5       6,382        9.9       58.8
                                -------   -----                    -------      -----                -------      -----

          Total                  43,160    45.9        70.8         43,879       62.2       93.8      25,814       40.2       69.7
                                -------   -----                    -------      -----                -------      -----

Commercial
      Auto Liability             12,685    13.5        73.2          6,227        8.8       39.1      12,979       20.3       29.3
      Auto Physical Damage        2,972     3.2        44.2          1,225        1.7       36.2       2,899        4.5       39.1
      Commercial
          Multi-Peril            27,411    29.2        91.0         14,885       21.1       58.8      17,018       26.5       79.7
      Workers'
          Compensation            6,735     7.2        71.1          3,778        5.4       29.3       4,613        7.2      133.7
      Other Lines                 1,010     1.0       (39.5)           534         .8      (12.7)        856        1.3      281.4
                                -------   -----                    -------      -----                -------      -----

          Total                  50,813    54.1        74.7         26,649       37.8       47.5      38,365       59.8       72.9
                                -------   -----                    -------      -----                -------      -----

Total Personal &
      Commercial                $93,973   100.0%       72.6        $70,528      100.0%      71.7     $64,179      100.0%      71.6
                                =======   =====                    =======      =====                =======      =====

      Calendar year LALAE ratios set forth in the table above include an estimate of LALAE for that accident year, as well as increases or decreases in estimates made in that year for prior accident year LALAE. Depending on the size of the increase or decrease in prior accident year LALAE, calendar year LALAE ratios may not be as indicative of the profitability of policies in force in a particular year as accident year LALAE ratios, which do not take into account increases or decreases in reserves for prior accident year LALAE.

      The following table sets forth the composition of voluntary direct premiums written for 1999 through 2003:

                                              As of December 31,
                          ------------------------------------------------------------
                          1999         2000         2001        2002          2003 (1)
                          ----         ----         ----        ----          ----
      Commercial           61%          64%          58%          40%             63%
      Personal             39           36           42           60              37
                          ---          ---          ---          ---             ---
      Total               100%         100%         100%         100%            100%
                          ===          ===          ===          ===             ===

(1) 2003 shown on a group-wide pooled basis, which is representative of the business assumed under the Pooling Agreement.

Commercial Lines

      Merchants' commercial business is primarily retail and mercantile in nature and generally consists of small to medium sized, low hazard commercial risks which as a group have relatively stable loss ratios. Merchants' underwriting criteria attempts to exclude lines of business and classes of risks that are considered to be high hazard or volatile, or which involve substantial risk of latent injury or other long-tail liability exposures. The Company and Mutual offer specialized products within the commercial multi-peril line such as the Contractors Coverall Plus policy for artisan and trade contractors.

      The Company believes that it and Mutual can insure commercial business profitably by selecting those classes of risks that offer better than average profit potential and charging rates commensurate with the quality of the risk insured. Merchants competes for commercial business based upon the service it provides to agents and policyholders, the compensation it pays to its agents and the price of its products. Merchants establishes prices after considering its costs, the exposures inherent in a particular class of risk, estimated investment income, projected future trends in loss frequency and severity, the degree of competition within a specific territory and reasonable provisions for profit. Accordingly, the prices of the Merchants' commercial products may vary considerably from competitors' prices.

Personal Lines

      Merchants offers personal automobile and homeowners' insurance to preferred risk individuals, generally requiring experienced drivers with no accidents or moving violations in the last three years for personal automobile insurance, and medium to high value homes with systems (e.g. heating, plumbing, electrical) that are less than thirty years old in fire protected areas for homeowners' insurance. Personal automobile premium rates attempt to cover costs associated with required participation in involuntary personal automobile programs, in addition to the costs directly associated with the policies written voluntarily. Due to volatility in the size of the New York Automobile Insurance Plan (NYAIP) and the poor loss experience associated with that business in recent years, the Company has been unable to fully recover costs of the NYAIP business with premium rates charged for its voluntary personal automobile business. In 2001 the Company implemented a moratorium on writing new voluntary personal automobile business in New York.

Involuntary Business

      As a condition to writing voluntary business in most states in which it operates, the Company and Mutual must participate in state-mandated programs that provide insurance for individuals and businesses unable to obtain insurance voluntarily, primarily for personal automobile insurance. The legislation creating these programs usually allocates a pro rata portion of the risks attributable to such insureds to each company writing voluntary business in the state on the basis of its historical voluntary premiums written or the number of automobiles which it historically insures voluntarily. Due to changing market conditions the Company cannot predict the size of the NYAIP in future years

      The Company's gross (direct and assumed) premiums written attributable to involuntary policies were $5,850,000, $8,292,000 and $3,430,000 in 2001, 2002 and 2003, respectively, mostly in New York. The 2003 amount represents the Company's pro-forma share of the applicable amount of pooled direct premiums written. The Company is unable to predict with any degree of accuracy the level of its annual involuntary business for 2004 or future years.

Pooling Agreement

      The Company believes pooling of risks is advantageous for the following reasons: (1) Mutual's risk selection, pricing, marketing and claims philosophies and practices are consistent with and complementary to the Company's; (2) as market conditions change, management can adjust eligibility criteria to permit Merchants as a group to fully participate in a favorable rate environment without concern for any conflict of interest; (3) pooling, especially with Mutual subject to profit and loss sharing, more closely aligns the interests of the Company and Mutual; and (4) by reducing its share of participation in the pool, the Company is able to create more capacity to pursue other endeavors, which it might not otherwise be able to do as a result of regulatory constraints on non-renewal of business, particularly for personal lines business. See "Competition" in this Item.

Claims

      Insurance claims on policies written by the Company and by Mutual are investigated and settled by claims adjusters employed by Mutual pursuant to the Services Agreement. Mutual maintains three claims offices within its operating territories. In areas where there is insufficient claim volume to justify the cost of internal claims staff, the Company and Mutual use independent appraisers and adjusters to investigate claims. Merchants' claims policy emphasizes timely investigation of claims, settlement of valid claims for equitable amounts, maintenance of adequate reserves for claims and control of external claims adjustment expenses. In order to support its claims policy, Merchants maintains a program designed to ensure that as soon as practical, claims are assigned an accurate value based on available information. The program includes the centralization of certain branch claims operations and an emphasis on the training of claims adjusters and supervisors by senior claims staff. This claims policy is designed to provide agents and policyholders with prompt service and support.

      Claims settlement authority levels are established for each adjuster, supervisor and manager based on their expertise and experience. When Merchants receives notice of a claim, it is assigned to an adjuster based upon its type, severity and line of business. The claims staff then reviews the claim, obtains appropriate information and establishes a loss reserve. Claims that exceed certain dollar amounts or that cannot be readily settled are assigned to more experienced claims staff.

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

      The Company's reserving process is based on the assumption that past experiences, adjusted for the effect of current developments and trends, are relevant in predicting future events. In the absence of specific developments, the process also assumes that the legal climate regarding the claims process and underlying liabilities remains constant. Other assumptions employed by the Company or its actuarial firm change from time to time as circumstances change. In estimating loss and LAE reserves, the Company employs a number of actuarial methods, depending on their applicability to each line of business, in order to balance the advantages and disadvantages of each method. Therefore, a range of estimates is developed for each line of business. However, the Company does not believe it is appropriate to sum the high and low values developed using different actuarial methods for each line of business to determine a range for the Company's total loss and LAE reserves. Therefore the Company's actuary and its consulting actuary only provide the Company with their respective "best estimates" of total loss and LAE reserves by summing their "best estimate" for each line of business. The Company's small size, the presence or absence of a limited number of moderate losses, as well as the timing of the reporting of such losses to the Company by claimants, could result in changes in actuarial estimates that are significant to the Company's net income for a quarter or a year. As such, management recognizes that the "best estimate" may not be more accurate than other amounts within a few percentage points of total loss and LAE reserves.

      Due to uncertainties inherent in the estimation of incurred losses and LAE the Company, has recorded changes in reserves for prior accident year losses and LAE in most years. In 2001, the Company decreased its reserves for prior years by $1,474,000 primarily due to favorable loss development related to workers compensation policies. In 2002, the Company decreased its reserves for prior years by $3,785,000 primarily due to favorable loss development related to workers' compensation and commercial automobile liability policies, somewhat offset by unfavorable development on its private passenger automobile policies. In 2003, the Company decreased its reserves for prior years by $90,000.

      The following table sets forth the changes in the reserve for losses and LAE for 2001, 2002 and 2003.

                                                                  Year Ended December 31,
                                                                  -----------------------
                                                             2001            2002            2003
                                                             ----            ----            ----
                                                                        (in thousands)
Reserve for losses and LAE at beginning of year            $ 145,075       $ 151,355       $ 147,136
      Less reinsurance recoverables                           13,826          19,242          19,380
                                                           ---------       ---------       ---------
      Net balance at beginning of year                       131,249         132,113       $ 127,756
                                                           ---------       ---------       ---------

Provision for losses and LAE for claims occurring in:
      Current year                                            76,618          66,658          49,702
      Prior years                                             (1,474)         (3,785)            (90)
                                                           ---------       ---------       ---------
                                                              75,144          62,873          49,612
                                                           ---------       ---------       ---------

Losses and LAE payments for claims occurring in:
      Current year                                            28,719          26,387          18,441
      Prior years                                             45,561          40,843          35,168
                                                           ---------       ---------       ---------
                                                              74,280          67,230          53,609
                                                           ---------       ---------       ---------

Reserve for losses and LAE at end of year, net               132,113         127,756         123,759
      Plus reinsurance recoverables                           19,242          19,380          22,715
                                                           ---------       ---------       ---------
      Balance at end of year                               $ 151,355       $ 147,136       $ 146,474
                                                           =========       =========       =========

      The first line of the following table presents, as of the end of the year at the top of each column, the estimated amount of unpaid losses and LAE for claims arising in that year and in all prior years, including claims that had occurred but were not yet reported to the Company. For each column, the rows of the table present, for the same group of claims, the amount of unpaid losses and LAE as re-estimated as of the end of each succeeding year. The estimate is modified as more information becomes known about the number and severity of claims for each year. The "cumulative redundancy (deficiency)" represents the change in the estimated amount of unpaid losses and LAE from the end of the year at the top of each column through the end of 2003.

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

      The rows of the lower portion of the table present, as of the end of each succeeding year, the amount of paid losses and LAE for claims unpaid at the end of the year at the top of each column:

                                                                              As of December 31,
                                     ---------------------------------------------------------------------------------------------
                                     1993      1994     1995      1996      1997      1998      1999      2000      2001      2002
                                     ----      ----     ----      ----      ----      ----      ----      ----      ----      ----
                                                                                (in thousands)
Liability for losses and LAE:

                                   $89,939   $97,614  $113,718  $126,260  $130,781  $126,820  $127,458  $131,178  $132,113  $127,756
Liability re-estimated as of:

One year later                      94,921   108,659   120,550   130,768   128,636   123,071   128,886   129,704   128,328   127,666
Two years later                    100,607   113,091   128,192   133,029   130,498   120,345   123,299   129,621   132,674
Three years later                  106,382   121,051   129,724   132,948   127,893   113,661   124,944   133,769
Four years later                   112,983   121,791   131,647   129,210   122,508   114,068   128,121
Five years later                   112,963   122,886   127,183   124,238   122,347   117,678
Six years later                    112,886   120,128   123,521   124,319   125,741
Seven years later                  110,843   117,589   123,679   127,659
Eight years later                  109,864   117,626   126,285
Nine years later                   110,450   120,118
Ten years later                    112,439

Cumulative Redundancy (Deficiency):

                                  $(22,500)  (22,504)  (12,567)   (1,399)    5,040     9,142      (663)   (2,591)     (561)       90
                                    %(25.0)    (23.1)    (11.1)     (1.1)      3.9       7.2       (.5)     (2.0)      (.4)       --

Paid (Cumulative) as of :
One year later                      34,551     36,916   38,549    40,954    42,433    37,125    40,970    45,461    40,843    35,168
Two years later                     56,965     60,074   64,323    69,035    66,477    63,325    69,393    70,075    64,959
Three years later                   72,963     77,982   84,638    86,364    86,313    80,142    86,670    85,772
Four years later                    83,998     91,948   96,491    98,300    97,770    89,383    96,222
Five years later                    93,295     99,171  104,063   105,787   104,282    94,809
Six years later                     96,949    103,829  109,492   109,639   107,431
Seven years later                   99,525    107,367  111,851   111,822
Eight years later                  102,260    108,747  113,593
Nine years later                   103,208    110,119
Ten years later                    104,364

      The loss and LAE reserves reported in the Company's consolidated financial statements prepared in accordance with generally accepted accounting principles
(GAAP) differ from those reported in the statements filed by MNH with the New Hampshire Insurance Department in accordance with statutory accounting principles (SAP) as follows:

                                                          As of December 31,
                                                          ------------------
                                                    2001          2002          2003
                                                    ----          ----          ----
                                                             (in thousands)
Loss and LAE reserves on a SAP basis              $132,113      $127,756      $123,759
Adjustments:
      Ceded reinsurance balances recoverable        19,242        19,380        22,715
                                                  --------      --------      --------
Loss and LAE reserves on a GAAP basis             $151,355      $147,136      $146,474
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

      Prior to January 1, 1998, the Company's excess of loss reinsurance agreements for automobile liability, general liability and workers' compensation insurance provided for recovery of losses over $500,000 up to a maximum of $5,000,000 per occurrence. For claims occurring from 1987 through 1992, the $500,000 threshold was indexed for inflation for casualty lines other than workers' compensation and New York State no-fault, and applied retroactively to all occurrences until they are settled. There was no index provision for casualty claims occurring after 1992. This coverage was supplemented by additional treaty reinsurance covering losses up to $5,000,000 in excess of the first $5,000,000. Prior to January 1, 1998, property reinsurance agreements provided for recovery of property losses over $500,000 up to $2,000,000 per occurrence without any index provision.

      Between January 1, 1998 and December 31, 2001, the Company's property and casualty excess of loss reinsurance agreement provided for recovery of casualty losses over $500,000 up to $10,000,000 per occurrence and property losses over $500,000 up to $10,000,000 per risk. This coverage is supplemented by a contingent casualty layer of reinsurance for workers' compensation claims of $5,000,000 in excess of the first $10,000,000 subject to a calendar year limit of $20,000,000. Effective January 1, 2002, the Company increased its retention on casualty losses to $750,000. Effective January 1, 2004, the Company adjusted the property loss occurrence limit to $500,000 up to $5,000,000 per risk. Individual property facultative reinsurance will be purchased for all exposures greater than $5,000,000.

      Property catastrophe coverage provides for recovery of 47.5% of the first $5,000,000 and of 95% of the next $55,000,000 above aggregate retained losses of $5,000,000 per occurrence. The property catastrophe reinsurance coverage is shared by the Company and Mutual in accordance with the Pooling Agreement (see Administration above) for a covered event.

      During 2000, the Company implemented a program to underwrite specialized commercial auto insurance. All policies issued under this program were 100% reinsured through certain subscribing underwriting members of Lloyd's of London and therefore had no impact on net premiums earned or net losses and LAE incurred by the Company. This program was discontinued in 2001.

      Effective January 1, 1993, Mutual and MNH entered into a quota share reinsurance agreement under which MNH could have assumed up to 10% of Mutual's direct voluntary written premiums and related losses and allocated LAE in exchange for a reinsurance commission of 35%. Mutual has not ceded any of its direct voluntary written premiums to MNH since 1995. The agreement was terminated in 2003.

      Under the terms of the Pooling Agreement (see Administration above) effective as of January 1, 2003 Mutual and MNH pool, or share, underwriting results on their Traditional Business. The Pooling Agreement does not apply to any new endeavor of either Mutual or MNH outside of their

Traditional Business, unless the companies agree otherwise.

      The Pooling Agreement provides for MNH to cede, or transfer, to Mutual all of its premiums and risks on its Traditional Business during the term of the agreement, and then to assume from Mutual a percentage of all of Mutual's and MNH's Traditional Business (the "Pooled Business"). MNH assumed 40% of the Pooled Business in 2003. MNH's share of the Pooled Business will be reduced to 35% of the pooled business in 2004, though not to exceed $59.5 million in assumed net written premiums, and to 30% of the pooled business in 2005, though not to exceed $50.0 million in net written premiums. MNH's share of the Pooled Business will be reduced to 25% in 2006 and 2007, though not to exceed $42.5 million and $37.5 million in assumed net written premiums, respectively. If the parties agree, MNH may increase its share or maximum amount of assumed net premiums written of the Pooled Business for any year. The decreasing amount of Traditional Business assumed under the Pooling Agreement is intended to provide MNH with the capacity to pursue insurance opportunities independently of Mutual, thereby reducing its dependence on Mutual as its only source of business. Mutual retains a share of the risk in MNH's Traditional Business under Mutual's control pursuant to a profit and loss sharing arrangement in the Pooling Agreement based on the loss and LAE experience of the Pooled Business. The Company believes the Pooling Agreement and profit (or loss) sharing feature included therein align the interests of MNH and Mutual.

      The Pooling Agreement may be terminated by either party at the beginning of any calendar year upon not less than 6 months notice, but not effective before January 1, 2008. However, the Pooling Agreement may be terminated effective January 1, 2006 or 2007 upon 6 months notice, but only by MNH and only if the ratio of net losses and LAE to net earned premiums on a cumulative basis from the inception of the Pooling Agreement exceeds 76%, as of the date notice is given. See PART 1, Item 1. BUSINESS. Administration.

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

      The investments of the Company are regulated by New Hampshire insurance law and are reviewed by the Board of Directors of the Company. Other than certain short-term investments held to maintain liquidity, the Company primarily invests in corporate bonds, mortgage-backed and other asset-backed securities including collateralized mortgage obligations, and tax-exempt securities with expected maturities of 10 years or less. The mortgage-backed securities held by the Company are typically purchased at expected yields which are greater than comparable maturity Treasury securities and are AAA or AA rated.

      The Company had $43,401,000 of tax-exempt bonds in its investment portfolio at December 31, 2003. The Company believes these tax-exempt bonds are of high quality (rated A or better) and, at the time of purchase, offered an after-tax total return potential greater than comparable taxable securities.

      At December 31, 2003 the Company had $1,118,000 of short-term investments with maturities less than 30 days and $2,496,000 of non-investment grade securities. These non-investment grade securities represented 1% of the investment portfolio as compared to $4,965,000, or 2%, of the investment portfolio at December 31, 2002.

      The table below gives information regarding the Company's investments as of the dates indicated.

                                                                  As of December 31,
                                        -----------------------------------------------------------------------
                                                2001                      2002                      2003
                                        -------------------       -------------------       -------------------
                                          Amount       %           Amount        %           Amount         %
                                          ------       -           ------        -           ------         -
                                                                (dollars in thousands)
Fixed Maturities (1):
      U.S. Government and Agencies      $ 41,965      19.7%       $ 12,855        6.1%      $  8,377        4.1%
      Corporate Bonds                    144,248       67.7        152,028       72.6        142,027       70.0
      Tax-Exempt Bonds                     8,999        4.2         28,685       13.7         43,401       21.4
                                        --------      -----       --------      -----       --------      -----
          Total Bonds                    195,212       91.6        193,568       92.4        193,805       95.5
Preferred Stocks (2)                       9,422        4.4          7,367        3.5          5,797        2.9
Short-Term Investments (3)                 6,905        3.2          6,420        3.1          1,118         .6
Other (4)                                  1,593         .8          2,042        1.0          2,167        1.0
                                        --------      -----       --------      -----       --------      -----

Total Invested Assets                   $213,132      100.0%      $209,397      100.0%      $202,887      100.0%
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

      The table below sets forth the Company's net investment income and net realized gains and losses, excluding the effect of income taxes, for the periods shown:

                                                        Year Ended December 31,
                                                        -----------------------
                                                      2001        2002         2003
                                                      ----        ----         ----
                                                        (dollars in thousands)
Average investments                                $ 213,449    $206,435     $200,996
Net investment income                                 13,295      10,403        8,815
Net investment income as a percentage
    of average investments (1)                           6.2%        5.0%         4.4%

Net realized gains (losses) on investments         $    (580)   $    953     $  2,500

(1) The taxable equivalent yield for the years ended December 31, 2001, 2002 and 2003 was 6.5%, 5.4% and 4.7%, respectively, assuming an effective tax rate of 34%.

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

                                                         As of December 31,
                              -----------------------------------------------------------------------
                                      2001                      2002                      2003
                              -------------------       -------------------       -------------------
                                Amount        %          Amount         %           Amount        %
                                ------        -          ------         -           ------        -
                                                      (dollars in thousands)
1 year or less                $ 40,356       20.7%      $ 81,736       42.2%      $ 33,243       17.2%
1 year through 5 years         111,445       57.1        106,696       55.1        137,234       70.8
5 years through 10 years        39,029       20.0          3,198        1.7         21,065       10.9
More than 10 years               4,382        2.2          1,938        1.0          2,263        1.1
                              --------      -----       --------      -----       --------      -----
      Total                   $195,212      100.0%      $193,568      100.0%      $193,805      100.0%
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

      Historically, the property and casualty industry has tended to be cyclical in nature. During the "up" cycle, or "hard market," the industry is characterized by price increases, strengthening of loss and LAE reserves, surplus growth and improved underwriting results. Near the end of the "up" cycle, an increase in capacity causes insurance companies to begin to compete for market share on the basis of price. This price competition causes the emergence of the "down" cycle, or "soft market," characterized by a reduction in the premium growth rate and a general decline in profitability. Generally, the down cycle is eventually accompanied by a decline in the adequacy of loss and LAE reserves and a decrease in premium writing capacity. The property and casualty insurance industry experienced a cyclical downturn for most of the 1990's due primarily to intense premium rate competition and an excess capacity to write premiums. Recently, there has been price firming primarily within the commercial lines segment of the property casualty industry. However, some of the circumstances which led to the most recent cyclical downturn in the property and casualty insurance industry continue to exist, and the Company cannot predict for how long this price firming or "hard market" will continue.

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

      The Company depends on cash dividends from MNH to pay cash dividends to its stockholders and to meet its expenses. MNH is subject to New Hampshire state insurance laws which restrict its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's policyholders' surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve-month period ending in 2004 without the prior approval of the New Hampshire Insurance Commissioner is $5,767,000. MNH paid $1,200,000 of dividends to the Company in 2003. Dividend payments of $600,000 were made in April 2003 and November 2003.

      In certain states in which it operates, MNH is required to maintain deposits with the appropriate regulatory authority to secure its obligations under certain insurance policies written in the jurisdiction. At December 31, 2003, investments of MNH having a par value of $1,900,000 were on deposit with regulatory authorities.

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

      The National Association of Insurance Commissioners (NAIC) applies a risk-based capital measurement formula to all property and casualty insurance companies. The formula calculates a minimum required statutory net worth based on the underwriting, investment, credit, loss reserve and other business risks inherent in an individual company's operations. Any insurance company that does not meet threshold risk-based capital measurement standards could be forced to reduce the scope of its operations and ultimately could become subject to statutory receivership proceedings. MNH's capital substantially exceeds the statutory minimum as determined by the risk-based capital measurement formula as of December 31, 2003.

      The NAIC has established eleven financial ratios (the Insurance Regulatory Information System, or "IRIS") to assist state insurance departments in their oversight of the financial condition of insurance companies operating in their respective states. The NAIC calculates these ratios based on statutory information submitted by insurers on an annual basis and shares the information with the applicable state insurance departments. The ratios relate to leverage, profitability, liquidity and loss reserve development. One of the Company's ratios as of December 31, 2003 relating to investment yield fell outside of the acceptable range of ratios. MNH earned an investment yield of 4.3% (4.7% on a taxable equivalent basis) compared to the minimum NAIC threshold of 4.5%. The Company's inability to operate within an acceptable range of the aforementioned IRIS ratio is not expected to have a material effect on the Company's business or its operations.

Rates

      Premium rate regulations vary greatly among states and lines of insurance, but generally require either approval of the regulatory authority or review by the authority prior to changes in rates. Rate filings are based upon an actuarial analysis of historical results and competition in the market. However, in certain states, insurers writing in designated product lines may periodically revise rates within the limits of applicable flexibility bands (flex-bands) on a file and use basis, but must obtain the state insurance department's prior approval in order to implement rate increases or decreases outside these flex-bands.

Renewal of Policies

      Many states restrict the ability of insurers to non-renew insurance policies or to exit a line of business. In particular, New York substantially limits the ability of insurers to non-renew personal automobile insurance. This restricts the Company's ability to mitigate its exposure to the NYAIP.

Insurance Holding Companies

      The Company is subject to statutes governing insurance holding company systems. Typically, these statutes require the Company to file information periodically concerning its capital structure, ownership, financial condition, general business operations and material inter-company transactions not in the ordinary course of business. Under the terms of applicable New Hampshire statutes, any person or entity desiring to purchase shares which would result in such person beneficially owning 10% or more of the Company's outstanding voting securities would be required to obtain regulatory approval prior to the purchase.

Involuntary Business

      As a condition to writing voluntary insurance in most of the states in which it operates, the Company must participate in programs that provide insurance for persons or businesses unable to obtain insurance voluntarily. Uncertainties as to the size of the involuntary market population make it difficult to predict the amount of involuntary business in a given year.

Employees

      The Company has no employees and MNH has one full time employee. At December 31, 2003, Mutual had 321 full-time equivalent employees. The Company believes that Mutual's relationship with its employees is satisfactory.

Executive Officers of the Registrant

      The names of the executive officers of the Company and their ages, titles and biographies as of the date hereof are set forth below.

NAME OF EXECUTIVE                                           PRINCIPAL OCCUPATION
OFFICER AND POSITION(S)                    AGE              DURING THE PAST FIVE YEARS
-----------------------                    ---              --------------------------
Stephen C. June                            48               President and Chief Executive Officer of
President and                                               the Company since May 7, 2003,
Chief Executive Officer                                     Executive Vice President and Chief
                                                            Operating Officer of MNH since October
                                                            2001; Consultant to MNH from May 2001
                                                            to October 2001; General Counsel and
                                                            Secretary to North Pointe Financial
                                                            Services, Inc., North Pointe Insurance Company and all
                                                            subsidiaries from 1990 to 2001; Sr. Vice President -
                                                            Legal Affairs (US) of Queensway Financial
                                                            Holdings, Limited, from 1999 to 2001.

Robert M. Zak                               46              Chief Operating Officer of the Company
Senior Vice President and                                   since July 1, 1995.
Chief Operating Officer

Edward M. Murphy                            53              Vice President and Chief Investment Officer
Vice President,                                             of the Company, Mutual and MNH since
Chief Investment Officer and                                1991; Assistant Vice President of Mutual
Assistant Secretary                                         and MNH from 1989 to 1991.

Kenneth J. Wilson                           56              Vice President, Treasurer and Chief
Vice President,                                             Financial Officer of the Company, Mutual
Treasurer, and Chief Financial                              and MNH since 1996; President and Chief
Officer and Secretary                                       Executive Officer of Carbadon Corp. and its
                                                            operating subsidiary, Empire of America Realty Credit
                                                            Corp., from December 1995 to December 1996 and
                                                            Chief Financial Officer from November 1992 to
                                                            December 1996.

Item 2. PROPERTIES.

      Although the Company has no facilities, it benefits from the facilities of Mutual pursuant to the Services Agreement, under which the Company is charged a fee for a portion of the costs of such facilities.

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

2003:                      High              Low              Dividend
-----                      ----              ---              --------
Fourth Quarter            $25.05            $21.10              $.10
Third Quarter              22.30             19.90               .10
Second Quarter             21.80             19.75               .10
First Quarter              23.90             21.80               .10

2002:                      High              Low              Dividend
-----                      ----              ---              --------
Fourth Quarter            $23.00            $21.90              $.10
Third Quarter              24.36             22.80               .10
Second Quarter             24.99             24.00               .10
First Quarter              24.30             20.01               .10

      The number of stockholders of record of the Company's Common Stock as of February 19, 2004 was 79. Securities held by nominees are counted as one stockholder of record.

      The Company has paid a quarterly cash dividend to its common stockholders since 1993. Continued payment of this dividend and its amount will depend upon the Company's operating results, financial condition, capital requirements and other relevant factors, including legal restrictions applicable to the payment of dividends by its insurance subsidiary, MNH.

      As a holding company, the Company depends on dividends from its subsidiary, MNH, to pay cash dividends to its stockholders. MNH is subject to New Hampshire state insurance laws which restrict its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's policyholders' surplus as of the preceding December 31. The maximum amount of dividends that MNH could pay during any twelve-month period ending in 2004 without prior approval of the New Hampshire Insurance Commissioner is $5,767,000.

      During the fourth quarter of its fiscal year, neither the Company nor any "affiliated purchaser" (as defined in SEC Rule 10b-18(a)(3)) made any purchases of any of its equity securities on its behalf.

Equity Compensation Plan Information

                                                                                                        Number of Securities
                                                                                                      Remaining Available for
                                         Number of Securities to            Weighted-Average            Future Issuance Under
                                         be Issued Upon Exercise           Exercise Price of          Equity Compensation Plans
                                         Of Outstanding Options,          Outstanding Options,         (Excluding Securities)
      Plan Category                         Warrants and Rights           Warrants and Rights         Reflected in Column (a))
      -------------                         -------------------           -------------------         ------------------------
                                                   (a)                            (b)                           (c)
      Equity Compensation Plans
      Approved by Security
      Holders                                      0                                N/A                          0

      Equity Compensation Plans
      Not Approved by
      Security Holders                             0(1)                          $24.77                          0

      Total                                        0                                 --                          0

(1) Through an employment agreement with MNH, MNH's Chief Operating Officer participates in a non-cumulative bonus equal to the product of 80,000 and the difference between the averages of the last reported sales prices of the Company's common stock for (i) the 20 business days immediately following the release of the Company's year-end results and (ii) for the 20 business days immediately following the release of the Company's year-end results for the prior year.

Item 6. SELECTED FINANCIAL DATA.

      The selected financial data set forth in the following table for each of the five years in the period ended December 31, 2003 have been derived from the audited consolidated financial statements of the Company.

                                                                               As of December 31,
                                                         --------------------------------------------------------------
                                                         1999           2000         2001            2002          2003
                                                         ----           ----         ----            ----          ----
                                                                   (in thousands, except per share amounts)
Net premiums written                                   $ 94,470      $ 94,342      $  93,973       $ 70,528      $ 64,179
                                                       ========      ========      =========       ========      ========

Net premiums earned                                    $ 94,775      $ 94,259      $  93,885       $ 83,120      $ 65,097
Net investment income                                    13,147        13,903         13,295         10,403         8,815
Net realized investment gains (losses)                       60           109           (580)           953         2,500
Other revenues                                              434           355            696            635           560
                                                       --------      --------      ---------       --------      --------
     Total revenues                                     108,416       108,626        107,296         95,111        76,972
                                                       --------      --------      ---------       --------      --------


Net losses and loss adjustment expenses                  66,086        71,374         75,144         62,873        49,612
Amortization of deferred policy acquisition costs        25,115        24,979         24,880         22,227        16,925
Other underwriting expenses                               6,801         5,266          6,017          5,744         5,031
                                                       --------      --------      ---------       --------      --------
Total expenses                                           98,002       101,619        106,041         90,844        71,568
                                                       --------      --------      ---------       --------      --------
Income before income taxes                               10,414         7,007          1,255          4,267         5,404
Provision for income taxes                                3,621         2,668            434          1,729         1,039
                                                       --------      --------      ---------       --------      --------
Net income                                             $  6,793      $  4,339      $     821       $  2,538      $  4,365
                                                       ========      ========      =========       ========      ========
Earnings per share:
Basic                                                  $   2.48      $   1.75      $     .35       $   1.19      $   2.07
                                                       ========      ========      =========       ========      ========
Diluted                                                $   2.48      $   1.74      $     .35       $   1.19      $   2.07
                                                       ========      ========      =========       ========      ========
Weighted average number of shares
outstanding:
Basic                                                     2,738         2,485          2,343          2,125         2,110
Diluted                                                   2,743         2,487          2,343          2,129         2,111

Balance Sheet Data: (at year end)
Total investments                                      $212,911      $215,654      $ 213,132       $209,397      $202,887
Total assets                                            269,523       281,621        286,563        268,716      $272,226
Reserve for losses and loss
     adjustment expenses                                133,526       145,075        151,355        147,136       146,474
Unearned premiums                                        49,616        50,857         50,179         35,119        36,176
Stockholders' equity                                     69,387        70,122         68,551         67,924        70,259

Dividend Data:
Cash dividend per common share                         $    .35      $    .40      $     .40       $    .40      $    .40

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2003 Compared to 2002

      The following discussion should be considered in light of the statements under the heading "Safe Harbor Statement under the Securities Litigation Reform Act of 1995," at the end of this Item. All capitalized terms used in this Item that are not defined in this Item have the meanings given to them in the Notes to Consolidated Statements contained in Item 15 (a) (1) of this Form 10-K.

      Total revenues for 2003 were $76,972,000, a decrease of $18,139,000 or 19% from $95,111,000 in 2002.

      Results of operations for 2003 reflect the effects of the Services Agreement and the Reinsurance Pooling Agreement among the Company, its wholly-owned insurance subsidiary, MNH, and Mutual, effective January 1, 2003. The Services Agreement calls for Mutual to provide underwriting, administrative, claims and investment services to the Company and MNH. The Reinsurance Pooling Agreement provides for the pooling, or sharing, of insurance business traditionally written by Mutual and MNH on or after the effective date. MNH's share of pooled (combined Mutual and MNH) premiums earned and losses and loss adjustment expenses (LAE) for 2003 in accordance with the Reinsurance Pooling Agreement was 40%. Direct premiums written by MNH or Mutual are not pooled. MNH's pooling percentage will be 35% in 2004 though not to exceed $59,500,000 in assumed net premiums, and 30% in 2005, though not to exceed $50,000,000 in assumed net written premiums. MNH's share of pooled premiums will be reduced to 25% in 2006 and 2007, though not to exceed $42,5000,000 and $37,500,000 in net written premiums, respectively. MNH did not participate in a pooling agreement in 2002 and therefore the results of operations for 2002 reflect business written independently by MNH. This analysis provides a comparison of the Company's share of pooled premiums for 2003 to unpooled premiums for the same period in 2002, as well as a comparison of the pooled, or combined Mutual and MNH, premiums written for 2003 to the combined business of Mutual and MNH for the same period in 2002, even though the companies were not party to a reinsurance pooling agreement in 2002.

      Total combined Mutual and MNH or "group-wide" direct premiums (DWP) written for the year ended December 31, 2003 were $175,143,000, an increase of $2,403,000 or 1% from $172,740,000 in 2002. The Company's pro-forma share of combined direct premiums written in 2003, in accordance with the Reinsurance Pooling Agreement, was $70,057,000. The Company recorded $72,803,000 of direct premiums written in 2002. The table below shows a comparison of direct premiums written by major category in 2003 and 2002:

                                                                               MNH
                                                                              Pooled         MNH
                                           Group-wide DWP                      Share         DWP
                                           --------------                      -----         ---
                                             Year ended                           Year ended
                                             December 31,                         December 31,
                                             ------------                         ------------
                                          2003         2002       Variance      2003         2002     Variance
                                          ----         ----       --------      ----         ----     --------
                                            (000's omitted)                     (000's omitted)
Voluntary Personal Lines               $ 63,548      $ 68,649       (7%)      $25,419      $39,981      (36%)
Voluntary Commercial Lines              106,398        97,032       10%        42,559       26,825       59%
Involuntary                               5,197         7,059      (26%)        2,079        5,997      (65%)
                                       --------      --------                 -------      -------
Total Direct Written Premiums          $175,143      $172,740        1%       $70,057      $72,803       (4%)
                                       ========      ========                 =======      =======

      The 7% decrease in group-wide voluntary personal lines direct premiums written resulted from a 10% decrease in private passenger automobile (PPA) direct premiums written, somewhat offset by a 1% increase in homeowners direct premiums written. The decrease in PPA direct premiums written is the result of the group's policy, implemented in 2002, not to write new policies in certain jurisdictions and from the approval of the group's plan to withdraw from the New Jersey PPA market by the New Jersey Department of Banking and Insurance which was effective in June 2003. As a result, voluntary PPA policies in force at December 31, 2003 were 28,423, a decrease of 5,996 or 17% from 34,419 at December 31, 2002.

      The 10% increase in group-wide voluntary commercial lines direct premiums written, resulted from a 16% increase in average premium per commercial lines policy, somewhat offset by a 5% decrease in commercial lines policies in force. A 6% average increase in commercial lines premium rates contributed to the increase in average premium per commercial lines policy.

      The 26% decrease in group-wide involuntary written premiums, which consist primarily of involuntary PPA insurance, resulted primarily from a decrease in group-wide assignments from the New York Automobile Insurance Plan (NYAIP) which amounted to $3,909,000 in 2003 as compared to $6,201,000 in 2002. The NYAIP provides coverage for individuals who are unable to obtain auto insurance in the voluntary market. Assignments from the NYAIP vary depending upon a company's PPA market share and the size of the NYAIP. The company is unable to predict the volume of future assignments from the NYAIP.

      In order to minimize the adverse impact of assignments from the NYAIP, the Company purchased territorial credits from an unaffiliated insurance company pursuant to Section 6.A.7. of the NYAIP Manual. The credits against NYAIP assignments were generated by the other insurance company for writing PPA business in certain localities in New York with PPA market availability problems. The other insurance company, by nature of its concentration in PPA business in "credit" territories, generated more credits than it required to offset its NYAIP assignments. The credits purchased reduced the Company's share of the NYAIP. The company believes that the costs of the credits purchased, which are pooled in accordance with the Reinsurance Pooling Agreement, were substantially less than the amount the Company would have lost had it written the additional NYAIP business.

      Group-wide pooled net premiums written for 2003 were $161,689,000, a decrease of $2,407,000, or 1% from $164,096,000 for 2002. This decrease resulted from the 1% increase in group-wide direct premiums written, offset by an increase in 2003 as compared to 2002, of reinsurance premiums ceded to third parties. The Company's share of pooled net premiums written in 2003 in accordance with the Reinsurance Pooling Agreement was $64,179,000, a decrease of $6,349,000 or 9% from its unpooled net premiums written of $70,528,000 in 2002.

      The Company's share of pooled net premiums earned in accordance with the Reinsurance Pooling Agreement for 2003 was $65,097,000. Net premiums earned in 2002 were $83,120,000. The decrease in net premiums earned primarily resulted from the decreases in net premiums written in 2002 and 2003. Had MNH's share of pooled premiums earned in 2003 been 35% (MNH's share for 2004), earned premiums for 2003 would have been $59,960,000.

      Net investment income was $8,815,000 in 2003, a decrease of $1,588,000 or 15% from $10,403,000 in 2002. The average pre-tax yield associated with the investment portfolio decreased 98 basis points to 4.4% in 2003 compared to 2002. Average invested assets for 2003 decreased 3% from the year earlier period.

      Net realized investment gains were $2,500,000 ($.78 per fully diluted share after taxes) in 2003 compared to $953,000 ($.30 per fully diluted share after taxes) in 2002. A majority of the 2003 amount ($2,050,000) resulted from the Company taking advantage of a share repurchase program related to an otherwise illiquid security.

      Other revenues were $560,000 in 2003, a decrease of $75,000 or 12% from $635,000 in 2002, primarily due to a $93,000 or 10% decrease in service fee income.

      Net losses and LAE were $49,612,000 for 2003, a decrease of $13,261,000 or 21% from $62,873,000 for 2002. This decrease resulted primarily from a 22% decrease in net premiums earned. The loss and LAE ratio was 76.2% for 2003 compared to 75.6% for 2002.

      The Company recorded decreases to its estimate of losses and LAE related to prior accident years of $90,000 and $3,785,000 in 2003 and 2002, respectively. These decreases in losses and LAE relating to prior accident years reduced the loss and LAE ratio in 2003 and 2002 by .1 and 4.6 percentage points, respectively. The decrease recorded in 2002 was primarily the result of favorable loss development related to known claims on workers' compensation policies. The following table documents the changes in the estimate of losses and LAE related to prior accident years recorded in 2003 for the Company's major lines of business:

                                           Commercial     Workers'
Accident          Home-        PPA            Auto        Compen-      Commercial     General         All
Year             owners      Liability     Liability      sation        Package      Liability       Other         Total
----             ------      ---------     ---------      ------        -------      ---------       -----         -----
Prior to                                   Increases (decreases) (in thousands)
2000            $   (40)      $    78       $  (460)      $ 4,496       $(2,533)      $ 1,612       $    21       $ 3,174
2000               (148)          307          (993)          924            63           809             9           971
2001                (85)         (715)         (563)         (161)        1,757            70          (101)          202
2002               (277)       (3,717)         (938)         (205)          746           (47)            1        (4,437)
                -------       -------       -------       -------       -------       -------       -------       -------
Total           $  (550)      $(4,047)      $(2,954)      $ 5,054       $    33       $ 2,444       $   (70)      $   (90)
                =======       =======       =======       =======       =======       =======       =======       =======

      The Company's reduction in its estimate of losses and LAE related to prior accident years represented less than 1% of the recorded reserve for losses and LAE at December 31, 2003, calculated on a Statutory Accounting Practices basis. During 2003, both paid and incurred losses and LAE emerged at amounts that were greater than anticipated when reserves for loss and LAE were estimated and recorded at December 31, 2002 for the workers' compensation and general liability lines of business. This unfavorable emergence was offset by lower than anticipated loss and LAE emergence in the Company's PPA liability (particularly for accidents occurring in 2002) and commercial auto liability line of business.

      The Company made no changes to the key assumptions used in evaluating the adequacy of its reserves for losses and LAE during 2003. A reasonable possibility exists in any year that relatively minor fluctuations in the estimate of reserves for losses and LAE may have a significant impact on the Company's net income. This is due primarily to the size of the Company's reserves for losses and LAE ($146,474,000 at December 31, 2003) relative to its net income.

      Involuntary automobile insurance business increased the Company's calendar year loss and LAE ratio by approximately 1.8 and 9.0 percentage points for the years ended December 31, 2003 and 2002, respectively. The combined ratio on involuntary automobile business was greater than the combined ratio on voluntary automobile business.

      The ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned was 33.7% in both 2003 and 2002. An increase in the premium tax rate in New York State, which is discussed in the following paragraph, added .5 percentage points to the Company's ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned in the 2003 period. Other underwriting expenses for 2003 included $305,000 of retrospective commission income to be received from Mutual in accordance with the Reinsurance Pooling Agreement. This retrospective commission income reduced the ratio of deferred policy acquisition costs and other underwriting expenses to net premiums earned by .5 percentage points. Other underwriting expenses also included $228,000 related to the purchase of territorial credits against NYAIP assignments discussed earlier in this Item, which added .4 percentage points to the ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned. There were no such credits purchased in 2002. Commissions, premium taxes and other state assessments that vary directly with the Company's premium volume represented 19.7% of net premiums earned in 2003 and in 2002.

      The provision for income taxes for 2003 includes the effect of a May 2003 change in New York State law with respect to the taxation of non-life insurance companies. This change eliminated state income taxes for all non-life insurance companies and increased the premium tax rate from 1.3% to 2.0%. This change in New York State law lowered the Company's effective income tax rate by approximately 4 percentage points in 2003. Further, as a result of this change, the Company reduced its deferred tax liability with respect to New York State income taxes to $0 during 2003. This one time benefit reduced the Company's effective income tax rate for 2003 by 9 percentage points. In addition, tax exempt income reduced the Company's effective income tax rate by 4 and 2 percentage points, respectively, for the years ended December 31, 2003 and 2002.

2002 Compared to 2001.

      Total revenues for 2002 were $95,111,000, a decrease of $12,185,000, or 11% from $107,296,000 in 2001.

      Direct premiums written for 2002 were $72,803,000, a decrease of $28,150,000 or 28%, from $100,953,000 for 2001. Voluntary direct premiums written for 2002 were $66,806,000, a decrease of $29,709,000 or 31% from $96,515,000 for 2001.

      Voluntary personal lines direct premiums written for 2002 were $39,981,000, a decrease of $211,000 or 1% from $40,192,000 in 2001. Private passenger automobile direct premiums written, which comprised 73% and 74% of total voluntary personal lines direct premiums written in 2002 and 2001, respectively, decreased 1% in 2002 compared to 2001. This slight decrease in voluntary personal lines direct premiums written is due to rate increases implemented in some territories being more than offset by the effect of the Company's decision not to accept new PPA applications effective April 1, 2002 in certain states where the Company intends to reduce its PPA exposures due to unfavorable market conditions. PPA new business units (PPA policies written by the Company for the first time) decreased 56% to 2,429 in 2002 from 5,565 in 2001. As a result, total voluntary PPA policies in force at December 31, 2002 decreased 10% to 21,407 from 23,890 at December 31, 2001. Homeowners direct premiums written, which comprised 26% and 25% of total voluntary personal lines direct premiums written in 2002 and 2001, respectively, increased 1% to $10,349,000 in 2002 from $10,209,000 in 2001.

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

      Involuntary direct premiums written, primarily involuntary PPA insurance, which comprised 8% and 4% of total direct premiums written in 2002 and 2001, respectively, were $5,998,000 for 2002 compared to $4,438,000 in 2001, an increase of $1,560,000 or 35%. This increase resulted primarily from increased assignments from the NYAIP.

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

      Net realized investment gains were $953,000 for 2002 compared to net realized investment losses of $580,000 for 2001. During the fourth quarter of 2002, the Company sold its entire investment in a real estate investment trust and recorded a realized loss on the transaction of $430,000. The market value of this security was equal to the proceeds from the sale of $586,000. This security was purchased in 1999 and had performed to expectations from the time of purchase until the fourth quarter of 2002. The Company believed that a proposed change in ownership of the trust was not in the best interest of the Company or of other preferred owner interests and as a result concluded that the risks inherent in holding the investment were greater than the loss recorded from its sale. No other unrealized losses were recorded through income.

      Other revenues, which are comprised primarily of service fee income reduced by premium receivable charge-offs, were $635,000 for 2002, a decrease of $61,000 or 9%, from $696,000 for 2001.

      Net losses and LAE were $62,873,000 for 2002, a decrease of $12,271,000 or 16% from $75,144,000 for 2001. The loss and LAE ratio decreased to 75.6% for 2002 from 80.0% for 2001. Incurred losses for 2001 included $1,305,000 of losses and LAE related to the September 11, 2001 terrorist attack on the World Trade Center (WTC event) in New York City, which added 1.4 percentage points to that year's loss and LAE ratio. Without the effect of the WTC event, the Company's loss and LAE ratio for 2001 would have been 78.6%.

      The Company recorded decreases to its estimate of losses and LAE related to prior accident years of $3,785,000 and $1,474,000 in 2002 and 2001, respectively. These decreases in losses and LAE relating to prior accident years reduced the loss and LAE ratio in 2002 and 2001 by 4.6 and 1.6 percentage points, respectively. The decrease recorded in 2001 was primarily the result of favorable loss development related to known claims on workers' compensation policies. The following table documents the changes in the estimate of losses and LAE related to prior accident years recorded in 2002 for the Company's major lines of business:

                                           Commercial    Workers'
Accident        Home-           PPA           Auto        Compen-     Commercial        All
Year            owners       Liability     Liability      sation        Package        Other          Total
----            ------       ---------     ---------      ------        -------        -----          -----
Prior to                                   Increases (decreases) (in thousands)
 1999           $  (160)      $   303       $  (215)      $  (461)      $ 1,844       $  (905)      $   406
 1999                14            67           561          (292)          750           139         1,239
 2000                 9          (678)       (1,333)          (38)          607          (296)       (1,729)
 2001              (238)        3,413        (1,197)       (3,021)       (2,383)         (275)       (3,701)
                -------       -------       -------       -------       -------       -------       -------
Total           $  (375)      $ 3,105       $(2,184)      $(3,812)      $   818       $(1,337)      $(3,785)
                =======       =======       =======       =======       =======       =======       =======

      The Company's reduction in its estimate of losses and LAE related to prior accident years represented 2.9% of the recorded reserve for losses and LAE at December 31, 2001 calculated on a SAP basis. During 2002, both paid and incurred losses and LAE emerged at amounts that were less than anticipated when reserves for loss and LAE were estimated and recorded at December 31, 2001, particularly for the commercial auto liability and the workers' compensation lines of business. Greater than anticipated loss and LAE emergence in the Company's PPA liability line of business, particularly for accidents occurring in 2001, somewhat offset the favorable emergence noted on other lines of business.

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

      The ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned increased to 33.7% in 2002 from 32.9% due to the percentage decrease in net premiums earned being greater than the percentage decrease in other underwriting expenses. Expenses that vary directly with the Company's premium volume, primarily commissions, premium taxes and state assessments, represented 19.7% and 19.8% of net premiums earned in 2002 and 2001, respectively. Other underwriting expenses, such as salaries, employee benefits and other operating expenses vary indirectly with premium volume and comprise the remainder of the Company's expenses.

      The Company's effective income tax rate increased to 40.5% in 2002 from 34.6% in 2001 primarily due to a reduction in the tax benefits associated with tax-exempt investment income and the dividends received deduction.

Critical Accounting Policies

Reserve for Losses and LAE

      Loss and LAE reserves are established for known claims based on the type and circumstance of the loss and the results of similar losses. For claims not yet reported to the Company, loss reserves are based on statistical information from previous experience periods adjusted for inflation, trends in court decisions and economic conditions. LAE reserves are intended to cover the ultimate cost of investigating all losses that have occurred and defending lawsuits, if any, arising from these losses. LAE reserves are evaluated periodically using statistical techniques which compare current costs with historical data. Inflation is implicitly reflected in the reserving process through analysis of cost trends and review of historical reserve results.

      The Company's reserving process is based on the assumption that past experiences, adjusted for the effect of current developments and trends, are relevant in predicting future events. In the absence of specific developments, the process also assumes that the legal climate regarding the claims process and underlying liabilities remains constant. Other assumptions employed by the Company or its actuarial firm change from time to time as circumstances change. In estimating loss and LAE reserves the Company employs a number of actuarial methods, depending on their applicability to each line of business, in order to balance the advantages and disadvantages of each method. Therefore, a range of estimates is developed for each line of business. However, the Company does not believe it is appropriate to sum the high and low values developed using different actuarial methods for each line of business to determine a range for the Company's total loss and LAE reserves. Therefore the Company's actuary and its consulting actuary only provide the Company with their respective "best estimates" of total loss and LAE reserves by summing their "best estimate" for each line of business. Due to the Company's small size, the presence or absence of a limited number of moderate losses, as well as the timing of the reporting of such losses to the Company by claimants could result in changes in actuarial estimates that are significant to the Company's net income for a quarter or a year. As such, management recognizes that the "best estimate" may not be more accurate than other amounts within a few percentage points of total loss and LAE reserves.

      The Company has recorded changes in reserves for prior accident year losses in most years. In 2002 and 2003, the Company decreased its reserves for prior years by $3,785,000 and $90,000, respectively. The total reserves for losses and LAE were $147,136,000 and $146,474,000 at December 31, 2002 and 2003,
respectively.

Deferred Acquisition Costs

      Acquisition costs, consisting of commissions, premiums taxes and certain underwriting expenses relating to issuance of customer policies are deferred and amortized ratably over the related contract period. Such deferred acquisition costs are limited to their estimated realizable value. When estimating realizable value, the Company considers the premiums to be earned and estimates the loss and LAE to be incurred. Actual amounts realized may vary from the Company's estimates.

Investments

      Fixed maturity investments are classified as available for sale and are carried at fair value. Net realized holding gains or losses, net of taxes, are shown as "accumulated other comprehensive income." Investment income is recognized when earned, and capital gains and losses are recognized when investments are sold.

      The Company's investment committee, comprised of the Chief Operating Officer, the Chief Investment Officer and the Chief Financial Officer, meets monthly and monitors the Company's investment portfolio for declines in value that are other than temporary. This assessment requires significant judgment. The investment committee considers the nature of the investment, the severity and length of the decline in fair value, events specific to the issuer including valuation modeling and overall market conditions. When a security has been determined to have a decline in fair value that is other than temporary, the Company adjusts the cost basis of that security to fair value. A charge to earnings is recorded as a realized loss. Future increases or decreases in fair value, if not other than temporary, are included in other comprehensive income.

Liquidity and Capital Resources

      In developing its investment strategy the Company determines a level of cash and short-term investments which, when combined with expected cash flow, is estimated to be adequate to meet expected cash obligations. Historically, the excess of premiums collected over payments on claims, combined with cash income from investments, has provided the Company with short-term funds in excess of normal operating demands for cash. Due to declining written (and collected) premiums however, the Company's operating activities have resulted in a use of cash each year since 2001. The Company's decreasing participation percentage with respect to the pooled business over the remaining years of the Reinsurance Pooling Agreement will likely result in future negative cash flows from operations. Net cash used in operations was $3,559,000 in 2003. Had MNH's share of pooled earned premiums and losses and LAE been 35% (MNH's share for 2004), net cash used in operations would have been approximately $5,700,000. The Company believes that careful management of the relationship between assets and liabilities will minimize the likelihood that investment portfolio sales will be necessary to fund insurance operations, and that the effect of any such sale on the Company's stockholders' equity will not be material.

      The Company's objectives with respect to its investment portfolio include maximizing total return within investment guidelines while protecting policyholders' surplus and maintaining flexibility. Like other property and casualty insurers, the Company relies on premiums as a major source of cash, and therefore liquidity. Cash flows from the Company's investment portfolio, either in the form of interest or principal payments, are an additional source of liquidity. Because the duration of the Company's investment portfolio is shorter than the duration of its liabilities, increases or decreases in market interest rates are not expected to have a material effect on the Company's liquidity, or its results of operations.

      At December 31, 2003, the Company owned 115 investment securities of which 35 had unrealized losses. As of December 31, 2003 all of the Company's fixed maturity investments were exchange traded or are readily marketable and are supported by the broker/dealer community. The Company did not record any other than temporary investment impairments during 2003. The total potential impact on the Company's future earnings and on its financial position if the unrealized losses associated with its investment portfolio at December 31, 2003 were to become other than temporary would be $1,395,000, or $921,000 after taxes.

      At December 31, 2003, $2,496,000 or 1% of the Company's investment portfolio was invested in non-investment grade securities. At December 31, 2002, $4,965,000 or 2% of the Company's investment portfolio was invested in non-investment grade securities.

      The Company designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as accumulated other comprehensive income within stockholders' equity. At December 31, 2003, the Company recorded as accumulated other comprehensive income in its Consolidated Balance Sheet $750,000 of net unrealized gains, net of taxes, associated with its investments classified as available for sale.

      At December 31, 2003 the Company's portfolio of fixed maturity investments represented 95.5% of invested assets. Management believes that this level of bond holdings is consistent with the Company's liquidity needs because it anticipates that cash receipts from net premiums written, investment income and maturing securities will enable the Company to satisfy its cash obligations. Furthermore, a portion of the Company's bond portfolio is invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide paydowns of bond principal.

      At December 31, 2003, $113,313,000, or 58.5%, of the Company's fixed maturity portfolio was invested in mortgage-backed and other asset-backed securities. The Company invests in a variety of collateralized mortgage obligation ("CMO") products but has not invested in the derivative type of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company's CMO investments have a secondary market and their effect on the Company's liquidity does not significantly differ from that of other fixed maturity investments.

      The Company did not repurchase any shares of its common stock during 2003. At December 31, 2003 the Company was holding 1,139,700 shares in treasury.

      The Company maintains a $2,000,000 unsecured credit facility from a bank. Any borrowings under this facility are payable on demand and carry an interest rate which can be fixed or variable and is negotiated at the time of each advance. This facility is available for general working capital purposes and for repurchases of the Company's common stock. No amounts were outstanding related to this facility at December 31, 2003.

      As a holding company, the Company is dependent upon cash dividends from MNH to meet its obligations and to pay any cash dividends. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's policyholders' surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve month period ending in 2004 without the prior approval of the New Hampshire Insurance Commissioner is $5,767,000. MNH paid $1,200,000 of dividends to the Company in 2003. Dividend payments of $600,000 were made in April 2003 and November 2003. The Company paid a quarterly cash dividend to its common stockholders of $.10 per share in 2003, which amounted to $843,000.

      Regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. The Company has consistently followed a business strategy that would allow MNH to meet this 3 to 1 regulatory guideline. MNH's ratio of net premiums written to statutory surplus for 2003 was 1.1 to 1.

Contractual Obligations

      At December 31, 2003, the Company had no contractual obligations related to long-term debt, capital leases, operating leases, purchase obligations or other long-term liabilities reflected on its balance sheet.

Recently Issued Accounting Standards

      The following accounting pronouncements issued by the Financial Accounting Standards Board (FASB) were effective during 2003:

      - FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

      - Statement of Financial Accounting Standards (SFAS) No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure
              - An Amendment of FASB Statement No. 123."

      -     FASB Interpretation No. 46 "Consolidation of Variable Interest
              Entities."

      -     FASB Interpretation No. 46 Revised.

      - SFAS No. 149 "Amendment of Statement on Derivative Instruments and Hedging Activities."

      - SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.

      - SFAS No. 132 (revised 2003) "Employers Disclosures About Pensions and Other Postretirement Benefits."

      None of these pronouncements had any impact on the Company's financial statements.

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

Relationship with Mutual

      The Company's and MNH's business and day-to-day operations are closely aligned with those of Mutual. This is the result of a combination of factors. Mutual has had a historical ownership interest in the Company and MNH. Prior to November 1986 MNH was a wholly-owned subsidiary of Mutual. Following the Company's initial public offering in November 1986 and until a secondary stock offering in July 1993 the Company was a majority-owned subsidiary of Mutual. At December 31, 2003 Mutual owned 12.1% of the Company's common stock. Under the Services Agreement, Mutual provides the Company and MNH with all facilities and with personnel to operate their business. With the exception of the individual who serves as President of the Company and the Chief Operating Officer of MNH, the only other officers of the Company or MNH are employees of Mutual whose services are provided to, and paid for by, the Company and MNH through the Services Agreement. Also, the operation of MNH's insurance business, which offers substantially the same lines of insurance as Mutual through the same independent insurance agents, creates a very close relationship among the companies.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

      With the exception of historical information, the matters and statements discussed, made or incorporated by reference in this Annual Report on Form 10-K constitute forward-looking statements and are discussed, made or incorporated by reference, as the case may be, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations and intentions. Words such as "believes," "forecasts," "intends," "possible," "expects," "anticipates," "estimates," or "plans," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve certain assumptions, risks and uncertainties that include, but are not limited to, those associated with factors affecting the property-casualty insurance industry generally, including price competition, the Company's dependence on state insurance departments for approval of rate increases, size and frequency of claims, escalating damage awards, natural disasters, fluctuations in interest rates and general business conditions; the Company's dependence on investment income; the geographic concentration of the Company's business in the northeastern United States and in particular in New York, New Hampshire, New Jersey, Rhode Island, Pennsylvania and Massachusetts; the adequacy of the Company's loss reserves; the Company's dependence on the general reinsurance market; government regulation of the insurance industry; exposure to environmental claims; dependence of the Company on its relationship with Merchants Mutual Insurance Company; the Company's intention to reduce written premium on business segments that it believes no longer provide a satisfactory return; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Securities and Exchange Commission. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the filing of this report.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

      Market risk represents the potential for loss due to changes in the fair value of financial instruments. The market risk related to the Company's financial instruments primarily relates to its investment portfolio. The value of the Company's investment portfolio of $202,887,000 at December 31, 2003 is subject to changes in interest rates and to a lesser extent on credit quality. Further, certain mortgage-backed and asset-backed securities are exposed to accelerated prepayment risk generally caused by interest rate movements. As interest rates decline, mortgage holders are more likely to refinance existing mortgages at lower rates. Acceleration of future repayments could adversely affect future investment income, if reinvestment of the accelerated receipts was made in lower yielding securities.

      The table below provides information related to the Company's fixed maturity investments at December 31, 2003. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based upon the maturity date or, in the case of mortgage-backed and asset-backed securities, expected payment patterns. Actual cash flows could differ from those shown in the table.

Expected Cash Flows of Principal Amounts ($ in 000's):

                                                                                                                      TOTAL
                                                                                                                      -----
                                                                                                                             Esti-
                                                                                                                 Amor-       mated
                                                                                                    There-       tized       Market
                                    2004         2005         2006         2007         2008         after        Cost       Value
                                    ----         ----         ----         ----         ----         -----        ----       -----
Available for Sale

U.S. Treasury securities and
       obligations of U.S.
       Government corporations
       and agencies               $      0     $  5,163     $      0     $      0     $  3,008     $      0     $  8,171    $  8,377
    Average interest rate              0.0%         3.9%         0.0%         0.0%         3.2%         0.0%          --          --

Obligations of states and
       political subdivisions        1,393        8,526        9,665        3,894       15,089        4,622       43,189      43,401
    Average interest rate              4.1%         3.2%         3.4%         4.3%         3.9%         4.2%          --          --

Corporate securities                 5,277       17,703            0            0        3,236        1,551       27,767      28,714
    Average interest rate              4.7%         4.0%         0.0%         0.0%         3.7%        13.6%          --          --

Mortgage & asset
       backed securities            26,486       24,891       21,850       15,153        7,994       16,814      113,188     113,313
    Average interest rate              5.3%         5.2%         5.2%         5.2%         5.3%         5.4%          --          --
                                  --------     --------     --------     --------     --------     --------     --------    --------

Total                             $ 33,156     $ 56,283     $ 31,515     $ 19,047     $ 29,327     $ 22,987     $192,315    $193,805
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

      Quarterly data for the two most recent fiscal years is set forth below:

                                                                       Three months ended
                                                  --------------------------------------------------------------
                                                    3/31             6/30              9/30              12/31
                                                    ----             ----              ----              -----
                                                            (in thousands, except per share amounts)
2003
    Net premiums earned                           $ 16,141          $ 16,215          $ 16,341          $ 16,400
    Net investment income                            2,331             2,183             2,201             2,100
    Net realized investment gains                      116             2,050                44               290
    Other revenues                                      33               124               127               276
                                                  --------          --------          --------          --------
    Total revenues                                $ 18,621          $ 20,572          $ 18,713          $ 19,066
                                                  ========          ========          ========          ========
    Income before income taxes                    $    321          $  2,809          $  1,101          $  1,173
    Net income                                    $    216          $  2,523          $    828          $    798
    Net income per diluted share                  $    .10          $   1.20          $    .39          $    .38

2002
    Net premiums earned                           $ 23,130          $ 21,569          $ 20,198          $ 18,223
    Net investment income                            2,570             2,727             2,593             2,513
    Net realized investment gains (losses)              73             1,310                --              (430)
    Other revenues                                     227               210               128                70
                                                  --------          --------          --------          --------
    Total revenues                                $ 26,000          $ 25,816          $ 22,919          $ 20,376
                                                  ========          ========          ========          ========
    Income before income taxes                    $    240          $  2,840          $  1,092          $     95
    Net income                                    $    142          $  1,704          $    650          $     42
    Net income per diluted share                  $    .07          $    .81          $    .31          $    .02

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES

      The Company's President and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered, concluded that the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company was being made known to them by others within the Company in a timely manner, including the period when this annual report was being prepared. There have been no significant changes in the Company's internal controls nor in other factors that could significantly affect those controls subsequent to the evaluation, including any corrective actions with regard to significant deficiencies and internal weaknesses.

      There were no significant changes in the Company's internal controls or, to the knowledge of the Company's president and chief financial officer, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information in response to this item regarding Directors of the Company who are standing for reelection is incorporated by reference herein to the information under the caption "Election of Directors" presented in the Company's definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company's 2004 Annual Meeting of Shareholders to be held on or about May 5, 2004, provided, however, that information appearing under the heading "Report of the Audit Committee" is not incorporated herein and should not be deemed included in this document for any purpose.

      The Board of Directors of the Company has determined that Thomas E. Kahn is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the Exchange Act) and is independent within the meaning of Item 7(d) (3) (iv) of Schedule 14A of the Exchange Act.

      The Company has a separately designated Audit Committee established in accordance with Section 3(a) (58) (A) of the Exchange Act. The members of the Audit Committee are: Frank J. Colantuono, Richard E. Garman, Thomas E. Kahn and Henry P. Semmelhack (Chair).

     The Company's Board of Directors has adopted a Code of Conduct and Ethics and Code of Business Conduct, which governs business decisions made and actions taken by the Company's directors, officers and employees. A copy of this code is filed as Exhibit 14.1 to this Form 10-K and is available in print to any shareholder upon written request to:

                               Investor Relations
                              Merchants Group, Inc.
                                 250 Main Street
                                Buffalo, NY 14202

Item 11. EXECUTIVE COMPENSATION.

      The information in response to this item is incorporated by reference herein to the information under the captions "Executive Compensation" and "Compensation of Directors" presented in the Company's definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company's 2004 Annual Meeting of Shareholders to be held on or about May 5, 2004, provided, however that information appearing under the captions "Compensation Committee Report on Executive Compensation" and "Performance Comparison" is not incorporated herein and should not be deemed to be included in this document for any purpose.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information in response to this item is incorporated by reference herein to the information under the caption "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" presented in the Company's definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company's 2004 Annual Meeting of Stockholders to be held on or about May 5, 2004.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information in response to this item is incorporated herein by reference to the information under the caption "Management Agreement" and "Certain Transactions" presented in the Company's definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company's 2004 Annual Meeting of Shareholders to be held on or about May 5, 2004.

Item 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

      The information in response to this item is incorporated by reference to the information under the caption "Audit Fees" presented in the Registrant's definitive Proxy Statement for 2004 for its Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about April 5, 2004.

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)(1) The following financial statements of Merchants Group, Inc. are included on pages F-1 to F-23:

            Report of Independent Auditors

            Consolidated Balance Sheet - December 31, 2002 and 2003.

            Consolidated Statement of Operations - Years ended December 31, 2001, 2002 and 2003.

            Consolidated Statement of Changes in Stockholders' Equity - Years ended December 31, 2001, 2002 and 2003.

            Consolidated Statement of Cash Flows - Years ended December 31, 2001, 2002 and 2003.

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

                  Supplemental Insurance Information (see Schedule X).

            Schedule VI - Reinsurance

            Schedule X -

                  Supplemental Insurance Information Concerning Property - Casualty Subsidiaries

(b)   Reports on Form 8-K.

      On February 17, 2004, the Company filed a Form 8-K reporting the issuance of a press release announcing results for the quarter and year ended December 31, 2003.

      On January 29, 2004, the Company filed a Form 8-K reporting the issuance of a press release announcing the declaration of the Company's quarterly shareholder dividend.

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

      (e) Property Per Risk Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire and American Re-Insurance Company (incorporated by reference to Exhibit 10(g) to the Company's 2002 Annual Report on Form 10-K filed on March 31, 2002).

      (f) Endorsement of the Casualty Excess of Loss Reinsurance agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and American Reinsurance Company dated September 29, 2003 (incorporated by reference to Exhibit 10(e) to the Company's 2003 Quarterly Report on Form 10-Q filed on November 13, 2003).

      (g) Property Catastrophe Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and the various reinsurers as identified by the Interest and Liabilities Agreements attaching to and forming part of this Agreement (incorporated by reference to Exhibit (h) to the Company's 2003 Quarterly Report on Form 10-Q filed on November 13,
            2003).

      (h) Endorsement to the Property Per Risk Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire,

            Inc. and American Reinsurance Company dated September 24, 2003 (incorporated by reference to Exhibit 10(g) to the Company's 2003 Quarterly Report on Form 10-Q filed on November 13, 2003).

      (i) Quota Share Reinsurance Treaty Agreement between Merchants Insurance Company of New Hampshire, Inc. and The Subscribing Underwriting Members of Lloyd's, London specifically identified on the schedules attached to this agreement dated January 1, 2000 (incorporated by reference to Exhibit 10(h) to the Company's 2000 Annual Report on Form 10-K filed on March 28, 2001).

     *(j) Merchants Mutual Capital Accumulation Plan (incorporated by reference to Exhibit No. 10G to the Company's Registration Statement (No. 33-9188) on Form S-1 filed on September 30, 1986).

     *(k) Merchants Mutual Capital Accumulation Plan, fifth amendment, effective January 1, 1999 (incorporated by reference to Exhibit 10j to the Company's 2000 Annual Report on Form 10-K filed on March 28,
            2001).

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

     *(p) Amendment No. 1 to Employee Retention Agreement between Edward M. Murphy and Merchants Mutual Insurance Company originally dated as of March 1, 1999 dated February 6, 2002 (filed herewith).

     *(q) Amendment No. 1 to Employee Retention Agreement between Kenneth J. Wilson and Merchants Mutual Insurance Company originally dated as of March 1, 1999 dated February 6, 2002 (filed herewith).

     *(r) Employment Agreement between Stephen C. June and MNH dated as of April 1, 2002 (incorporated by reference to Exhibit 10V of the Company's 2001 Annual Report on Form 10-K (File No. 9640) filed on March 27, 2002).

      (11)  (a)   Statement re computation of per share earnings (incorporated herein by reference to Note 9 to the Consolidated Financial
                  Statements included in Item 8).

      (14.1) Merchants Group, Inc. Code of Conduct and Ethics and Code of Business Conduct (filed herewith).

      (21) List of Subsidiaries of Registrant (incorporated by reference to Exhibit No. 22 to the Company's Registration Statement (No. 33-9188) on Form S-1 filed on September 30, 1986).

      (23)        Consent of Independent Accountants (filed herewith).

      (31)        Rule 13a-14(a)/15d-14(a) Certifications (filed herewith).

      (32) Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code (filed herewith).

* Indicates a management contract or compensation plan or arrangement.

      The Company will forward upon request any exhibit not contained herein upon payment of a fee equal to the Company's reasonable expenses in furnishing the exhibits. Requests should be directed to:

                               INVESTOR RELATIONS
                              MERCHANTS GROUP, INC.
                                 250 MAIN STREET
                             BUFFALO, NEW YORK 14202

                              MERCHANTS GROUP, INC.
                      SCHEDULE I - SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                December 31, 2003
                                 (in thousands)

                                                                                    Amount at
                                                                                   which shown
                                                Amortized Cost/     Market       in the balance
Type of Investment                                   Cost            Value            sheet
------------------                                   ----            -----            -----
Fixed maturities:

United States Government and
    government agencies and authorities            $  8,171        $  8,377          $  8,377
Corporate bonds                                      27,767          28,714            28,714
Mortgage and asset backed securities                113,188         113,313           113,313
Tax exempt bonds                                     43,189          43,401            43,401
                                                   --------        --------          --------

       Total fixed maturities                       192,315         193,805           193,805

Preferred stocks                                      5,985           5,797             5,797

Short-term investments                                1,118           1,118             1,118

Other                                                 2,167           2,167             2,167
                                                   --------        --------          --------
                                                   $201,585        $202,887          $202,887
                                                   ========        ========          ========

                              MERCHANTS GROUP, INC.
        SCHEDULE II - AMOUNTS RECEIVABLE FROM/PAYABLE TO RELATED PARTIES,
                 AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER
                              THAN RELATED PARTIES
                  Years ended December 31, 2001, 2002 and 2003
                                 (in thousands)

                                                      2001         2002         2003
                                                      ----         ----         ----
Receivable from (payable to) Merchants Mutual
    Insurance Company(1):

Balance at beginning of period                      $  (608)     $  (852)     $(3,237)
Change during the period                               (244)      (2,385)       1,147
                                                    -------      -------      -------

Balance at end of period                            $  (852)     $(3,237)     $(2,090)
                                                    =======      =======      =======

(1) Under a Services Agreement, Merchants Mutual Insurance Company (Mutual) provides employees, services and facilities for Merchants Insurance Company of New Hampshire, Inc. (MNH) to carry on its traditional insurance business on a fee basis. The balance in the intercompany receivable (payable) account indicates the amount due from (to) Mutual for the excess (deficiency) of premiums collected over (from) payments for losses, employees, services and facilities provided to MNH.

                              MERCHANTS GROUP, INC.
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                (in thousands except per share and share amounts)

BALANCE SHEET                                                                December 31,
                                                                             ------------
                                                                           2002         2003
                                                                           ----         ----
       Assets
Investment in subsidiary                                                $ 67,581      $ 69,710
Other assets                                                                 405           607
                                                                        --------      --------
    Total assets                                                        $ 67,986      $ 70,317
                                                                        ========      ========

    Liabilities and Stockholders' Equity

Other liabilities                                                       $     62      $     58
                                                                        --------      --------
    Total liabilities                                                         62            58
                                                                        --------      --------
Stockholders' equity:
    Preferred stock, $.01 par value, authorized and
         unissued 3,000,000 shares                                            --            --
    Preferred stock, no par value, $424.30 stated value,
         no shares issued or outstanding at December 31,
         2002 or 2003                                                         --            --
    Common stock, $.01 par value, authorized 10,000,000 shares;
         issued and outstanding of 2,110,152 shares at December 31,
         2002 and 2003                                                        32            32
    Additional paid in capital                                            35,795        35,795
    Treasury stock, 1,139,700 shares at December 31, 2002
         and 2003                                                        (22,766)      (22,766)
    Accumulated other comprehensive income                                 1,937           750
    Accumulated earnings                                                  52,926        56,448
                                                                        --------      --------

       Total stockholders' equity                                         67,924        70,259
                                                                        --------      --------

       Total liabilities and stockholders' equity                       $ 67,986      $ 70,317
                                                                        ========      ========

                              MERCHANTS GROUP, INC.
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                    Continued
                                 (in thousands)

INCOME STATEMENT

                                                     Year ended December 31,
                                                ---------------------------------
                                                  2001         2002         2003
                                                  ----         ----         ----
Revenues:
       Equity in net income of subsidiary       $   887      $ 2,702      $ 4,516
       Investment income (loss)                      44           (4)           4
                                                -------      -------      -------
              Total revenues                        931        2,698        4,520

Expenses:
       General and administrative expenses          174          177          177
                                                -------      -------      -------
       Operating income before income taxes         757        2,521        4,343
       Income tax benefit                           (64)         (17)         (22)
                                                -------      -------      -------
              Net income                        $   821      $ 2,538      $ 4,365
                                                =======      =======      =======

                              MERCHANTS GROUP, INC.
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 (in thousands)

STATEMENT OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents:

                                                                 Year ended December 31,
                                                             2001         2002         2003
                                                             ----         ----         ----
                                                                     (in thousands)
Cash flows from operating activities:                      $    (5)     $  (111)     $  (161)
                                                           -------      -------      -------
Cash flows from investing activities:
       Receipt of subsidiary common stock dividend           5,060        3,700        1,200
       Purchase of other investments, net                     (175)        (100)        (188)
                                                           -------      -------      -------
       Cash flows from investing activities                  4,885        3,600        1,012
                                                           -------      -------      -------

Cash flows from financing activities:
       Purchase of treasury stock                           (4,269)      (2,434)          --
       Proceeds from (repayment of) demand loan, net           200         (200)          --
       Cash dividends                                         (925)        (856)        (843)
       Exercise of common stock options                        115           --           --
                                                           -------      -------      -------
       Cash flows from financing activities                 (4,879)      (3,490)        (843)
                                                           -------      -------      -------

Net increase (decrease) in cash and cash equivalents             1           (1)           8
Cash and cash equivalents, beginning of year                     4            5            4
                                                           -------      -------      -------
Cash and cash equivalents, end of year                     $     5      $     4      $    12
                                                           =======      =======      =======

Reconciliation of net income to net
       cash provided by operations:

Net income                                                 $   821      $ 2,538      $ 4,365

Adjustments to reconcile net income
       to net cash provided by operations:

              Equity in income of subsidiary                  (887)      (2,702)      (4,516)
              Increase (decrease) in other liabilities          (1)           5           (4)
              (Increase) decrease in other
                 (non-investment) assets                        64           49          (14)
              Other, net                                        (2)          (1)           8
                                                           -------      -------      -------
Net cash used in operating activities                      $    (5)     $  (111)     $  (161)
                                                           =======      =======      =======

                              MERCHANTS GROUP, INC.
                 SCHEDULE III - CONDENSED FINANCIAL INFORMATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

      Cash dividends of $5,060,000, $3,700,000 and $1,200,000 were paid to the Registrant by its consolidated subsidiary in the years ended December 31, 2001, 2002 and 2003, respectively.

                              MERCHANTS GROUP, INC.
                            SCHEDULE VI - REINSURANCE
                    YEARS ENDED DECEMBER 31, 2001, 2002, 2003
                        (in thousands except percentages)

                                                                                               Assumed                  Percentage
                                                     Ceded          Ceded          Assumed       from                    of amount
                                        Gross      to third     to affiliates    from third   affiliates       Net        assumed
                                        amount      parties          (1)           parties        (1)        amount        to net
                                        ------      -------          ---           -------        ---        ------        ------
Year Ended December 31, 2001
Property and Casualty Premiums         $100,953     $  8,392             --       $  1,412           --     $ 93,973         1.5%

Year ended December 31, 2002
Property and Casualty Premiums         $ 72,803     $  4,569             --       $  2,294           --     $ 70,528         3.3%

Year ended December 31, 2003
Property and Casualty Premiums         $ 58,233     $  3,077       $ 90,596       $  1,412     $ 98,207     $ 64,179       155.2%

(1) Amounts are comprised of premiums assumed or ceded in accordance with the Reinsurance Pooling Agreement with Mutual.

                              MERCHANTS GROUP, INC.
           SCHEDULE X - SUPPLEMENTAL INSURANCE INFORMATION CONCERNING
                        PROPERTY - CASUALTY SUBSIDIARIES
                  Years ended December 31, 2001, 2002 and 2003
                                 (in thousands)


                       Deferred     Reserves       Discount
                       policy       for losses     if any,
                       acquis-      and loss       deducted                   Net          Net
                       ition        adjustment     from         Unearned      earned       investment
                       costs        expenses       reserves     premiums      premiums     income
                       -----        --------       --------     --------      --------     ------
Year ended:

December 31, 2001     $12,354       $151,355       $6,714       $50,179       $93,885      $13,295

December 31, 2002     $ 8,817       $147,136       $5,746       $35,119       $83,120      $10,403

December 31, 2003     $ 8,623       $146,474       $4,920       $36,176       $65,097      $ 8,815

                           Losses & loss
                        adjustment expenses          Amortiza-
                        incurred related to          tion of        Paid losses
                       (1)             (2)           deferred       & loss ad-     Direct
                       Current         Prior         acquisition    justment       premium
                       years           years         costs          expenses       written
                       -----           -----         -----          --------       -------
Year ended:

December 31, 2001      $76,618         $(1,474)      $24,880        $74,280        $100,953

December 31, 2002      $66,658         $(3,785)      $22,227        $67,230        $ 72,803

December 31, 2003      $49,702         $   (90)      $16,925        $53,609        $ 58,233

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Merchants Group, Inc.


Date: March 29, 2004                BY: /s/ Stephen C. June, President
                                        ----------------------------------------
                                        Stephen C. June, President and
                                        Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                           TITLE                       DATE
       ---------                           -----                       ----

/s/ Richard E. Garman              Director, Chairman             March 29, 2004
----------------------             of the Board
Richard E. Garman


/s/ Brent D. Baird                 Director                       March 29, 2004
----------------------
Brent D. Baird


/s/ Robert M. Zak                  Director, Sr. VP &             March 29, 2004
----------------------             Chief Operating
Robert M. Zak                      Officer


/s/ Kenneth J. Wilson              Vice President & CFO           March 29, 2004
----------------------             (principal financial
Kenneth J. Wilson                  and accounting officer)


/s/ Andrew A. Alberti              Director                       March 29, 2004
----------------------
Andrew A. Alberti


/s/ Frank J. Colantuono            Director                       March 29, 2004
----------------------
Frank J. Colantuono


/s/ Thomas E. Kahn                 Director                       March 29, 2004
----------------------
Thomas E. Kahn


/s/ Henry P. Semmelhack            Director                       March 29, 2004
----------------------
Henry P. Semmelhack

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of Merchants Group, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 40 present fairly, in all material respects, the financial position of Merchants Group, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules appearing under Item 15(a)(2) on page 40 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
Buffalo, New York
February 12, 2004

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (in thousands)

                                                                December 31,
                                                                ------------
                  Assets                                     2002         2003
                                                             ----         ----
Investments:
     Fixed maturities:
         Held to maturity at amortized cost                $  4,092     $     --
         Available for sale at fair value                   189,476      193,805
     Preferred stock at fair value                            7,367        5,797
     Other long-term investments at fair value                2,042        2,167
     Short-term investments                                   6,420        1,118
                                                           --------     --------

            Total investments                               209,397      202,887

Cash                                                              9           23
Interest due and accrued                                      1,594        1,260
Premiums receivable, net of allowance for
     doubtful accounts of $288 in 2002 and
     $278 in 2003                                            14,496       16,677
Deferred policy acquisition costs                             8,817        8,623
Reinsurance recoverable on paid and unpaid losses            19,086       22,715
Prepaid reinsurance premiums                                  1,091        3,066
Income taxes receivable                                         457          881
Deferred income taxes                                         4,195        4,497
Other assets                                                  9,574       11,637
                                                           --------     --------

            Total assets                                   $268,716     $272,266
                                                           ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                (in thousands except share and per share amounts)

                                                                         December 31,
                                                                         ------------
     Liabilities and Stockholders' Equity                             2002          2003
                                                                      ----          ----
Liabilities:
     Reserve for losses and loss adjustment expenses               $ 147,136      $ 146,474
     Unearned premiums                                                35,119         36,176
     Payable to affiliate                                              3,237          2,090
     Other liabilities                                                15,300         17,267
                                                                   ---------      ---------

              Total liabilities                                      200,792        202,007
                                                                   ---------      ---------

Stockholders' equity:
Common stock, $.01 par value, authorized
     10,000,000 shares, issued and outstanding
     2,110,152 shares at December 31, 2002 and 2003                       32             32
Additional paid in capital                                            35,795         35,795
Treasury stock, 1,139,700 shares at December 31, 2002
     and 2003                                                        (22,766)       (22,766)
Accumulated other comprehensive income                                 1,937            750
Accumulated earnings                                                  52,926         56,448
                                                                   ---------      ---------

              Total stockholders' equity                              67,924         70,259
                                                                   ---------      ---------

Commitments and contingencies                                             --             --

              Total liabilities and stockholders' equity           $ 268,716      $ 272,266
                                                                   =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (in thousands except per share amounts)

                                                                        Year ended December 31,
                                                                        -----------------------
                                                                 2001             2002             2003
                                                                 ----             ----             ----
Revenues:
     Net premiums earned                                      $  93,885         $  83,120        $  65,097
     Net investment income                                       13,295            10,403            8,815
     Net realized investment gains (losses)                        (580)              953            2,500
     Other revenues                                                 696               635              560
                                                              ---------         ---------        ---------
         Total revenues                                         107,296            95,111           76,972
                                                              ---------         ---------        ---------

Expenses:
     Net losses and loss adjustment expenses                     75,144            62,873           49,612
     Amortization of deferred policy acquisition costs           24,880            22,227           16,925
     Other underwriting expenses                                  6,017             5,744            5,031
                                                              ---------         ---------        ---------
         Total expenses                                         106,041            90,844           71,568
                                                              ---------         ---------        ---------

Income before income taxes                                        1,255             4,267            5,404
Income tax provision                                                434             1,729            1,039
                                                              ---------         ---------        ---------
         Net income                                           $     821         $   2,538        $   4,365
                                                              =========         =========        =========

Earnings per share:
     Basic                                                    $     .35         $    1.19        $    2.07
                                                              =========         =========        =========
     Diluted                                                  $     .35         $    1.19        $    2.07
                                                              =========         =========        =========

Weighted average number of shares outstanding:
     Basic                                                        2,343             2,125            2,110
     Diluted                                                      2,343             2,129            2,111

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              MERCHANTS GROUP, INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                 (in thousands)

                                                                Year ended December 31,
                                                                -----------------------
                                                         2001            2002           2003
                                                         ----            ----           ----
Net income                                             $   821         $ 2,538         $ 4,365
                                                       -------         -------         -------
Other comprehensive income (loss) before tax:
     Unrealized gains on securities                      4,454           1,161             688
     Reclassification adjustment for gains
         included in net income                           (124)           (952)         (2,488)
                                                       -------         -------         -------
Other comprehensive income (loss) before tax             4,330             209          (1,800)
Income tax provision (benefit) related to items
     of other comprehensive income (loss)                1,643              84            (613)
                                                       -------         -------         -------
Other comprehensive income (loss)                        2,687             125          (1,187)
                                                       -------         -------         -------

Comprehensive income                                   $ 3,508         $ 2,663         $ 3,178
                                                       =======         =======         =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              MERCHANTS GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     (in thousands except per share amounts)

                                                                   Year ended December 31,
                                                                   -----------------------
                                                            2001             2002             2003
                                                            ----             ----             ----
Common stock:
     Beginning and end of year                            $     32         $     32         $     32
                                                          --------         --------         --------

Additional paid in capital:
     Beginning of year                                      35,680           35,795           35,795
     Exercise of common stock options                          115               --               --
                                                          --------         --------         --------
     End of year                                            35,795           35,795           35,795
                                                          --------         --------         --------

Treasury stock:
     Beginning of year                                     (16,063)         (20,332)         (22,766)
     Purchase of treasury shares                            (4,269)          (2,434)              --
                                                          --------         --------         --------
     End of year                                           (20,332)         (22,766)         (22,766)
                                                          --------         --------         --------

Accumulated other comprehensive income (loss):
     Beginning of year                                        (875)           1,812            1,937
     Other comprehensive income (loss)                       2,687              125           (1,187)
                                                          --------         --------         --------
     End of year                                             1,812            1,937              750
                                                          --------         --------         --------

Accumulated earnings:
     Beginning of year                                      51,348           51,244           52,926
     Net income                                                821            2,538            4,365
     Cash dividends ($.40/share in 2001,
         in 2002 and in 2003)                                 (925)            (856)            (843)
                                                          --------         --------         --------
     End of year                                            51,244           52,926           56,448
                                                          --------         --------         --------

                  Total stockholders' equity              $ 68,551         $ 67,924         $ 70,259
                                                          ========         ========         ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (in thousands)

                                                                               Year ended December 31,
                                                                               -----------------------
                                                                      2001              2002              2003
                                                                      ----              ----              ----
Cash  flows from operations:
     Collection of premiums                                        $  91,807         $  77,395         $  62,789
     Payment of losses and loss adjustment expenses                  (74,280)          (67,230)          (54,043)
     Payment of underwriting expenses                                (31,414)          (26,789)          (20,594)
     Investment income received                                       12,999            11,475             9,170
     Investment expenses paid                                           (304)             (334)             (289)
     Income taxes paid                                                (1,133)           (1,198)           (1,152)
     Other cash receipts                                                 776               702               560
                                                                   ---------         ---------         ---------
         Net cash used in operations                                  (1,549)           (5,979)           (3,559)
                                                                   ---------         ---------         ---------

Cash flows from investing activities:
     Proceeds from fixed maturities sold or matured                  104,712           135,364           139,217
     Purchase of fixed maturities                                    (99,685)         (132,158)         (140,467)
     Net decrease in preferred stock                                   5,261             1,634             1,500
     Net (increase) decrease in other long-term investments             (557)             (451)            1,926
     Net (increase) decrease in short-term investments                (2,355)              485             5,302
     Settlement of securities transactions, net                           --             1,022            (1,915)
                                                                   ---------         ---------         ---------
         Net cash provided by investing activities                     7,376             5,896             5,563
                                                                   ---------         ---------         ---------

Cash flows from financing activities:
     Settlement of affiliate balances, net                               244             2,385            (1,147)
     Proceeds (repayment) of demand loan, net                            200              (200)               --
     Purchase of treasury stock                                       (4,269)           (2,434)               --
     Proceeds from exercise of common stock options                      115                --                --
     Cash dividends                                                     (925)             (856)             (843)
                                                                   ---------         ---------         ---------
         Net cash used in financing activities                        (4,635)           (1,105)           (1,990)
                                                                   ---------         ---------         ---------
     Increase (decrease) in cash                                       1,192            (1,188)               14
Cash, beginning of year                                                    5             1,197                 9
                                                                   ---------         ---------         ---------
Cash, end of year                                                  $   1,197         $       9         $      23
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

                              MERCHANTS GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
         RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS

                                 (in thousands)

                                                                     Year ended December 31,
                                                                     -----------------------
                                                               2001            2002             2003
                                                               ----            ----             ----
Net income                                                  $    821         $  2,538         $  4,365

Adjustments:
     Depreciation and amortization                            (1,104)              23             (268)
     Net realized investment (gains) losses                      580             (953)          (2,500)

(Increase) decrease in assets:
     Interest due and accrued                                    507              715              334
     Premiums receivable                                      (1,842)           7,189           (2,181)
     Deferred policy acquisition costs                           (23)           3,537              194
     Ceded reinsurance balances receivable                    (5,721)            (276)          (3,629)
     Prepaid reinsurance premiums                                767            2,468           (1,975)
     Income taxes receivable                                      --             (457)            (424)
     Deferred income taxes                                      (170)             511              311
     Other assets                                             (1,190)            (847)          (1,170)

Increase (decrease) in liabilities:
     Reserve for losses and loss adjustment expenses           6,280           (4,219)            (662)
     Unearned premiums                                          (678)         (15,060)           1,057
     Other liabilities                                           224           (1,148)           2,989
                                                            --------         --------         --------
         Net cash used in operations                        $ (1,549)        $ (5,979)        $ (3,559)
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

                             MERCHANTS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Significant Accounting Policies

      Principles of consolidation and basis of presentation

      The consolidated financial statements of Merchants Group, Inc. (the "Company") include the accounts of the Company, its wholly-owned subsidiary, Merchants Insurance Company of New Hampshire, Inc. ("MNH"), and M.F.C. of New York, Inc., an inactive premium finance company which is a wholly-owned subsidiary of MNH. MNH is a stock property and casualty insurance company domiciled in the state of New Hampshire. MNH offers property and casualty insurance to preferred risk individuals and small to medium sized businesses in the northeast United States, primarily in New York, New Hampshire and New Jersey where a majority of its policies are written. As a holding company, the Company has no operations.

      The consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") which differ in some respects from those followed in reports to insurance regulatory authorities. In its Annual Statement filed with regulatory authorities, MNH reported policyholders' surplus of $54,917,000 and $57,674,000 at December 31, 2002 and 2003, respectively. MNH's net income as reported in its Annual Statement was $443,000 in 2001, $6,575,000 in 2002 and $4,915,000 in 2003. All significant intercompany balances and transactions have been eliminated.

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

      Investments

      The Company has classified its investments in fixed maturities as either held to maturity or available for sale. Fixed maturities classified as held to maturity are presented at amortized cost and consisted of debt securities that management intended and had the ability to hold until maturity. Fixed maturities classified as available for sale are presented at fair value and consist of debt securities that management may not hold until maturity. All preferred stocks are classified as available for sale and are presented at fair value. The net aggregate unrealized gain or loss, net of applicable income taxes, related to fixed maturities and preferred stock classified as available for sale is included as a component of accumulated other comprehensive income (loss) in stockholders' equity.

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

      Net realized holding gains or losses, net of taxes are shown as other comprehensive income. Management monitors the Company's investment portfolio for declines in value that are other than temporary. When a decline in the fair value of a security has been determined to be other than temporary, the investment's cost is written down to fair value and a realized loss is recorded.

      Net premiums earned

      Premiums are recorded as revenue ratably over the terms of the policies written (principally one year). Unearned premiums are calculated using a monthly pro rata method.

      Deferred policy acquisition costs

      Policy acquisition costs, such as commissions (net of reinsurance commissions), premium taxes and certain other underwriting expenses which vary directly with premium volume are deferred and amortized over the terms of the related insurance policies. Deferred policy acquisition costs are evaluated on an aggregate basis at least quarterly to determine if recorded amounts exceed estimated recoverable amounts after allowing for anticipated investment income. Premium deficiency if any, is recorded as amortization of deferred policy acquisition costs. Deferred policy acquisition costs were:

                                               Year Ended December 31,
                                         2001           2002          2003
                                         ----           ----          ----
                                                  (in thousands)

      Beginning balance               $ 12,331       $ 12,354        $ 8,817
      Acquisition cost deferred         24,903         18,690         16,731
      Amortized to expense             (24,880)       (22,227)       (16,925)
                                       -------        -------        -------
      Ending balance                  $ 12,354       $  8,817        $ 8,623
                                       =======        =======        =======

      Reinsurance

      Reinsurance assumed from business written through state reinsurance facilities or through a reinsurance pooling agreement with an affiliate (see note 2) has been reflected in unearned premiums, loss reserves, premiums earned and losses incurred based on reports received from such facilities. Ceded reinsurance premiums, losses and ceding commissions are netted against earned premiums, losses and commission expense, respectively.

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

      The Company discounts its liability for workers' compensation case reserves on a tabular basis, using the National Council on Compensation Insurance Workers' Compensation Statistical Plan Table III A at a rate of 3.5%. The amount of discount at December 31, 2002 and 2003 is $5,746,000 and $4,920,000, respectively. Reserves for losses incurred but not reported and for LAE are not discounted.

      Structured settlements have been negotiated for claims on certain insurance policies. Structured settlements are agreements to provide periodic payments to claimants, and are funded by annuities purchased from various life insurance companies. The Company remains primarily liable for payment of these claims. Accordingly, a liability and a corresponding deposit in the amount of $8,456,000 and $9,066,000 at December 31, 2002 and 2003, respectively, are recorded in the Company's consolidated balance sheet.

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

      Other financial instruments

      The fair value of the Company's other financial instruments, principally premiums receivable and certain non-insurance related liabilities, does not vary significantly from the amounts assigned in these financial statements.

2.    Related Party Transactions

      The Company and MNH operate and manage their business with Merchants Mutual Insurance Company ("Mutual") under a services agreement (the "Services Agreement") that became effective January 1, 2003. At December 31, 2003, Mutual owned 12.1% of the Company's outstanding common stock. The Company and MNH do not have any operating assets and MNH has only one employee. In accordance with the Services Agreement, Mutual provides the Company with facilities, management and personnel required to operate its day-to-day business.

      The Services Agreement covers substantially the same services previously provided to the Company under a management agreement (the Management Agreement) including: administrative services, underwriting services, claims services and investment and cash management services. The Services Agreement contains termination provisions that vary based on the service rendered. Underwriting services may be terminated on one year's notice, but the termination may not be effective before January 1, 2008. Claims services may be terminated on 6 months notice, but not before January 1, 2005. Administrative or investment services may be terminated upon one year's notice at any time.

      Prior to January 1, 2003 Mutual, through the Management Agreement, provided the Company and MNH with the facilities, management and personnel required to manage their day-to-day business. All underwriting, administrative, claims and investment expenses incurred on behalf of Mutual and MNH were shared on allocated cost basis. The Management Agreement was superceded by the Services Agreement effective January 1, 2003.

      Effective January 1, 2003, Mutual and MNH agreed to pool, or share, underwriting results on their traditional insurance business (the "Traditional Business") by means of a reinsurance pooling agreement (the "Pooling Agreement"). It does not apply to any new endeavor of either Mutual or MNH outside of their Traditional Business, unless the companies agree otherwise. The Pooling Agreement applies to premiums earned and losses incurred after the effective date.

      The Pooling Agreement provides for MNH to cede or transfer to Mutual all of its premiums and risks on its Traditional Business during the term of the agreement, and then to assume from Mutual a percentage of all of Mutual's and MNH's Traditional Business (the "Pooled

      Business"). MNH assumed 40% of the Pooled Business in 2003. MNH's share of the pooled business will be reduced to 35% in 2004, though not to exceed $59.5 million in assumed net written premiums, and to 30% in 2005, though not to exceed $50.0 million in assumed net written premiums. MNH's share of the Pooled Business will be reduced to 25% in 2006 and 2007, though not to exceed $42.5 million and $37.5 million in assumed net written premiums in 2006 and 2007, respectively.

      The Pooling Agreement may be terminated by either party at the beginning of any calendar year on or after January 1, 2008 upon not less than 6 months notice. However, the Pooling Agreement may be terminated effective January 1, 2006 or 2007 upon 6 months notice, but only by MNH and only if the ratio of net losses and LAE to net earned premiums on a cumulative basis from the inception of the Pooling Agreement exceeds 76% as of the date notice is given.

      The payable to or receivable from affiliate (Mutual) is non-interest bearing and represents the net of premiums collected and loss and operating expense payments made by Mutual on behalf of MNH. This balance is settled in cash on a monthly basis.

3.    Investments

      Investments in fixed maturities and preferred stock

      The amortized cost and estimated fair value of investments in fixed maturities held to maturity and available for sale and the cost and estimated fair value of preferred stock and other long term investments are as follows:

                                                      Gross          Gross
                                    Amortized      Unrealized      Unrealized      Estimated
                                    Cost/Cost         Gains          Losses       Fair Value
                                    ---------         -----          ------       ----------
                                                         (in thousands)
December 31, 2002

Fixed maturities:

Held to maturity

Mortgage and asset backed
     securities                     $  4,092        $    167        $     --        $  4,259
                                    ========        ========        ========        ========

Available for sale

U.S. Treasury securities and
     obligations of U.S.
     government corporations
     and agencies                   $ 12,425        $    430        $     --        $ 12,855
Obligations of states and
     political subdivisions           28,320             365              --          28,685
Corporate securities                  55,067           1,450             394          56,123
Mortgage and asset backed
     securities                       90,490           1,513             190          91,813
                                    --------        --------        --------        --------
         Total                      $186,302        $  3,758        $    584        $189,476
                                    ========        ========        ========        ========

Preferred stock                     $  7,364        $    138        $    135        $  7,367
                                    ========        ========        ========        ========

Other long-term investments         $  2,042        $     --        $     --        $  2,042
                                    ========        ========        ========        ========

                                                                             Gross          Gross
                                          Amortized       Unrealized      Unrealized      Estimated
                                          Cost/Cost         Gains           Losses        Fair Value
                                                               (in thousands)
December 31, 2003

Fixed maturities:

Available for sale
U.S. Treasury securities and
     obligations of U.S.
     government corporations
     and agencies                          $  8,171        $    206        $     --        $  8,377
Obligations of states and
     political subdivisions                  43,189             369             157          43,401
Corporate securities                         27,767             977              30          28,714
Mortgage and asset backed
     securities                             113,188           1,033             908         113,313
                                           --------        --------        --------        --------
         Total                             $192,315        $  2,585        $  1,095        $193,805
                                           ========        ========        ========        ========

Preferred stock                            $  5,985        $    112        $    300        $  5,797
                                           ========        ========        ========        ========
Other long-term investments                $  2,167        $     --        $     --        $  2,167
                                           ========        ========        ========        ========

A summary of investment securities that as of December 31, 2003 have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or more follows:

                                             Less than 12 months              12 months or more
                                             -------------------              -----------------
                                                          Unrealized                      Unrealized
                                          Fair Value        Losses        Fair Value        Losses
                                          ----------        ------        ----------        ------
                                                               (in thousands)
Fixed maturities:
U.S. Treasury securities and
     obligations of U.S. government
     corporations and agencies             $     --        $     --        $     --        $     --
Obligations of states and
     political subdivisions                  12,501             157              --              --
Corporate securities                            963              30              --              --
Mortgage and asset backed
     securities                              56,796             898           1,334              10
                                           --------        --------        --------        --------
         Total                             $ 70,260        $  1,085        $  1,334        $     10
                                           ========        ========        ========        ========
Preferred stock                            $     --        $     --        $  2,200        $    300
                                           ========        ========        ========        ========
Other long-term investments                $     --        $     --        $     --        $     --
                                           ========        ========        ========        ========

The amortized cost and fair value of fixed maturities by expected maturity at December 31, 2003 are shown below. Mortgage and asset backed securities are distributed in the table based upon management's estimate of repayment periods. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                              Estimated
                                                                                Fair
                                                     Amortized Cost             Value
                                                     --------------             -----
                                                                (in thousands)
      Due in one year or less                            $ 33,156             $ 33,243
      Due after one year through five years               136,190              137,234
      Due after five years through ten years               20,709               21,065
      Due after ten years                                   2,260                2,263
                                                         --------             --------
          Total                                          $192,315             $193,805
                                                         ========             ========

Discount and premium pertaining to collateralized mortgage obligations are amortized over the securities' estimated redemption periods using the effective interest method. Yields used to calculate premium or discount are adjusted for prepayments quarterly.

Fixed maturities with a par value of $1,900,000 were on deposit at December 31, 2003 with various state insurance departments in compliance with applicable insurance laws.

Proceeds from sales of fixed maturity securities, preferred stock and common stock and gross realized gains and losses related to such sales are as follows:

                                                        Year ended December 31,
                                                        -----------------------
                                                2001              2002           2003
                                                ----              ----           ----
                                                             (in thousands)
     Proceeds from sales                      $10,938           $54,189          $11,089
     Gross realized gains                         218             1,442            2,500
     Gross realized losses                         17               489                -

      Net investment income

      Net investment income consists of:

                                                                Year ended December 31,
                                                                -----------------------
                                                        2001               2002              2003
                                                        ----               ----              ----
                                                                      (in thousands)
      Fixed maturities                                  $12,366           $ 9,917           $8,534
      Short-term investments                                277               181               45
      Other                                                 954               639              525
                                                        -------           -------           ------
         Total investment income                         13,597            10,737            9,104
      Investment expenses                                   302               334              289
                                                        -------           -------           ------
         Net investment income                          $13,295           $10,403           $8,815
                                                        =======           =======           ======

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

      The effect of reinsurance transactions on premiums written and earned for the years ended December 31, 2001, 2002 and 2003 is as follows:

                                                   2001                         2002                          2003
                                                   ----                         ----                          ----
                                          Premiums      Premiums       Premiums       Premiums       Premiums       Premiums
                                          Written        Earned         Written        Earned         Written        Earned
                                          -------        ------         -------        ------         -------        ------
                                                                            (in thousands)
      Direct                             $ 100,953      $ 101,871      $  72,803      $  88,234      $  58,233      $  63,517
                                         ---------      ---------      ---------      ---------      ---------      ---------
      Assumed
           With Third Parties                1,412          1,173          2,294          1,923          1,412          1,694
           Pooling Agreement                    --             --             --             --         98,207         65,098
                                         ---------      ---------      ---------      ---------      ---------      ---------
           Subtotal                          1,412          1,173          2,294          1,923         99,619         66,792
                                         ---------      ---------      ---------      ---------      ---------      ---------
      Ceded
           With Third Parties               (8,392)        (9,159)        (4,569)        (7,037)        (3,077)        (3,337)
           Pooling Agreement                    --             --             --             --        (90,596)       (61,875)
                                         ---------      ---------      ---------      ---------      ---------      ---------
      Subtotal                              (8,392)        (9,159)        (4,569)        (7,037)       (93,673)       (65,212)
                                         ---------      ---------      ---------      ---------      ---------      ---------
      Net Premiums                       $  93,973      $  93,885      $  70,528      $  83,120      $  64,179      $  65,097
                                         =========      =========      =========      =========      =========      =========

      Reinsurance ceded transactions had the following effect on net losses and LAE for the years ended December 31, 2001, 2002 and 2003.

                                                   2001          2002           2003
                                                   ----          ----           ----
                                                           (in thousands)
      With Third Parties                         ($9,987)      ($3,656)      ($ 8,779)
      Pooling Agreement                               --            --        (44,137)
                                                 -------       -------       --------
                                                 ($9,987)      ($3,656)      ($52,916)
                                                 =======       =======       ========

      As a result of the reinsurance agreements maintained by MNH, MNH is exposed to certain credit risk if one or more of its primary reinsurers were to become financially unstable. As of December 31, 2003, MNH has recognized amounts to be recovered from its primary reinsurers related to ceded losses and ceded unearned premiums totaling $80,561,000. MNH generally does not require collateral for reinsurance recoverable.

5.    Reserve for Losses and Loss Adjustment Expenses

      Activity in the reserve for losses and LAE is summarized as follows:

                                                                   2002           2003
                                                                   ----           ----
                                                                      (in thousands)
      Reserve for losses and LAE at beginning of year           $ 151,355      $ 147,136
          Less reinsurance recoverables                            19,242         19,380
                                                                ---------      ---------
          Net balance at beginning of year                        132,113        127,756
                                                                ---------      ---------

      Provision for losses and LAE for claims occurring in:
          Current year                                             66,658         49,702
          Prior years                                              (3,785)           (90)
                                                                ---------      ---------
                                                                   62,873         49,612
                                                                ---------      ---------

      Loss and LAE payments for claims occurring in:
          Current year                                             26,387         18,441
          Prior years                                              40,843         35,168
                                                                ---------      ---------
                                                                   67,230         53,609
                                                                ---------      ---------

      Reserve for losses and LAE at end of year, net              127,756        123,759
          Plus reinsurance recoverables                            19,380         22,715
                                                                ---------      ---------
          Balance at end of year                                $ 147,136      $ 146,474
                                                                =========      =========

      In 2002, the Company decreased its reserves for prior years by $3,785,000 primarily due to favorable loss development related to its workers compensation and commercial automobile liability policies, somewhat offset by unfavorable development on its private passenger automobile policies. In 2003, the Company decreased its reserves for prior years by $90,000.

6.    Demand Loan

      The Company has arranged for a $2,000,000 unsecured credit facility from a bank. Any borrowings under this facility are payable on demand and carry an interest rate which can be fixed or variable and is negotiated at the time of each advance. This facility is available for general working capital purposes and for repurchases of the Company's common stock. No amount related to this facility was outstanding at December 31, 2003.

7.    Income Taxes

      The provision (benefit) for income taxes consists of:

                                                              Year ended December 31,
                                                        ----------------------------------
                                                          2001         2002         2003
                                                          ----         ----         ----
                                                                  (in thousands)
      Current                                           $   605      $ 1,248      $   728
      Deferred                                             (171)         481          311
                                                        -------      -------      -------
      Total income tax provision                        $   434      $ 1,729      $ 1,039
                                                        =======      =======      =======

      A reconciliation of the difference between the Company's total income tax provision and that calculated using statutory income tax rates is as follows:

                                                              Year ended December 31,
                                                        ----------------------------------
                                                          2001         2002         2003
                                                          ----         ----         ----
                                                                  (in thousands)
      Computed provision at statutory rate              $   427      $ 1,451      $ 1,837
      Adjustments:
          State income taxes, net of federal effect         274          447         (479)
          Tax-exempt investment income                     (115)         (85)        (217)
          Dividend exclusion                               (165)         (94)         (79)
          Other items                                        13           10          (23)
                                                        -------      -------      -------
      Total income tax provision                        $   434      $ 1,729      $ 1,039
                                                        =======      =======      =======

      The provision for income taxes for 2003 includes the effect of a 2003 change in New York State law with respect to the taxation of non-life insurance companies. This change eliminated state income taxes for all non-life insurance companies and increased the premium tax rate from 1.3% to 2.0%. As a result, the Company reduced its deferred tax liability with respect to New York State income taxes to $0, and recorded a one-time benefit, net of federal income taxes, to its income tax provision of $505,000 during 2003.

      Deferred tax (liabilities) assets are comprised of the following:

                                                                December 31,
                                                           ---------------------
                                                             2002         2003
                                                             ----         ----
                                                               (in thousands)
      Deferred policy acquisition costs                    $(3,525)     $(2,932)
      Unrealized investment gains                           (1,248)        (449)
      Bond discounts                                          (739)        (644)
      Salvage and subrogation                                 (233)        (154)
      Other                                                    (26)         (23)
                                                           -------      -------
      Total deferred tax liabilities                        (5,771)      (4,202)
                                                           -------      -------

      Discounting of reserve for losses and
          loss adjustment expenses                           6,736        6,102
      Unearned premiums                                      2,344        2,280
      State income taxes                                       260           --
      Other                                                    626          317
                                                           -------      -------
      Total deferred tax assets                              9,966        8,699
                                                           -------      -------
          Net deferred income taxes                        $ 4,195      $ 4,497
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

8.    Stockholders' Equity

      Dividends

      The Company depends on dividends from its subsidiary, MNH, to pay cash dividends to its stockholders and to meet its expenses. MNH is subject to New Hampshire state insurance laws which restrict its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of an insurer's policyholders' surplus as of the preceding December 31. The maximum amount of dividends that MNH could pay during any twelve-month period ending in 2004 without the prior approval of the New Hampshire Insurance Commissioner is $5,767,000.

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

      In accounting for the Plan, the Company remains under the expense recognition provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" but follows the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock Based Compensation". No options were granted in 2001, 2002 or 2003 and, therefore, no compensation expense was recognized in those years.

      A summary of the status of the Company's outstanding options as of December 31, 2001, 2002 and 2003, and changes during the years ending on those dates is presented below:

                                          2001                             2002                         2003
                               --------------------------      -------------------------      -------------------------
                                                 Weighted                       Weighted                       Weighted
                                                  Average                       Average                         Average
                                 Options         Exercise        Options        Exercise        Options        Exercise
                               Outstanding        Price        Outstanding       Price        Outstanding        Price
                               -----------        -----        -----------       -----        -----------        -----
      Beginning
         of year                  45,500          $19.84          35,500         $21.00          35,500         $21.00
       Granted                        --              --              --             --              --             --
       Exercised                  (8,000)          14.38              --             --              --             --
       Forfeited                  (2,000)          21.00              --             --              --             --
                                  ------                          ------                         ------
       End of year                35,500           21.00          35,500          21.00          35,500          21.00
                                  ======                          ======                         ======
       Options
         exercisable
         at year-end              35,500           21.00          35,500          21.00          35,500          21.00
                                  ======                          ======                         ======

      The following table summarizes information about the Company's outstanding stock options at December 31, 2003:

                   Number                Remaining           Average             Number
                Outstanding             Contractual          Exercise          Exercisable
                at 12/31/03            Life in Years          Price           at 12/31/03
                -----------            -------------          -----           -----------
                  35,500                     2.1             $21.00              35,500
                  ======                                                         ======

      Common stock repurchases

      During 2001 and 2002, the Company repurchased 214,300 and 114,300 shares of its common stock, respectively. There were no common stock repurchases in 2003. The Company was holding 1,139,700 of these shares in treasury at December 31, 2003.

      Preferred stock

      The Company's Preferred stock, no par value, $424.30 stated value, consists of 10,000 shares authorized; no shares were issued or outstanding at December 31, 2002 or December 31, 2003. The Company also has 3,000,000 shares of $.01 par value preferred stock which is authorized and unissued.

9.    Earnings Per Share

      The computations for basic and diluted earnings per share are as follows:

                                                               Year Ended December 31,
                                                               -----------------------
                                                         2001            2002            2003
                                                         ----            ----            ----
                                                        (in thousands except per share amounts)
      Basic:
      Net income                                        $  821          $2,538          $4,365
      Weighted average shares outstanding                2,343           2,125           2,110
      Basic earnings per share                          $  .35          $ 1.19          $ 2.07

      Diluted:
      Net income                                        $  821          $2,538          $4,365
      Weighted average shares outstanding                2,343           2,125           2,110
      Plus incremental shares from assumed
          conversion of stock options                       --               4               1
                                                        ------          ------          ------
      Weighted average shares
          outstanding-adjusted                           2,343           2,129           2,111
                                                        ======          ======          ======
      Diluted earnings per share                        $  .35          $ 1.19          $ 2.07
                                                        ======          ======          ======

10.   Benefit Programs

      Mutual maintains a capital accumulation plan which is a profit sharing plan under Section 401(a) of the Internal Revenue Code that covers all employees who have completed six months of service. Mutual matches at least 15% and up to 100% of employee contributions, based on the combined net operating profits of Mutual and MNH. Additional contributions may be made at the discretion of the Board of Directors of Mutual. Under the terms of the management agreement, the Company's portion of the total contribution was $486,000 and $370,000 for the years ended December 31, 2001 and 2002, respectively. The portion of the 2003 service fees charged to the Company by Mutual relating to Mutual's contribution to its capital accumulation plan was $414,000.

      In 2002, Mutual established a supplemental executive compensation plan covering certain employees. Under terms of the management agreement, the Company's portion of the total contribution related to this plan was $50,000 for the year ended December 31, 2002. The portion of the 2003 service fees charged to the Company by Mutual relating to Mutual's contribution to its supplemental executive compensation plan was $59,000.

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

      In addition to the foregoing, MNH may be a defendant from time to time in a number of other legal proceedings in the ordinary course of its business. Management of the Company is of the opinion that the ultimate aggregate liability, if any, resulting from such proceedings will not materially affect the financial condition of MNH or the Company.