Form 10-Q
period 2004-03-31
MERCHANTS GROUP INC
filed 2004-05-14
CIK 803027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

                                  -------------

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
                                       OR
             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ________ TO ________.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2004: 2,114,152 SHARES OF COMMON STOCK.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (in thousands)

                                                          December 31,  March 31,
                                                              2003        2004
                                                            --------    --------
                                                                  (unaudited)
                          Assets

Investments:
  Fixed maturities:
    Available for sale at fair value (amortized cost
        $192,315 in 2003 and $202,639 in 2004)               193,805     205,648
  Preferred stock at fair value                                5,797       5,707
  Other long-term investments at fair value                    2,167       2,167
  Short-term investments                                       1,118       2,994
                                                            --------    --------

             Total investments                               202,887     216,516

Cash                                                              23           4
Interest due and accrued                                       1,260       1,258
Premiums receivable, net of allowance for doubtful
    accounts of $278 in 2003 and $299 in 2004                 16,677      14,766
Deferred policy acquisition costs                              8,623       7,332
Reinsurance recoverable on paid and unpaid losses             22,715      20,291
Prepaid reinsurance premiums                                   3,066       3,759
Income taxes receivable                                          881         614
Deferred income taxes                                          4,497       3,976
Other assets                                                  11,637      11,975
                                                            --------    --------

             Total assets                                   $272,266    $280,491
                                                            ========    ========

               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                       (in thousands except share amounts)

                                                             December 31,   March 31,
                                                                2003           2004
                                                              ---------     ---------
                                                                           (unaudited)
        Liabilities and Stockholders' Equity

Liabilities:
    Reserve for losses and loss adjustment expenses           $ 146,474     $ 141,312
    Unearned premiums                                            36,176        31,930
    Payable to affiliate                                          2,090         9,406
    Payable for securities                                            -        10,839
    Other liabilities                                            17,267        15,132
                                                              ---------     ---------

             Total liabilities                                  202,007       208,619
                                                              ---------     ---------

Stockholders' equity:
    Common stock, 10,000,000 shares authorized, 2,110,152
        shares issued and outstanding at December 31, 2003
        and 2,114,152 shares issued and outstanding at
        March 31, 2004                                               32            33
    Additional paid in capital                                   35,795        35,878
    Treasury stock, 1,139,700 shares at December 31, 2003
        and March 31, 2004                                      (22,766)      (22,766)
    Accumulated other comprehensive income                          750         1,679
    Accumulated earnings                                         56,448        57,048
                                                              ---------     ---------
             Total stockholders' equity                          70,259        71,872
                                                              ---------     ---------

Commitments and contingent liabilities                                -             -

             Total liabilities and stockholders' equity       $ 272,266     $ 280,491
                                                              =========     =========

               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (in thousands except per share amounts)

                                                            Three Months
                                                           Ended March 31,
                                                          2003       2004
                                                         -------    -------
                                                            (unaudited)
Revenues:
    Net premiums earned                                  $16,141    $14,069
    Net investment income                                  2,331      2,054
    Net realized investment gains                            116        377
    Other revenues                                            33        166
                                                         -------    -------
             Total revenues                               18,621     16,666
                                                         -------    -------

Expenses:
    Net losses and loss adjustment expenses               12,917     10,089
    Amortization of deferred policy acquisition costs      4,206      3,658
    Other underwriting expenses                            1,177      1,789
                                                         -------    -------
             Total expenses                               18,300     15,536
                                                         -------    -------

Income before income taxes                                   321      1,130
Income tax provision                                         105        319
                                                         -------    -------
             Net income                                  $   216    $   811
                                                         =======    =======

Basic and diluted earnings per share                     $   .10    $   .38
                                                         =======    =======

Weighted average shares outstanding:
    Basic                                                  2,110      2,112
    Diluted                                                2,113      2,116

               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                 (in thousands)

                                                      Three Months
                                                     Ended March 31,
                                                    2003         2004
                                                   -------     -------
                                                       (unaudited)
Net income                                         $   216     $   811
                                                   -------     -------
Other comprehensive income (loss) before taxes:
    Unrealized gains (losses) on securities           (751)      1,784
    Reclassification adjustment
        for gains included in net income              (116)       (377)
                                                   -------     -------
Other comprehensive income (loss) before taxes        (867)      1,407
Income taxes (benefit) related to items
    of other comprehensive income (loss)              (335)        478
                                                   -------     -------
Other comprehensive income (loss)                     (532)        929
                                                   -------     -------

Comprehensive income (loss)                        $  (316)    $ 1,740
                                                   =======     =======

               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (in thousands)

                                                     Three Months
                                                     Ended March 31,
                                                    2003         2004
                                                  --------     --------
                                                      (unaudited)
Common stock:
    Beginning of period                           $     32     $     32
    Exercise of common stock options                     -            1
                                                  --------     --------
    End of period                                       32           33
                                                  --------     --------

Additional paid in capital:
    Beginning of period                             35,795       35,795
    Exercise of common stock options                     -           83
                                                  --------     --------
    End of period                                   35,795       35,878
                                                  --------     --------

Treasury stock beginning and end:                  (22,766)     (22,766)
                                                  --------     --------

Accumulated other comprehensive income (loss):
    Beginning of period                              1,937          750
    Other comprehensive income (loss)                 (532)         929
                                                  --------     --------
    End of period                                    1,405        1,679
                                                  --------     --------

Accumulated earnings:
    Beginning of period                             52,926       56,448
    Net income                                         216          811
    Cash dividends                                    (210)        (211)
                                                  --------     --------
    End of period                                   52,932       57,048
                                                  --------     --------

             Total stockholders' equity           $ 67,398     $ 71,872
                                                  ========     ========

               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (in thousands)

                                                             Three Months
                                                            Ended March 31,
                                                           2003         2004
                                                         --------     --------
                                                              (unaudited)
Cash flows from operations:
    Collection of premiums                               $ 12,852     $ 11,222
    Payment of losses and loss adjustment expenses        (14,162)     (14,256)
    Payment of other underwriting expenses                 (6,959)      (6,274)
    Investment income received                              2,372        2,115
    Investment expenses paid                                  (74)         (73)
    Income taxes paid                                        (145)         (10)
    Other                                                      33          166
                                                         --------     --------
        Net cash used in operations                        (6,083)      (7,110)
                                                         --------     --------

Cash flows from investing activities:
    Proceeds from fixed maturities sold or matured         34,066        8,330
    Purchase of fixed maturities                          (30,903)     (18,284)
    Net decrease in preferred stock                         1,500            -
    Net increase in other long-term investments               (30)           -
    Net (increase) decrease in short-term investments       1,420       (1,876)
    Increase in payable for securities                          -       10,839
    Decrease in receivable for securities                       -          893
                                                         --------     --------
        Net cash provided by investing activities           6,053          (98)
                                                         --------     --------

Cash flows from financing activities:
    Settlement of affiliate balances                          237        7,316
    Exercise of common stock options                            -           84
    Cash dividends                                           (210)        (211)
                                                         --------     --------
        Net cash provided by financing activities              27        7,189
                                                         --------     --------

        Decrease in cash                                       (3)         (19)

Cash:
    Beginning of period                                         9           23
                                                         --------     --------
    End of period                                        $      6     $      4
                                                         ========     ========

               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    RECONCILIATION OF NET INCOME TO NET CASH

                               USED IN OPERATIONS

                                 (in thousands)

                                                              Three Months
                                                             Ended March 31,
                                                        2003              2004
                                                       -------          -------
                                                             (unaudited)
Net income                                             $   216          $   811

Adjustments:
    Amortization (accretion), net                           12              (14)
    Realized investment gains                             (116)            (377)

(Increase) decrease in assets:
    Interest due and accrued                               (45)               2
    Premiums receivable                                 (1,997)           1,911
    Deferred policy acquisition costs                      284            1,291
    Ceded reinsurance balances receivable                    4            2,424
    Prepaid reinsurance premiums                           171             (693)
    Income taxes receivable                                  -              267
    Deferred income taxes                                   24               42
    Other assets                                          (252)          (1,231)

Increase (decrease) in liabilities:
    Reserve for losses and loss adjustment expenses     (1,156)          (5,162)
    Unearned premiums                                   (1,465)          (4,246)
    Other liabilities                                   (1,763)          (2,135)
                                                       -------          -------

             Net cash used in operations               $(6,083)         $(7,110)
                                                       =======          =======

               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation and Basis of Presentation

The consolidated balance sheet as of March 31, 2004 and the related consolidated statements of operations, of comprehensive income, of changes in stockholders' equity and of cash flows for the three months ended March 31, 2003 and 2004, respectively, are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of financial position and results of operations. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of Merchants Group, Inc. (the Company), its wholly-owned subsidiary, Merchants Insurance Company of New Hampshire, Inc. (MNH), and M.F.C. of New York, Inc., an inactive premium finance company which is a wholly-owned subsidiary of MNH. The accompanying consolidated financial statements should be read in conjunction with the following notes and the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) which differ in some respects from those followed in reports to insurance regulatory authorities. All significant intercompany balances and transactions have been eliminated.

2. Related Party Transactions

With the exception of the individual who serves as both the President of the Company and the Chief Operating Officer of MNH, the Company and MNH have no paid employees. Under a management agreement dated September 26, 1986 (the Management Agreement), Merchants Mutual Insurance Company (Mutual), which owned 12.1% of the Company's common stock at March 31, 2004, provided the Company and MNH with the facilities, management and personnel required to manage their day-to-day business through December 31, 2002. All underwriting, administrative, claims and investment expenses incurred on behalf of Mutual and MNH were shared on an allocated cost basis. Effective January 1, 2003, the Company, MNH and Mutual entered into a new agreement (the Services Agreement) for Mutual to provide underwriting, administrative, claims and investment services to the Company and MNH and to manage the traditional property and casualty insurance business of MNH on substantially the same terms as under the Management Agreement. As of January 1, 2003 MNH and Mutual entered into a reinsurance pooling agreement (the Reinsurance Pooling Agreement) that provides for the pooling, or sharing, of the insurance business traditionally written by Mutual and MNH. The Reinsurance Pooling Agreement applies to premiums earned and losses incurred on or after its effective date. The terms of these agreements are more fully described in the Company's Annual Report of Form 10-K for the year ended December 31, 2003.

3. Earnings Per Share

Basic and diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. For diluted earnings per share, the weighted average number of shares outstanding was increased by the assumed exercise of options for 31,500 and 35,500 shares of common stock in the three month periods ending March 31, 2004 and 2003, respectively, which would have resulted in 4,859 and 2,745 additional shares outstanding for the three month periods ending March 31, 2004 and 2003, respectively, assuming the proceeds to the Company from exercise were used to purchase shares of the Company's common stock at its average market value per share during the quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 2004 As Compared to the Three Months Ended March 31, 2003

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

Total revenues for the three months ended March 31, 2004 were $16,666,000, a decrease of $1,955,000 or 10% from $18,621,000 for the three months ended March 31, 2003.

Results of operations for the three months ended March 31, 2004 and 2003 reflect the effects of the Services Agreement and the Reinsurance Pooling Agreement among the Company and its wholly-owned insurance subsidiary, Merchants Insurance Company of New Hampshire, Inc. (MNH) and Merchants Mutual Insurance Company (Mutual), effective January 1, 2003. The Services Agreement calls for Mutual to provide underwriting, administrative, claims and investment services to the Company and MNH. The Reinsurance Pooling Agreement provides for the pooling, or sharing, of insurance business traditionally written by Mutual and MNH on or after the effective date. MNH's share of pooled (combined Mutual and MNH) premiums earned and losses and loss adjustment expenses (LAE) for 2004 in accordance with the Reinsurance Pooling Agreement is 35%. MMH's share of pooled premiums earned and losses and LAE was 40% in 2003. The Reinsurance Pooling Agreement pertains to premiums earned and incurred losses and LAE. Direct premiums written by MNH and Mutual are not pooled.

Total combined Mutual and MNH or "group-wide" direct premiums written (DWP) for the three months ended March 31, 2004 were $45,103,000, an increase of $4,349,000 or 11% from $40,754,000 in 2003. The Company's pro-forma share of combined direct premiums written in 2004, in accordance with the Reinsurance Pooling Agreement, was $15,786,000 compared to $16,302,000 in 2003. The table below shows a comparison of direct premiums written by major category in 2004 and 2003:

                                                 Group-wide DWP                          MNH Pro-forma Share
                                                 --------------                          -------------------
                                               Three months ended                        Three months ended
                                                   March 31,                                   March 31,
                                                   --------                                    ---------
                                               2004        2003      Variance             2004         2003      Variance
                                               ----        ----      --------             ----         ----      --------
                                                  (000's omitted)                            (000's omitted)
Voluntary Personal Lines                     $12,556      $15,212      (17%)             $ 4,395      $ 6,085     (28%)
Voluntary Commercial Lines                    31,662       23,682       34%               11,082        9,473      17%
Involuntary                                      885        1,860      (52%)                 309          744     (58%)
                                             -------      -------                        -------      -------
Total Direct Written Premiums                $45,103      $40,754       11%              $15,786      $16,302      (3%)
                                             =======      =======                        =======      =======

The 17% decrease in group-wide voluntary personal lines direct premiums written resulted from a 21% decrease in private passenger automobile (PPA) direct premiums written and a 5% decrease in homeowners direct premiums written. The decrease in PPA direct premiums written is the result of the companies' policy, implemented in 2002, not to write new policies in certain jurisdictions and of the approval of the companies' plan to withdraw from the New Jersey PPA market by the New Jersey Department of Banking and Insurance which was effective in June 2003. As a result, voluntary PPA policies in force at March 31, 2004 were 26,438, a decrease of 7,159, or 21%, from 33,597 at March 31, 2003.

Group-wide voluntary commercial lines direct premiums written increased $7,980,000 or 34% to $31,662,000 for the three months ended March 31, 2004, from $23,682,000 for the three months ended March 31, 2003. Approximately 60% of this increase ($4,800,000) resulted from a monoline commercial umbrella program introduced by Mutual in the fourth quarter of 2003 (the Umbrella Program). The Umbrella Program is marketed exclusively through one independent agent and approximately 95% of the premiums related to these policies are reinsured with an "A+" rated national reinsurer through a quota share reinsurance treaty. There were no similar direct premiums written in the three months ended March 31, 2003 as the program was initiated during the fourth quarter of 2003.

The remainder of the increase in commercial lines direct premiums written resulted from period to period increases in every group-wide commercial line of business. The average premium per group-wide, non-Umbrella Program commercial lines policy increased 9% from the year earlier period while total non-Umbrella Program commercial lines policies in force at March 31, 2004 were 31,309, substantially unchanged from 31,322 at March 31, 2003.

The 52% decrease in group-wide involuntary written premiums, which consist primarily of involuntary PPA insurance, resulted primarily from a decrease in group-wide assignments from the New York Automobile Insurance Plan (NYAIP). NYAIP assignments decreased to $623,000 for the three months ended March 31, 2004 compared to $1,389,000 for the three months ended March 31, 2003. The NYAIP provides coverage for individuals who are unable to obtain auto insurance in the voluntary market. Assignments from the NYAIP vary depending upon a company's PPA market share and the size of the NYAIP. The Company is unable to predict the volume of future assignments from the NYAIP.

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

Group-wide total direct premiums written excluding the Umbrella Program decreased 1% as compared to the year earlier period.

Group-wide pooled net premiums written for 2004 were $37,910,000, a decrease of $448,000, or 1% from $38,358,000 for the three months ended March 31, 2003. This decrease resulted from the 1% decrease in non-Umbrella Program group-wide direct premiums written. The Company's share of 2004 pooled net premiums written was $9,130,000, a decrease of $5,717,000, or 39%, from $14,847,000 in 2003.

The Company's share of pooled net premiums earned in accordance with the Reinsurance Pooling Agreement for the three months ended March 31, 2004 was $14,069,000, compared to $16,141,000 for the three months ended March 31, 2003. This $2,072,000, or 13%, decrease in net premiums earned resulted primarily from the 5 percentage point decrease in the Company's participation in the Reinsurance Pooling Agreement.

Net investment income was $2,054,000 for the three months ended March 31, 2004, a decrease of 12% from $2,331,000 for the three months ended March 31, 2003. The average pre-tax yield on the investment portfolio decreased 39 basis points to 4.3% for the three months ended March 31, 2004 from the three months ended March 31, 2003. Average invested assets for the three months ended March 31, 2004 were substantially unchanged from the year earlier period.

Net losses and LAE were $10,089,000 for the three months ended March 31, 2004, a decrease of $2,828,000, or 22%, from $12,917,000 for the three months ended March 31, 2003. The loss and LAE ratio decreased to 71.7% for the three months ended March 31, 2004 from 80.0% for the three months ended March 31, 2003. Approximately 7.3 percentage points of the decrease in the loss and LAE ratio relates to an improvement in the loss and LAE ratio for the 2004 accident year (losses occurring in the first quarter of 2004) compared to the 2003 accident year (losses occurring in the first quarter of 2003).

The ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned increased to 38.7% for the three months ended March 31, 2004 from 33.3% for the three months ended March 31, 2003. During 2004 the Company recorded as other underwriting expenses $116,000 of amortization of NYAIP territorial credits (described above), compared to $7,000 in 2003. Other underwriting expenses also included $344,000 (2.4 percentage points of the expense ratio) of retrospective commissions related to the Reinsurance Pooling Agreement. The commissions are owed to Mutual based on a decrease during the first quarter of 2004 in the estimated cumulative loss and LAE ratio since the inception of the Reinsurance Pooling Agreement, and primarily represent the reversal of contingent commissions earned by MNH from Mutual during 2003. There were no similar amounts either positive or negative, recorded in the first quarter of 2003. Other underwriting expenses for 2004 also reflect the effect of a May 2003 change in New York law, which increased the premium tax rate from 1.3% to 2.0%. The impact of this change on 2004 was approximately $68,000 and added .5 percentage points to the Company's expense ratio. Commissions, premium taxes and other state assessments that vary directly with the Company's premium volume represented 18.7% of net premiums earned in the three months ended March 31, 2004 compared to 20.9% in the three months ended March 31, 2003.

The Company's effective income tax rates for the three months ended March 31, 2004 and 2003 were 28.2% and 32.7%, respectively. These rates were calculated based upon the Company's estimates of the effective income tax rate for each full year. The decrease in the effective income tax rate was primarily due to an increase in tax exempt income as a percentage of pre-tax income.

Liquidity and Capital Resources

Historically, when developing its investment strategy the Company determines a level of cash and short-term investments which, when combined with expected cash flow, is estimated to be adequate to meet expected cash obligations. Due to declining written premiums however, the Company's operating activities have resulted in a use of cash each year since 2001. The Company's decreasing participation percentage in the pooled business over the remaining years of the Reinsurance Pooling Agreement will likely result in future negative cash flows from operations. The Company believes that careful management of the relationship between assets and liabilities will minimize the likelihood that investment portfolio sales will be necessary to fund insurance operations, and that the effect of any such sale on the Company's stockholders' equity will not be material.

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

The Company designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as accumulated other comprehensive income within stockholders' equity. At March 31, 2004, the Company recorded as accumulated other comprehensive income in its Consolidated Balance Sheet $1,679,000 of unrealized gains, net of taxes, associated with its investments classified as available for sale.

At March 31, 2004, the Company's portfolio of fixed maturity investments represented 95.0% of invested assets. Management believes that this level of fixed maturity investments is consistent with the Company's liquidity needs because it anticipates that cash receipts from net premiums written and investment income will enable the Company to satisfy its cash obligations. Furthermore, a portion of the Company's fixed maturity investments are invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide monthly paydowns of bond principal.

At March 31, 2004 $126,576,000, or 61.6%, of the Company's fixed maturity portfolio was invested in mortgage-backed and other asset-backed securities. The Company invests in a variety of collateralized mortgage obligation ("CMO") products but has not invested in the derivative type of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company's CMO investments have a secondary market and their effect on the Company's liquidity does not differ from that of other fixed maturity investments.

At March 31, 2004 $1,486,000, or .7%, of the Company's investment portfolio was invested in non-investment grade securities compared to $3,992,000, or 2.0%, at March 31, 2003.

The Company has arranged for a $2,000,000 unsecured credit facility from a bank. Any borrowings under this facility are payable on demand and carry an interest rate which can be fixed or variable and is negotiated at the time of each advance. This facility is available for general working capital purposes and for repurchases of the Company's common stock. At March 31, 2004 no amount was outstanding on this loan.

As a holding company, the Company is dependent on cash dividends from MNH to meet its obligations and to pay any cash dividends. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's statutory policyholders' surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve month period ending in 2004 without the prior approval of the New Hampshire Insurance Commissioner is $5,767,000. MNH paid $1,200,000 of dividends to the Company in 2003. Dividend payments of $600,000 were made in April 2003 and November 2003. The Company paid cash dividends to its common stockholders of $.10 per share in the first quarter of 2004 amounting to $211,000. On May 5, 2004 the Company declared a quarterly cash dividend of $.10 per share payable on June 4, 2004 to shareholders of record as of the close of business on May 19, 2004.

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

Regulatory guidelines suggest that the ratio of a property-casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. MNH has consistently followed a business strategy that would allow it to meet this 3 to 1 regulatory guideline. For the first three months of 2004, MNH's ratio of net premiums written to statutory surplus, annualized for a full year, was .6 to 1.

Relationship with Mutual

The Company's and MNH's business and day-to-day operations are closely aligned with those of Mutual. This is the result of a combination of factors. Mutual has had a historical ownership interest in the Company and MNH. Prior to November 1986 MNH was a wholly-owned subsidiary of Mutual. Following the Company's initial public offering in November 1986 and until a secondary stock offering in July 1993 the Company was a majority-owned subsidiary of Mutual. Mutual currently owns 12.1% of the Company's common stock. Under the Services Agreement, Mutual provides the Company and MNH with all facilities and personnel to operate their business. With the exception of the individual who serves as President of the Company and the Chief Operating Officer of MNH, the only other officers of the Company or MNH are employees of Mutual whose services are provided to, and paid for by, the Company and MNH through the Services Agreement. Also, the operation of MNH's insurance business, which offers substantially the same lines of insurance as Mutual through the same independent insurance agents, creates a very close relationship among the Companies.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the potential for loss due to changes in the fair value of financial instruments. The market risk related to the Company's financial instruments primarily relates to its investment portfolio. The value of the Company's investment portfolio of $216,516,000 at March 31, 2004 is subject to changes in interest rates and to a lesser extent on credit quality. Further, certain mortgage-backed and asset-backed securities are exposed to accelerated prepayment risk generally caused by interest rate movements. If interest rates were to decline, mortgage holders would be more likely to refinance existing mortgages at lower rates. Acceleration of future repayments could adversely affect future investment income, if reinvestment of the accelerated receipts was made in lower yielding securities.

The following table provides information related to the Company's fixed maturity investments at March 31, 2004. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based upon the maturity date or, in the case of mortgage-backed and asset-backed securities, expected payment patterns. Actual cash flows could differ from those shown in the table.

Fixed Maturities

Expected Cash Flows of Principal Amounts ($ in 000's):

                                                                                                                       TOTAL
                                                                                                                             Esti-
                                                                                                                 Amor-       mated
                                                                                                   There-        tized       Market
                                   2004         2005         2006         2007         2008        after         Cost        Value
                                   ----         ----         ----         ----         ----        -----         -----       -----
Available for Sale

U.S. Treasury securities and
       obligations of U.S.
       Government corporations
       and agencies              $      0     $  5,142     $      0     $      0     $  3,007     $      0     $  8,149    $  8,411
    Average interest rate             0.0%         3.9%         0.0%         0.0%         3.2%         0.0%         ---         ---
Obligations of states and
       political subdivisions       1,399        8,494        9,632        3,889       15,151        4,985       43,550      43,963
    Average interest rate             4.1%         3.2%         3.4%         4.3%         3.9%         4.2%         ---         ---
Corporate securities                2,169       18,631            0            0        3,237        2,037       26,074      26,698
    Average interest rate             5.4%         4.3%         0.0%         0.0%         3.7%         4.8%         ---         ---
Mortgage & asset
       backed securities           22,628       29,285       25,673       16,140        2,869       28,271      124,866     126,576
    Average interest rate             5.1%         5.1%         5.1%         5.1%         5.2%         5.3%         ---         ---
                                 --------     --------     --------     --------     --------     --------     --------    --------
Total                            $ 26,196     $ 61,552     $ 35,305     $ 20,029     $ 24,264     $ 35,293     $202,639    $205,648
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

         (d) Casualty Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and American Reinsurance Company (incorporated by reference to Exhibit 10(f) to the Company's 2002 Annual Report on Form 10-K filed on March 31,
                  2002).

         (e) Endorsement to the Casualty Excess of Loss Reinsurance agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and American Reinsurance Company dated September 29, 2003 (incorporated by reference to Exhibit 10 (f) to the Company's 2003 Quarterly Report on Form 10-Q filed on November 13,
                  2003).

         (f) Property Per Risk Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and American Reinsurance Company (incorporated by reference to Exhibit 10(g) to the Company's 2002 Annual Report on Form 10-K filed on March 31,
                  2002).

         (g) Endorsement to the Property Per Risk Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and American Reinsurance Company dated September 24, 2003 (incorporated by reference to Exhibit 10(h) to the Company's 2003 Quarterly Report on Form 10-Q filed on November 13,
                  2003).

         (h) Property Catastrophe Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and the various reinsurers as identified by the Interest and Liabilities Agreements attaching to and forming part of this Agreement (incorporated by reference to Exhibit 10(g) to the Company's 2003 Quarterly Report on Form 10-Q filed on November 13,
                  2003).

         (i) Quota Share Reinsurance Treaty Agreement between Merchants Insurance Company of New Hampshire, Inc. and The Subscribing Underwriting Members of Lloyd's, London specifically identified on the schedules attached to this agreement dated January 1, 2000 (incorporated by reference to Exhibit 10h to the Company's 2000 Annual Report on Form 10-K filed on March 28, 2001).

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

         *(r) Employment Agreement between Stephen C. June and Merchants Insurance Company of New Hampshire, Inc. dated as of April 1, 2002 (incorporated by reference to Exhibit 10u to the Company's 2001 Annual Report on Form 10-K filed on March 27,
                  2002).

         11       Statement re computation of per share earnings - N/A.

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

         (b)      Reports on Form 8-K.

On April 30, 2004, the Company filed a Form 8-K reporting the issuance of a press release announcing results for the quarter ended March 31, 2004.

On May 6, 2004, the Company filed a Form 8-K reporting the issuance of a press release announcing the declaration of the Company's regular quarterly common stock dividend.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MERCHANTS GROUP, INC.
                                              (Registrant)

Date: May 14, 2004                            By:/s/ Kenneth J. Wilson
                                                 ---------------------
                                              Kenneth J. Wilson
                                              Chief Financial Officer and
                                              Treasurer (duly authorized
                                              officer of the registrant and
                                              chief accounting officer)