Form 10-Q
period 2004-06-30
MERCHANTS GROUP INC
filed 2004-08-10
CIK 803027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

                                  -------------

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of July 30, 2004:       2,114,152 SHARES OF COMMON STOCK.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (in thousands)

                                                             December 31,       June 30,
                                                                2003              2004
                                                                ----              ----
                                                                               (unaudited)
                          Assets

Investments:
  Fixed maturities:
    Available for sale at fair value (amortized cost
        $192,315 in 2003 and $190,741 in 2004)                $193,805          $187,813
  Preferred stock at fair value                                  5,797             5,698
  Other long-term investments at fair value                      2,167             2,182
  Short-term investments                                         1,118             3,014
                                                              --------          --------

             Total investments                                 202,887           198,707

Cash                                                                23                 4
Interest due and accrued                                         1,260             1,130
Premiums receivable, net of allowance for doubtful
    accounts of $278 in 2003 and $328 in 2004                   16,677            16,288
Deferred policy acquisition costs                                8,623             7,650
Reinsurance recoverable on paid and unpaid losses               22,715            19,085
Prepaid reinsurance premiums                                     3,066             4,702
Income taxes receivable                                            881               551
Deferred income taxes                                            4,497             5,791
Other assets                                                    11,637             9,928
                                                              --------          --------

             Total assets                                     $272,266          $263,836
                                                              ========          ========

               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                       (in thousands except share amounts)

                                                                                    December 31,         June 30,
                                                                                       2003                2004
                                                                                       ----                ----
                                                                                                        (unaudited)
        Liabilities and Stockholders' Equity

Liabilities:
    Reserve for losses and loss adjustment expenses                                  $ 146,474           $ 136,177
    Unearned premiums                                                                   36,176              34,106
    Payable to affiliate                                                                 2,090                 458
    Payable for securities                                                                   -               8,382
    Other liabilities                                                                   17,267              15,425
                                                                                     ---------           ---------

             Total liabilities                                                         202,007             194,548
                                                                                     ---------           ---------

Stockholders' equity:
    Common stock, 10,000,000 shares authorized, 2,110,152 shares issued and outstanding at December 31, 2003 and 2,114,152 shares issued and
        outstanding at June 30, 2004                                                        32                  33
    Additional paid in capital                                                          35,795              35,878
    Treasury stock, 1,139,700 shares at December 31, 2003
        and June 30, 2004                                                              (22,766)            (22,766)
    Accumulated other comprehensive income (loss)                                          750              (2,246)
    Accumulated earnings                                                                56,448              58,389
                                                                                     ---------           ---------
             Total stockholders' equity                                                 70,259              69,288
                                                                                     ---------           ---------

Commitments and contingent liabilities                                                       -                   -

             Total liabilities and stockholders' equity                              $ 272,266           $ 263,836
                                                                                     =========           =========

               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (in thousands except per share amounts)

                                                              Three Months                        Six Months
                                                              Ended June 30,                     Ended June 30,
                                                           2003             2004            2003             2004
                                                           ----             ----            ----             ----
                                                                                (unaudited)
Revenues:
    Net premiums earned                                  $16,215          $14,364          $32,356          $28,433
    Net investment income                                  2,183            1,965            4,514            4,019
    Net realized investment gains                          2,050               93            2,166              470
    Other revenues                                           124               97              157              263
                                                         -------          -------          -------          -------
             Total revenues                               20,572           16,519           39,193           33,185
                                                         -------          -------          -------          -------
Expenses:
    Net losses and loss adjustment expenses               12,351            9,152           25,268           19,241
    Amortization of deferred policy acquisition
       costs                                               4,225            3,739            8,431            7,397
    Other underwriting expenses                            1,187            1,670            2,364            3,459
                                                         -------          -------          -------          -------
             Total expenses                               17,763           14,561           36,063           30,097
                                                         -------          -------          -------          -------

Income before income taxes                                 2,809            1,958            3,130            3,088
Income tax provision                                         286              408              391              727
                                                         -------          -------          -------          -------
             Net income                                  $ 2,523          $ 1,550          $ 2,739          $ 2,361
                                                         =======          =======          =======          =======

Earnings per share:
    Basic                                                $  1.20          $   .73          $  1.30          $  1.12
                                                         =======          =======          =======          =======
    Diluted                                              $  1.20          $   .73          $  1.30          $  1.11
                                                         =======          =======          =======          =======
Weighted average shares outstanding:
    Basic                                                  2,110            2,114            2,110            2,113
    Diluted                                                2,110            2,119            2,111            2,118

               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                 (in thousands)

                                                                Three Months                        Six Months
                                                               Ended June 30,                     Ended June 30,
                                                           2003              2004             2003              2004
                                                           ----              ----             ----              ----
                                                                                 (unaudited)
Net income                                               $ 2,523           $ 1,550           $ 2,739           $ 2,361
                                                         -------           -------           -------           -------
Other comprehensive income (loss) before taxes:
    Unrealized gains (losses) on securities                3,092            (5,853)            2,341            (4,069)
    Reclassification adjustment
        for gains included in net income                  (2,050)              (93)           (2,166)             (470)
                                                         -------           -------           -------           -------
Other comprehensive income (loss) before taxes             1,042            (5,946)              175            (4,539)
Income taxes (benefit) related to items
    of other comprehensive income (loss)                     394            (2,021)               59            (1,543)
                                                         -------           -------           -------           -------
Other comprehensive income (loss)                            648            (3,925)              116            (2,996)
                                                         -------           -------           -------           -------

Comprehensive income (loss)                              $ 3,171           $(2,375)          $ 2,855           $  (635)
                                                         =======           =======           =======           =======

               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (in thousands)

                                                                Six Months
                                                              Ended June 30,
                                                          2003               2004
                                                          ----               ----
                                                                (unaudited)
Common stock:
    Beginning of period                                 $     32           $     32
    Exercise of common stock options                           -                  1
                                                        --------           --------
    End of period                                             32                 33
                                                        --------           --------

Additional paid in capital:
    Beginning of period                                   35,795             35,795
    Exercise of common stock options                           -                 83
                                                        --------           --------
    End of period                                         35,795             35,878
                                                        --------           --------

Treasury stock beginning and end:                        (22,766)           (22,766)
                                                        --------           --------

Accumulated other comprehensive income (loss):
    Beginning of period                                    1,937                750
    Other comprehensive income (loss)                        116             (2,996)
                                                        --------           --------
    End of period                                          2,053             (2,246)
                                                        --------           --------

Accumulated earnings:
    Beginning of period                                   52,926             56,448
    Net income                                             2,739              2,361
    Cash dividends                                          (422)              (420)
                                                        --------           --------
    End of period                                         55,243             58,389
                                                        --------           --------

             Total stockholders' equity                 $ 70,357           $ 69,288
                                                        ========           ========

               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (in thousands)

                                                                            Six Months
                                                                          Ended June 30,
                                                                      2003               2004
                                                                      ----               ----
                                                                            (unaudited)
Cash flows from operations:
    Collection of premiums                                          $ 29,790           $ 25,244
    Payment of losses and loss adjustment expenses                   (26,678)           (25,446)
    Payment of other underwriting expenses                           (12,438)           (11,271)
    Investment income received                                         4,717              4,283
    Investment expenses paid                                            (144)              (143)
    Income taxes (paid) recovered                                        252               (376)
    Other                                                                157                263
                                                                    --------           --------
        Net cash used in operations                                   (4,344)            (7,446)
                                                                    --------           --------

Cash flows from investing activities:
    Proceeds from fixed maturities sold or matured                    67,761             23,289
    Purchase of fixed maturities                                     (78,867)           (21,259)
    Net decrease in preferred stock                                    1,500                  -
    Net (increase) decrease in other long-term investments             1,990                (14)
    Net (increase) decrease in short-term investments                    984             (1,896)
    Increase in payable for securities                                 4,612              8,382
    Decrease in receivable for securities                                  -                893
                                                                    --------           --------
        Net cash provided by investing activities                     (2,020)             9,395
                                                                    --------           --------

Cash flows from financing activities:
    Settlement of affiliate balances, net                             (4,905)            (1,632)
    Exercise of common stock options                                       -                 84
    Increase in short-term borrowings                                 11,692                  -
    Cash dividends                                                      (422)              (420)
                                                                    --------           --------
        Net cash provided (used) by financing activities               6,365             (1,968)
                                                                    --------           --------

        Increase (decrease) in cash                                        1                (19)

Cash:
    Beginning of period                                                    9                 23
                                                                    --------           --------
    End of period                                                   $     10           $      4
                                                                    ========           ========

               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    RECONCILIATION OF NET INCOME TO NET CASH

                               USED IN OPERATIONS

                                 (in thousands)

                                                                           Six Months
                                                                         Ended June 30,
                                                                 2003                      2004
                                                                 ----                      ---
                                                                           (unaudited)
Net income                                                     $  2,739                  $  2,361

Adjustments:
    Amortization (accretion), net                                   (34)                       (9)
    Realized investment gains                                    (2,166)                     (470)

(Increase) decrease in assets:
    Interest due and accrued                                         93                       130
    Premiums receivable                                          (2,616)                      389
    Deferred policy acquisition costs                                61                       973
    Reinsurance recoverable on paid and unpaid losses            (1,002)                    3,630
    Prepaid reinsurance premiums                                    143                    (1,636)
    Income taxes receivable                                           -                       330
    Deferred income taxes                                          (375)                      249
    Other assets                                                    225                       816

Increase (decrease) in liabilities:
    Reserve for losses and loss adjustment expenses                 118                   (10,297)
    Unearned premiums                                              (554)                   (2,070)
    Other liabilities                                              (976)                   (1,842)
                                                               --------                  --------

             Net cash used in operations                       $ (4,344)                 $ (7,446)
                                                               ========                  ========

               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation and Basis of Presentation

The consolidated balance sheet as of June 30, 2004 and the related consolidated statements of operations and comprehensive income for the three and six month periods ended June 30, 2003 and 2004, and changes in stockholders' equity and cash flows for the six month periods ended June 30, 2003 and 2004, respectively, are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of financial position and results of operations. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

2. Related Party Transactions

The Company and MNH operate and manage their business in conjunction with Merchants Mutual Insurance Company (Mutual), under a services agreement (the Services Agreement) effective January 1, 2003. At June 30, 2004, Mutual owned 12.1% of the Company's issued and outstanding common stock. The Company and MNH do not have any operating assets and MNH has only one employee. Under the Services Agreement, Mutual provides the Company and MNH with the facilities, management and personnel required to operate their day-to-day business. The Services Agreement covers substantially the same services previously provided under a management agreement amongst the Company, MNH and Mutual from 1986 to 2002. The Services Agreement provides for negotiated fees (subject to periodic adjustment for administrative, underwriting, claims and investment managements services).

As of January 1, 2003 MNH and Mutual entered into a reinsurance pooling agreement (the Reinsurance Pooling Agreement) that provides for the pooling, or sharing, of the insurance business traditionally written by Mutual and MNH. The Reinsurance Pooling Agreement applies to premiums earned and losses incurred on or after its effective date. The terms of these agreements are more fully described under the heading "Administration" in Part I, Item 1, Business, in the Company's Annual Report of Form 10-K for the year ended December 31, 2003.

3. Earnings Per Share

Basic and diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. For diluted earnings per share, the weighted average number of shares outstanding was increased by the assumed exercise of options for each period. The effect on the number of shares outstanding assumes the proceeds to the Company from exercise were used to purchase shares of the Company's common stock at its average market value per share during the period. The number of options assumed to be exercised and the incremental effect on average shares outstanding for purposes of calculating diluted earnings per share are show below:

                                          Three Months                  Six Months
                                         Ended June 30,                Ended June 30,
                                         --------------                --------------
                                      2003          2004            2003            2004
                                      ----          ----            ----            ----
Options assumed exercised               -          31,500          35,500          31,500

Incremental shares outstanding          -           5,260             704           5,043

Options to purchase 35,500 shares of common stock at $21.00 per share were outstanding during the three months ended June 30, 2003 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

4. Income Taxes

The provision for income taxes for the three and six month periods ended June 30, 2003 includes the effect of a May 2003 change in New York State law with respect to the taxation of property and casualty insurance companies. As a result of this change, the Company reduced its deferred tax liability with respect to New York State income taxes to $0, and recorded a one-time benefit, net of federal income taxes, to its income tax provision of $505,000 during the three and six month periods ended June 30, 2003. This one time benefit reduced the Company's effective income tax rate for the three month and six month periods ended June 30, 2003 by 18 and 16 percentage points, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Six Months Ended June 30, 2004 As Compared to the Six Months Ended June 30, 2003

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

Total revenues for the six months ended June 30, 2004 were $33,185,000, a decrease of $6,008,000 or 15% from $39,193,000 for the six months ended June 30, 2003.

Results of operations for the six months ended June 30, 2004 and 2003 reflect the effects of the Services Agreement and the Reinsurance Pooling Agreement among the Company and its wholly-owned insurance subsidiary, Merchants Insurance Company of New Hampshire, Inc. (MNH) and Merchants Mutual Insurance Company (Mutual), effective January 1, 2003. The Services Agreement calls for Mutual to provide underwriting, administrative, claims and investment services to the Company and MNH. The Reinsurance Pooling Agreement provides for the pooling, or sharing, of insurance business traditionally written by Mutual and MNH on or after the effective date. MNH's share of pooled (combined Mutual and MNH) premiums earned and losses and loss adjustment expenses (LAE) for 2004 in accordance with the Reinsurance Pooling Agreement is 35%. MNH's share of pooled premiums earned and losses and LAE was 40% in 2003. The Reinsurance Pooling Agreement pertains to premiums earned and incurred losses and LAE. Direct premiums written by MNH and Mutual are not pooled.

Total combined Mutual and MNH or "group-wide" direct premiums written (DWP) for the six months ended June 30, 2004 were $97,367,000, an increase of $10,969,000 or 13% from $86,398,000 in 2003. The Company's pro-forma share of combined direct premiums written in 2004, in accordance with the Reinsurance Pooling Agreement, was $34,078,000 compared to $34,559,000 in 2003. The table below shows a comparison of direct premiums written by major category in 2004 and 2003:

                                         Group-wide DWP                               MNH Pro-forma Share
                                        ----------------                              -------------------
                                        Six months ended                               Six months ended
                                            June 30,                                       June 30,
                                            --------                                       --------
                                      2003           2004         Variance           2003           2004            Variance
                                      ----           ----         --------           ----           ----            --------
                                        (000's omitted)                                 (000's omitted)
Voluntary Personal Lines             $31,452        $25,928         (18%)           $12,581        $ 9,075            (28%)
Voluntary Commercial Lines            51,635         59,469          15%             20,654         20,814              1%
Umbrella Program                           -         10,138           -                   -          3,548              -
Involuntary                            3,311          1,832         (45%)             1,324            641            (52%)
                                     -------        -------                         -------        -------
Total Direct Written Premiums        $86,398        $97,367          13%            $34,559        $34,078             (1%)
                                     =======        =======                         =======        =======

The 18% (or $5,524,000) decrease in group-wide voluntary personal lines direct premiums written resulted from a 22% (or $5,158,000) decrease in private passenger automobile (PPA) direct premiums written and a 4% (or $287,000) decrease in homeowners direct premiums written. The decrease in PPA direct premiums written is the result of the companies' decision, implemented in 2002, not to write new policies in certain jurisdictions and of the approval of the companies' plan to withdraw from the New Jersey PPA market by the New Jersey Department of Banking and Insurance, which was effective in June 2003. As a result, voluntary PPA policies in force at June 30, 2004 were 24,370, a decrease of 7,823, or 24%, from 32,193 at June 30, 2003.

Mutual introduced a monoline commercial umbrella program in the fourth quarter of 2003 (the Umbrella Program). The Umbrella Program is marketed exclusively through one independent agent and approximately 95% of the premiums related to Umbrella Program Policies are reinsured with an "A+" rated national reinsurer through a quota share reinsurance treaty. There were no similar direct premiums written in the six months ended June 30, 2003 as the program was initiated during the fourth quarter of 2003.

Group-wide voluntary commercial lines direct premiums written increased $7,834,000, or 15%, to $59,469,000 for the six months ended June 30, 2004, from
$51,635,000 for the six months ended June 30, 2003. This increase resulted from period to period increases in every group-wide commercial line of business. The average premium per group-wide, non-Umbrella Program commercial lines policy increased 9% from the year earlier period. Total non-Umbrella Program commercial lines policies in force at June 30, 2004 were 31,907, substantially unchanged from 31,629 at June 30, 2003.

The 45% decrease in group-wide involuntary written premiums resulted primarily from a decrease in assignments from the New York Automobile Insurance Plan (NYAIP). Direct premiums written related to policies assigned from the NYAIP decreased to $1,325,000 for the six months ended June 30, 2004, compared to $2,342,000 for the six months ended June 30, 2003. The NYAIP provides coverage for individuals who are unable to obtain auto insurance in the voluntary market. Assignments from the NYAIP vary depending upon a company's PPA market share and the size of the NYAIP. The Company is unable to predict the volume of future assignments from the NYAIP.

In order to minimize the adverse impact of assignments from the NYAIP, the Company purchased territorial credits from an unaffiliated insurance company pursuant to Section 6.A.7. of the NYAIP Manual. The credits against NYAIP assignments were generated by the other insurance company for writing PPA business in certain localities in New York with PPA market availability problems. The other insurance company, by nature of its concentration in PPA business in "credit" territories, generated more credits than it required to offset its NYAIP assignments. The credits purchased reduced the Company's share of the NYAIP. The credits purchased decreased direct premiums written related to NYAIP assignments during the six months ended June 30, 2004 by approximately $1,188,000 compared to approximately $584,000 for the six months ended June 30, 2003.

Group-wide pooled net premiums written for 2004 were $82,471,000, an increase of $1,370,000, or 2% from $81,101,000 for the six months ended June 30, 2003. This increase resulted from the 3% increase in non-Umbrella Program group-wide direct premiums written. The Company's pro forma share of 2004 pooled net premiums written was $24,726,000, a decrease of $7,218,000, or 23%, from $31,944,000 in
2003. The decrease in the Company's share of net premiums written resulted primarily from the 5 percentage point decrease in the Company's participation in the Reinsurance Pooling Agreement.

The Company's share of pooled net premiums earned in accordance with the Reinsurance Pooling Agreement for the six months ended June 30, 2004 was $28,433,000, compared to $32,356,000 for the six months ended June 30, 2003. This $3,923,000, or 12%, decrease in net premiums earned resulted primarily from the 5 percentage point decrease in the Company's participation in the Reinsurance Pooling Agreement.

Net investment income was $4,019,000 for the six months ended June 30, 2004, a decrease of 12% from $4,514,000 for the six months ended June 30, 2003. The average pre-tax yield on the investment portfolio decreased 34 basis points to 4.3% for the six months ended June 30, 2004 reflecting the lower interest rate environment. Average invested assets for the six months ended June 30, 2004 were substantially unchanged from the year earlier period.

Net losses and LAE were $19,241,000 for the six months ended June 30, 2004, a decrease of $6,027,000, or 24%, from $25,268,000 for the six months ended June 30, 2003. The decrease in net losses and LAE was due to the 12% decrease in net premiums earned and a 10.4 percentage point decrease in the loss and LAE ratio to 67.7% for the six months ended June 30, 2004 from 78.1% for the six months ended June 30, 2003. Substantially all of the decrease in the loss and LAE ratio related to an improvement in the loss and LAE ratio for the 2004 accident year (losses occurring in the first half of 2004) compared to the 2003 accident year (losses occurring in the first half of 2003).

Involuntary automobile insurance business increased the Company's calendar year loss and LAE ratio by approximately .8 and 1.4 percentage points for the six months ended June 30, 2004 and 2003, respectively. The combined ratio on involuntary automobile business was greater than the combined ratio on voluntary automobile business.

The ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned increased to 38.2% for the six months ended June 30, 2004 from 33.3% for the six months ended June 30, 2003. Other underwriting expenses included $749,000 (2.6 percentage points of the expense ratio) of retrospective commissions owed to Mutual pursuant to the Reinsurance Pooling Agreement. The commissions owed to Mutual are based on a decrease during 2004 in the estimated cumulative loss and LAE ratio on the "pooled" business since the inception of the Reinsurance Pooling Agreement. During the first six months of 2003 the Company recorded $253,000 retrospective commission income related to the Reinsurance Pooling Agreement. This amount reduced the 2003 ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned by .8 percentage points. During 2004 the Company also recorded as other underwriting expenses $227,000 of amortization related to the purchase of NYAIP territorial credits (described above), compared to $48,000 of such amortization in 2003. Commissions (other than retrospective commissions under the Reinsurance Pooling Agreement), premium taxes and other state assessments that vary directly with the Company's premium volume represented 19.2% of net premiums earned in the six month period ended June 30, 2004 compared to 19.6% of net premiums earned in the six months ended June 30, 2003.

The provision for income taxes for the six months ended June 30, 2003 included the effect of a May 2003 change in New York State law governing the taxation of property and casualty insurance companies. As a result of this change the Company recorded a $505,000 one time benefit, net of federal income taxes, to its income tax provision during the six months ended June 30, 2003. This one time benefit reduced the Company's effective income tax rate for the six months ended June 30, 2003 by 16 percentage points.

Results of Operations for the Three Months Ended June 30, 2004 As Compared to the Three Months Ended June 30, 2003

Total combined Mutual and MNH direct premiums written for the three months ended June 30, 2004 were $52,265,000, an increase of $6,620,000 or 15% from
$45,645,000 for the three months ended June 30, 2003. The Company's share of combined direct premiums written for the three months ended June 30, 2004, in accordance with the Reinsurance Pooling Agreement was $18,292,000. The Company recorded $18,258,000 of direct premiums written for the three months ended June 30, 2003. The table below shows a comparison of direct premiums written by major category for the three months ended June 30, 2004 and 2003:

                                        Group-wide DWP                                MNH Pro-Forma Share
                                        --------------                                ------------- -----
                                      Three months ended                              Three months ended
                                            June 30,                                       June 30,
                                       2003           2004           Variance        2003           2004            Variance
                                       ----           ----           --------        ----           ----            --------
                                                                        (000's omitted)
Voluntary Personal Lines             $16,240        $13,372            (18%)        $ 6,496        $ 4,680            (28%)
Voluntary Commercial Lines            27,954         32,607             17%          11,182         11,412              2%
Umbrella Program                           -          5,339              -                -          1,869              -
Involuntary                            1,451            947            (35%)            580            331            (43%)
                                     -------        -------                         -------        -------
Total Direct Written Premiums        $45,645        $52,265             15%         $18,258        $18,292              -
                                     =======        =======                         =======        =======

The 18% (or $2,868,000) decrease in group-wide voluntary personal lines direct premiums written resulted primarily from a 23% (or $2,716,000) decrease in PPA direct premiums written. The decrease in PPA direct premiums written is primarily the result of the group's decision, implemented in 2002 not to write new PPA policies in certain jurisdictions and, the approval of the group's plan to withdraw from the New Jersey PPA market by the New Jersey Department of Banking and Insurance which was effective in June 2003 and provided for the non-renewal of policies beginning in June 2004.

Group-wide voluntary commercial lines direct premiums written increased $4,653,000, or 17%, to $32,607,000 for the three months ended June 30, 2004 from $27,954,000 for the three months ended June 30, 2003. This increase resulted from period to period increased in every group-wide commercial line of business. The average premium per group-wide voluntary commercial lines policy increased 9% compared to the year earlier period. Total voluntary commercial lines policies in force at June 30, 2004 increased 1% from June 30, 2003.

Umbrella Program direct premiums written relate to the monoline commercial umbrella program introduced by Mutual in the fourth quarter of 2003 which was discussed earlier in this Item. There were no similar direct premiums written in the three months ended June 30, 2003.

Group-wide pooled net premiums written for the three months ended June 30, 2004 were $44,561,000, an increase of $1,818,000, or 4% from $42,743,000 for the three months ended June 30, 2003. The Company's share of pooled net premiums written in accordance with the Reinsurance Pooling Agreement for the three months ended June 30, 2004 was $15,596,000 compared to $17,097,000 for the three months ended June 30, 2003.

Total revenues for the three months ended June 30, 2004 were $16,519,000, a decrease of $4,053,000 or 20% from $20,572,000 for the three months ended June 30, 2003.

The Company's share of pooled net premiums earned in accordance with the Reinsurance Pooling Agreement for the three months ended June 30, 2004 was $14,364,000 a decrease of $1,851,000 or 11% from $16,215,000 for the three months ended June 30, 2003. The decrease in net premiums earned was a result of the reduction in the Company's share of group-wide net premiums earned under the Reinsurance Pooling Agreement from 40% in 2003 to 35% in 2004.

Net investment income was $1,965,000 for the three months ended June 30, 2004, a decrease of 10% from $2,183,000 for the three months ended June 30, 2003. The average pre-tax yield associated with the investment portfolio decreased 30 basis points to 4.2% for the three months ended June 30, 2004 reflecting the lower interest rate environment Average invested assets for the three months ended June 2004 decreased 1% compared to the year earlier period.

Net realized investment gains were $93,000 for the three months ended June 30, 2004 compared to $2,050,000 for the three months ended June 30, 2003. The 2003 amount related exclusively to the sale of an otherwise illiquid security to its issuer through a share repurchase program.

Net losses and LAE, which include the Company's share of pooled 2004 accident year losses, were $9,152,000 for the three months ended June 30, 2004, a decrease of $3,199,000, or 26%, from $12,351,000 for the three months ended June 30, 2003. This decrease in net losses and LAE was due to the 11% decrease in net premiums earned and a 12.5 percentage point decrease in the loss and LAE ratio to 63.7% for the three months ended June 30, 2004 from 76.2% for the three months ended June 30, 2003. The decrease in the loss and LAE ratio was due to improvement in claims experience for the 2004 accident year compared to the 2003 accident year. The development in each quarter of losses related to prior accident years' losses and LAE had only a minor impact on the loss and LAE ratio for each quarter.

The ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned increased to 37.7% for the three months ended June 30, 2004 from 33.4% for the three months ended June 30, 2003. Other underwriting expenses included $405,000 (2.8 percentage points of the expense ratio) of retrospective commissions related to the Reinsurance Pooling Agreement. During the three months ended June 30, 2003, the Company recorded $165,000 of reinsurance commission income related to the Reinsurance Pooling Agreement which reduced the expense ratio for that period by .5 percentage points. During the three months ended June 30, 2004, the Company also recorded as other underwriting expenses $112,000 of amortization expense related to the purchase of AIP territorial credits as compared to $41,000 of such expense recorded in the three months ended June 30, 2003. Commissions, premium taxes and other state assessments that vary directly with the Company's premium volume represented 19.6% of net premiums earned in the three months ended June 30, 2004 compared to 19.7% in the three months ended June 30, 2003.

The provision for income taxes for the three months ended June 30, 2003 included the effect of a May 2003 change in New York State law governing the taxation of property and casualty insurance companies. As a result of this change the Company recorded a $505,000 one time benefit, net of federal income taxes, to its income tax provision during the three months ended June 30, 2003. This one time benefit reduced the Company's effective income tax rate by 18 percentage points.

Liquidity and Capital Resources

In developing its investment strategy the Company determines a level of cash and short-term investments which, when combined with expected cash flow, is estimated to be adequate to meet expected cash obligations. Due to declining written premiums however, the Company's operating activities have resulted in a use of cash each year since 2001. The Company's decreasing participation percentage in the pooled business over the remaining years of the Reinsurance Pooling Agreement will likely result in future negative cash flows from operations. The Company believes that careful management of the relationship between assets and liabilities will minimize the likelihood that investment portfolio sales will be necessary to fund insurance operations, and that the effect of any such sales, if any, on the Company's stockholders' equity will not be material. As a result, increases or decreases in market interest rates are not expected to have a material effect on the Company's liquidity or its results of operations.

The Company's objectives with respect to its investment portfolio include maximizing total return within investment guidelines while protecting policyholders' surplus and maintaining flexibility. The Company relies on premiums as a major source of cash, and therefore liquidity. Cash flows from the Company's investment portfolio, in the form of interest or principal payments as well as from the maturity of fixed income investments, are an additional source of liquidity.

The Company designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as accumulated other comprehensive income within stockholders' equity. At June 30, 2004, the Company recorded as accumulated other comprehensive income in its Consolidated Balance Sheet $2,246,000 of unrealized losses, net of taxes, associated with its investments classified as available for sale.

At June 30, 2004, the Company's portfolio of fixed maturity investments represented 94.5% of invested assets. Management believes that this level of fixed maturity investments is consistent with the Company's liquidity needs because it anticipates that cash receipts from net premiums written, investment income and maturing securities will enable the Company to satisfy its cash obligations. Furthermore, a portion of the Company's fixed maturity investments are invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide monthly paydowns of bond principal.

At June 30, 2004 $113,898,000, or 57.3%, of the Company's fixed maturity portfolio was invested in mortgage-backed and other asset-backed securities. The Company invests in a variety of collateralized mortgage obligation ("CMO") products but has not invested in the derivative type of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company's CMO investments have a secondary market and their effect on the Company's liquidity does not differ from that of other fixed maturity investments.

At June 30, 2004 $1,302,000, or .6%, of the Company's investment portfolio was invested in non-investment grade securities compared to $2,496,000, or 1%, at December 31, 2003.

The Company has arranged for a $2,000,000 unsecured credit facility from a bank. Any borrowings under this facility are payable on demand and carry an interest rate which can be fixed or variable and is negotiated at the time of each advance. This facility is available for general working capital purposes and for repurchases of the Company's common stock. At June 30, 2004 no amount was outstanding on this loan.

As a holding company, the Company is dependent on cash dividends from MNH to meet its obligations and to pay any cash dividends. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's statutory policyholders' surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve month period ending in 2004 without the prior approval of the New Hampshire Insurance Commissioner is $5,767,000. MNH paid $1,200,000 of dividends to the Company in 2003. Dividend payments of $600,000 were made in November 2003. On July 29, 2004 the Board of Directors of MNH declared a $1,200,000 dividend to be paid to MGI on August 20, 2004. The Company paid cash dividends to its common stockholders of $.10 per share in the first and second quarters of 2004 amounting to $420,000. On July 29, 2004 the Company declared a quarterly cash dividend of $.10 per share payable on September 3, 2004 to shareholders of record as of the close of business on August 18, 2004.

Under the Services Agreement, Mutual has provided services and facilities for MNH to conduct its insurance business on a cost reimbursed basis. The balance in the payable to or receivable from affiliate account represents the amount owing to or owed by Mutual by or to the Company for the difference between premiums collected and payments made for losses, commissions (including retrospective commissions), employees, services and facilities by Mutual on behalf of MNH.

Regulatory guidelines suggest that the ratio of a property-casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. MNH has consistently followed a business strategy that would allow it to meet this 3 to 1 regulatory guideline. For the first six months of 2004, MNH's ratio of net premiums written to statutory surplus, annualized for a full year, was .8 to 1.

Relationship with Mutual

The Company's and MNH's business and day-to-day operations are closely aligned with those of Mutual. This is the result of a combination of factors. Mutual has had a historical ownership interest in the Company and MNH. Prior to November 1986 MNH was a wholly-owned subsidiary of Mutual. Following the Company's initial public offering in November 1986 and until a secondary stock offering in July 1993 the Company was a majority-owned subsidiary of Mutual. Mutual currently owns 12.1% of the Company's common stock. Under the Services Agreement, Mutual provides the Company and MNH with all facilities and personnel to operate their business. With the exception of the individual who serves as President of the Company and as the Chief Operating Officer of MNH, the only other officers of the Company or MNH are employees of Mutual whose services are provided to, and paid for by, the Company and MNH through the Services Agreement. Also, the operation of MNH's insurance business, which offers substantially the same lines of insurance as Mutual through the same independent insurance agents, creates a very close relationship among the Companies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the potential for loss due to changes in the fair value of financial instruments. The market risk related to the Company's financial instruments primarily relates to its investment portfolio. The value of the Company's investment portfolio of $198,707,000 at June 30, 2004 is subject to changes in interest rates and to a lesser extent on credit quality. Further, certain mortgage-backed and asset-backed securities are exposed to accelerated prepayment risk generally caused by interest rate movements. If interest rates were to decline, mortgage holders would be more likely to refinance existing mortgages at lower rates. Acceleration of future repayments could adversely affect future investment income, if reinvestment of the accelerated receipts was made in lower yielding securities.

The following table provides information related to the Company's fixed maturity investments at June 30, 2004. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based upon the maturity date or, in the case of mortgage-backed and asset-backed securities, expected payment patterns. Actual cash flows could differ from those shown in the table.

Fixed Maturities

Expected Cash Flows of Principal Amounts ($ in 000's):

                                                                                                               TOTAL
                                                                                                               -----
                                                                                                                     Esti-
                                                                                                           Amor-     mated
                                                                                              There-       tized     Market
                                   2004        2005        2006        2007        2008       after        Cost      Value
                                   ----        ----        ----        ----        ----       -----        ----      -----
Available for Sale

U.S. Treasury securities and
       obligations of U.S.
       Government corporations
       and agencies              $      0    $  2,035    $      0    $      0    $  3,007    $      0    $  5,042   $  5,040
    Average interest rate             0.0%        4.4%        0.0%        0.0%        3.2%       0.0%         ---        ---

Obligations of states and
       political subdivisions       1,403       7,272       9,599       3,885      15,213       5,005      42,377     41,883
    Average interest rate             4.1%        3.1%        3.4%        4.3%        3.9%       4.2%         ---        ---

Corporate securities                    0      18,599         997           0       3,238       4,016      26,850     26,992
    Average interest rate             5.4%        4.3%        3.2%        0.0%        3.7%        4.8%        ---        ---

Mortgage & asset
       backed securities           10,485      24,746      24,786      18,132       6,818      31,505     116,472    113,898
    Average interest rate             5.0%        5.0%        5.0%        5.0%        5.1%        5.2%        ---        ---
                                 --------    --------    --------    --------    --------    --------    --------   --------

Total                            $ 11,888    $ 52,652    $ 35,382    $ 22,017    $ 28,276    $ 40,526    $190,741   $187,813
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

         (b)      Reports on Form 8-K.

On July 29, 2004, the Company filed a Form 8-K reporting the issuance of a press release announcing results for the quarter ended June 30, 2004 and the declaration of the Company's regular quarterly common stock dividend.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MERCHANTS GROUP, INC.
                                               (Registrant)

Date: August 9, 2004                           By: /s/ Kenneth J. Wilson
                                                   ---------------------
                                               Kenneth J. Wilson
                                               Chief Financial Officer and
                                               Treasurer (duly authorized
                                               officer of the registrant and
                                               chief accounting officer)