Form 10-Q
period 2004-09-30
MERCHANTS GROUP INC
filed 2004-11-10
CIK 803027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

                                  -------------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ________ TO ________.

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined
in Rule 12b-2 of the Act).      Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 29, 2004: 2,114,152 SHARES OF COMMON STOCK.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (in thousands)

                                                       December 31,      September 30,
                       Assets                              2003               2004
                       ------                          ------------      -------------
                                                                          (unaudited)
Investments:
  Fixed maturities:
    Available for sale at fair value (amortized cost
        $192,315 in 2003 and $179,910 in 2004)         $    193,805      $     180,002
  Preferred stock at fair value                               5,797              3,494
  Other long-term investments at fair value                   2,167              3,149
  Short-term investments                                      1,118             10,886
                                                       ------------      -------------
             Total investments                              202,887            197,531
Cash                                                             23                  5
Interest due and accrued                                      1,260              1,114
Premiums receivable, net of allowance for doubtful
    accounts of $278 in 2003 and $292 in 2004                16,677             15,300
Deferred policy acquisition costs                             8,623              7,774
Reinsurance recoverable on paid and unpaid losses            22,715             20,779
Prepaid reinsurance premiums                                  3,066              4,823
Receivable from affiliate                                         -                425
Income taxes receivable                                         881                  -
Deferred income taxes                                         4,497              5,350
Other assets                                                 11,637             10,858
                                                       ------------      -------------
             Total assets                              $    272,266      $     263,959
                                                       ============      =============

               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                       (in thousands except share amounts)

                                                                              December 31,    September 30,
                      Liabilities and Stockholders' Equity                        2003            2004
                      ------------------------------------                    ------------    -------------
                                                                                               (unaudited)
Liabilities:
    Reserve for losses and loss adjustment expenses                           $    146,474    $     136,317
    Unearned premiums                                                               36,176           34,700
    Payable to affiliate                                                             2,090                -
    Payable for securities                                                               -            3,867
    Income taxes payable                                                                 -              110
    Other liabilities                                                               17,267           16,871
                                                                              ------------    -------------
             Total liabilities                                                     202,007          191,865
                                                                              ------------    -------------
Stockholders' equity:
    Common stock, 10,000,000 shares authorized, 2,110,152 shares issued and outstanding at December 31, 2003 and 2,114,152 shares issued and
        outstanding at September 30, 2004                                               32               33
    Additional paid in capital                                                      35,795           35,878
    Treasury stock, 1,139,700 shares at December 31, 2003
        and September 30, 2004                                                     (22,766)         (22,766)
    Accumulated other comprehensive income (loss)                                      750             (390)
    Accumulated earnings                                                            56,448           59,339
                                                                              ------------    -------------
             Total stockholders' equity                                             70,259           72,094
                                                                              ------------    -------------
Commitments and contingent liabilities                                                   -                -

             Total liabilities and stockholders' equity                       $    272,266    $     263,959
                                                                              ============    =============

               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (in thousands except per share amounts)

                                                         Three Months         Nine Months
                                                     Ended September 30,  Ended September 30,
                                                        2003       2004      2003       2004
                                                     ---------   -------  ---------   -------
                                                                   (unaudited)
Revenues:
    Net premiums earned                              $  16,341   $14,161  $  48,697   $42,594
    Net investment income                                2,201     1,935      6,715     5,954
    Net realized investment gains                           44         -      2,210       470
    Other revenues                                         127       185        284       448
                                                     ---------   -------  ---------   -------
             Total revenues                             18,713    16,281     57,906    49,466
                                                     ---------   -------  ---------   -------

Expenses:
    Net losses and loss adjustment expenses             11,972     8,941     37,240    28,182
    Amortization of deferred policy acquisition
       costs                                             4,258     3,677     12,689    11,074
    Other underwriting expenses                          1,382     2,354      3,746     5,813
                                                     ---------   -------  ---------   -------
             Total expenses                             17,612    14,972     53,675    45,069
                                                     ---------   -------  ---------   -------

Income before income taxes                               1,101     1,309      4,231     4,397
Income tax provision                                       273       146        664       873
                                                     ---------   -------  ---------   -------
             Net income                              $     828   $ 1,163  $   3,567   $ 3,524
                                                     =========   =======  =========   =======
Earnings per share:
    Basic                                            $     .39   $   .55  $    1.69   $  1.67
                                                     ---------   -------  ---------   -------
    Diluted                                          $     .39   $   .55  $    1.69   $  1.66
                                                     =========   =======  =========   =======
Weighted average shares outstanding:
    Basic                                                2,110     2,114      2,110     2,113
    Diluted                                              2,110     2,119      2,111     2,118

               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                 (in thousands)

                                                                    Three Months            Nine Months
                                                                 Ended September 30,    Ended September 30,
                                                                  2003         2004      2003         2004
                                                                 ------       ------    ------      -------
                                                                                 (unaudited)
Net income                                                       $  828       $1,163    $3,567      $ 3,524
                                                                 ------       ------    ------      -------
Other comprehensive income (loss) before taxes:
    Unrealized gains (losses) on securities                        (852)       2,812     1,489       (1,257)
    Reclassification adjustment
        for gains included in net income                            (32)           -    (2,198)        (470)
                                                                 ------       ------    ------      -------
Other comprehensive income (loss) before taxes                     (884)       2,812      (709)      (1,727)
Income taxes (benefit) related to items
    of other comprehensive income (loss)                           (301)         956      (242)        (587)
                                                                 ------       ------    ------      -------
Other comprehensive income (loss)                                  (583)       1,856      (467)      (1,140)
                                                                 ------       ------    ------      -------
Comprehensive income                                             $  245       $3,019    $3,100      $ 2,384
                                                                 ======       ======    ======      =======

               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (in thousands)

                                                              Nine Months
                                                          Ended September 30,
                                                            2003        2004
                                                         ----------   --------
                                                               (unaudited)
Common stock:
    Beginning of period                                  $       32   $     32
    Exercise of common stock options                              -          1
                                                         ----------   --------
    End of period                                                32         33
                                                         ----------   --------
Additional paid in capital:
    Beginning of period                                      35,795     35,795
    Exercise of common stock options                              -         83
                                                         ----------   --------
    End of period                                            35,795     35,878
                                                         ----------   --------

Treasury stock beginning and end:                           (22,766)   (22,766)
                                                         ----------   --------
Accumulated other comprehensive income (loss):
    Beginning of period                                       1,937        750
    Other comprehensive income (loss)                          (467)    (1,140)
                                                         ----------   --------
    End of period                                             1,470       (390)
                                                         ----------   --------

Accumulated earnings:
    Beginning of period                                      52,926     56,448
    Net income                                                3,567      3,524
    Cash dividends                                             (633)      (633)
                                                         ----------   --------
    End of period                                            55,860     59,339
                                                         ----------   --------
             Total stockholders' equity                  $   70,391   $ 72,094
                                                         ==========   ========

               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (in thousands)

                                                                  Nine Months
                                                               Ended September 30,
                                                                2003        2004
                                                             ---------    ---------
                                                                  (unaudited)
Cash flows from operations:
    Collection of premiums                                   $  46,958    $  40,843
    Payment of losses and loss adjustment expenses             (39,604)     (36,628)
    Payment of other underwriting expenses                     (16,759)     (16,200)
    Investment income received                                   6,756        6,258
    Investment expenses paid                                      (218)        (211)
    Income taxes (paid) recovered                                  154         (376)
    Other                                                          284          447
                                                             ---------    ---------
        Net cash used in operations                             (2,429)      (5,867)
                                                             ---------    ---------
Cash flows from investing activities:
    Proceeds from fixed maturities sold or matured             110,103       35,470
    Purchase of fixed maturities                              (110,864)     (22,567)
    Net decrease in preferred stock                              1,500        2,000
    Net (increase) decrease in other long-term investments       1,958         (982)
    Net (increase) decrease in short-term investments            1,382       (9,768)
    Increase in payable for securities                           8,020        3,867
    (Increase) decrease in receivable for securities              (491)         893
                                                             ---------    ---------
        Net cash provided by investing activities               11,608        8,913
                                                             ---------    ---------
Cash flows from financing activities:
    Settlement of affiliate balances, net                       (3,531)      (2,515)
    Exercise of common stock options                                 -           84
    Cash dividends                                                (633)        (633)
                                                             ---------    ---------
        Net cash used by financing activities                   (4,164)      (3,064)
                                                             ---------    ---------

        Increase (decrease) in cash                              5,015          (18)
Cash:
    Beginning of period                                              9           23
                                                             ---------    ---------
    End of period                                            $   5,024    $       5
                                                             =========    =========

               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    RECONCILIATION OF NET INCOME TO NET CASH

                               USED IN OPERATIONS

                                 (in thousands)

                                                                  Nine Months
                                                               Ended September 30,
                                                               2003          2004
                                                             ---------    ---------
                                                                   (unaudited)
Net income                                                       3,567     $   3,524

Adjustments:
    Amortization (accretion), net                                 (257)          (53)
    Realized investment gains                                   (2,210)         (470)

(Increase) decrease in assets:
    Interest due and accrued                                        82           146
    Premiums receivable                                         (2,660)        1,377
    Deferred policy acquisition costs                              (33)          849
    Reinsurance recoverable on paid and unpaid losses               12         1,936
    Prepaid reinsurance premiums                                   212        (1,757)
    Income taxes receivable                                          -           881
    Deferred income taxes                                         (820)         (266)
    Other assets                                                  (941)         (115)

Increase (decrease) in liabilities:
    Reserve for losses and loss adjustment expenses               (280)      (10,157)
    Unearned premiums                                             (256)       (1,476)
    Income taxes payable                                             -           110
    Other liabilities                                            1,155          (396)
                                                              --------     ---------
             Net cash used in operations                        (2,429)    $  (5,867)
                                                              ========     =========

               See Notes to the Consolidated Financial Statements

                              MERCHANTS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation and Basis of Presentation

The consolidated balance sheet as of September 30, 2004 and the related consolidated statements of operations and comprehensive income for the three and nine month periods ended September 30, 2003 and 2004, and changes in stockholders' equity and cash flows for the nine month periods ended September 30, 2003 and 2004, respectively, are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of financial position and results of operations. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

2. Related Party Transactions

The Company and MNH operate and manage their business in conjunction with Merchants Mutual Insurance Company (Mutual), under a services agreement (the Services Agreement) effective January 1, 2003. At September 30, 2004, Mutual owned 12.1% of the Company's issued and outstanding common stock. The Company and MNH do not have any operating assets and MNH has only one employee. Under the Services Agreement, Mutual provides the Company and MNH with the facilities, management and personnel required to operate their day-to-day business. The Services Agreement covers substantially the same services previously provided under a management agreement amongst the Company, MNH and Mutual from 1986 to 2002. The Services Agreement provides for negotiated fees (subject to periodic adjustment) for administrative, underwriting, claims and investment management services.

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

3.  Earnings Per Share

Basic and diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. For diluted earnings per share, the weighted average number of shares outstanding was increased by the assumed exercise of options for each period. The effect on the number of shares outstanding assumes the proceeds to the Company from exercise were used to purchase shares of the Company's common stock at its average market value per share during the period. The number of options assumed to be exercised and the incremental effect on average shares outstanding for purposes of calculating diluted earnings per share are shown below:

                                                Three Months                          Nine Months
                                              Ended September 30,                 Ended September 30,
                                          --------------------------           -----------------------
                                          2003                 2004             2003             2004
                                          ----                ------           ------           ------
Options assumed exercised                    -                 31,500          35,500           31,500

Incremental shares outstanding               -                  4,542             439            4,911

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Nine Months Ended September 30, 2004 As Compared to the Nine Months Ended September 30, 2003

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

Total revenues for the nine months ended September 30, 2004 were $49,466,000, a decrease of $8,440,000 or 15% from $57,906,000 for the nine months ended September 30, 2003.

Results of operations for the nine months ended September 30, 2004 and 2003 reflect the effects of the Services Agreement and the Reinsurance Pooling Agreement among the Company and its wholly-owned insurance subsidiary, Merchants Insurance Company of New Hampshire, Inc. (MNH) and Merchants Mutual Insurance Company (Mutual), effective January 1, 2003. The Services Agreement calls for Mutual to provide underwriting, administrative, claims and investment services to the Company and MNH. The Reinsurance Pooling Agreement provides for the pooling, or sharing, of insurance business traditionally written by Mutual and MNH on or after the effective date. MNH's share of pooled (combined Mutual and MNH) premiums earned and losses and loss adjustment expenses (LAE) for 2004 in accordance with the Reinsurance Pooling Agreement is 35%. MNH's share of pooled premiums earned and losses and LAE was 40% in 2003. The Reinsurance Pooling Agreement pertains to premiums earned and incurred losses and LAE. Direct premiums written by MNH and Mutual are not pooled.

Total combined Mutual and MNH or "group-wide" direct premiums written (DWP) for the nine months ended September 30, 2004 were $145,921,000, an increase of $14,657,000 or 11% from $131,264,000 in 2003. The Company's pro-forma share of combined direct premiums written in 2004, in accordance with the Reinsurance Pooling Agreement, was $51,072,000 compared to $52,506,000 in 2003. The table below shows a comparison of direct premiums written by major category in 2004 and 2003:

                                               Group-wide DWP                   MNH Pro-forma Share
                                            ---------------------               --------------------
                                              Nine months ended                  Nine months ended
                                                September 30,                       September 30,
                                            ---------------------               --------------------
                                              2003         2004     Change       2003          2004   Change
                                            --------     --------   ------      -------      -------  ------
                                               (000's omitted)                         (000's omitted)
Voluntary Personal Lines                    $ 48,350     $ 38,982      (19%)    $19,340      $13,643     (29%)
Voluntary Commercial Lines                    78,527       89,905       14%      31,411       31,467       -
Umbrella Program                                   -       14,241        -            -        4,984       -
Involuntary                                    4,387        2,793      (36%)      1,755          978     (44%)
                                            --------     --------               -------      -------
Total Direct Written Premiums               $131,264     $145,921       11%     $52,506      $51,072      (3%)
                                            ========     ========               =======      =======

The 19% (or $9,368,000) decrease in group-wide voluntary personal lines direct premiums written resulted from a 26% (or $9,004,000) decrease in private passenger automobile (PPA) direct premiums written and a 2% (or $258,000) decrease in homeowners direct premiums written. The decrease in PPA direct premiums written is the result of the companies' decision, implemented in 2002, not to write new policies in certain jurisdictions and of the approval of the companies' plan to withdraw from the New Jersey PPA market by the New Jersey Department of Banking and Insurance, which was effective in June 2003. As a result, voluntary PPA policies in force at September 30, 2004 were 21,945, a decrease of 8,654, or 28%, from 30,599 at September 30, 2003.

Mutual introduced a monoline commercial umbrella program in the fourth quarter of 2003 (the Umbrella Program). The Umbrella Program is marketed exclusively through one independent agent and approximately 95% of the premiums related to Umbrella Program Policies are reinsured with an "A+" rated national reinsurer through a quota share reinsurance treaty. There were no similar direct premiums written in the nine months ended September 30, 2003, because the program was initiated during the fourth quarter of 2003.

Group-wide voluntary commercial lines direct premiums written increased $11,378,000, or 14%, to $89,905,000 for the nine months ended September 30, 2004, from $78,527,000 for the nine months ended September 30, 2003. This increase resulted from period to period increases in every group-wide commercial line of business. The average premium per group-wide, non-Umbrella Program commercial lines policy increased 8% from the year earlier period. Total non-Umbrella Program commercial lines policies in force at September 30, 2004 were 32,647, an increase of 3% from 31,830 at September 30, 2003.

The 36% decrease in group-wide involuntary direct premiums written resulted primarily from a decrease in assignments from the New York Automobile Insurance Plan (NYAIP). Direct premiums written related to policies assigned from the NYAIP decreased to $1,674,000 for the nine months ended September 30, 2004, compared to $2,352,000 for the nine months ended September 30, 2003. The NYAIP provides coverage for individuals who are unable to obtain auto insurance in the voluntary market. Assignments from the NYAIP vary depending upon a company's PPA market share and the size of the NYAIP. The Company is unable to predict the volume of future assignments from the NYAIP.

In order to minimize the adverse impact of assignments from the NYAIP, the Company purchased territorial credits from an unaffiliated insurance company pursuant to Section 6.A.7. of the NYAIP Manual. The credits against NYAIP assignments were generated by the other insurance company for writing PPA business in certain localities in New York with PPA market availability problems. The other insurance company, by nature of its concentration in PPA business in "credit" territories, generated more credits than it required to offset its NYAIP assignments. The credits purchased reduced the Company's share of the NYAIP. The credits purchased decreased direct premiums written related to NYAIP assignments during the nine months ended September 30, 2004 by approximately $1,900,000 compared to approximately $1,800,000 for the nine months ended September 30, 2003.

Group-wide pooled net premiums written for 2004 were $124,283,000, an increase of $1,410,000, or 1% from $122,873,000 for the nine months ended September 30, 2003. This 1% increase in group-wide net premiums written is consistent with the increase in group wide non-Umbrella Program direct premiums written. The Company's share of 2004 pooled net premiums written was $39,360,000, a decrease of $9,293,000, or 19%, from $48,653,000 in 2003. The decrease in the Company's share of net premiums written resulted primarily from the 5 percentage point decrease in the Company's participation in the Reinsurance Pooling Agreement for 2004 as compared to 2003.

The Company's share of pooled net premiums earned in accordance with the Reinsurance Pooling Agreement for the nine months ended September 30, 2004 was $42,594,000, compared to $48,697,000 for the nine months ended September 30, 2003. This $6,103,000, or 13%, decrease in net premiums earned resulted primarily from the 5 percentage point decrease in the Company's participation in the Reinsurance Pooling Agreement.

Net investment income was $5,954,000 for the nine months ended September 30, 2004, a decrease of 11% from $6,715,000 for the nine months ended September 30, 2003. The average pre-tax yield on the investment portfolio decreased 26 basis points to 4.2% for the nine months ended September 30, 2004, reflecting the lower interest rate environment. Average invested assets for the nine months ended September 30, 2004 decreased 2% from the year earlier period.

Net losses and LAE were $28,182,000 for the nine months ended September 30, 2004, a decrease of $9,058,000, or 24%, from $37,240,000 for the nine months ended September 30, 2003. The decrease in net losses and LAE was due to the 13% decrease in net premiums earned and a 10.3 percentage point decrease in the loss and LAE ratio to 66.2% for the nine months ended September 30, 2004 from 76.5% for the nine months ended September 30, 2003. Substantially all of the decrease in the loss and LAE ratio related to an improvement in the loss and LAE ratio for the 2004 accident year (losses occurring in the first nine months of 2004) compared to the 2003 accident year (losses occurring in the first nine months of 2003).

Involuntary automobile insurance business increased the Company's calendar year loss and LAE ratio by approximately .5 and 2.5 percentage points for the nine months ended September 30, 2004 and 2003, respectively.

The ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned increased to 39.6% for the nine months ended September 30, 2004 from 33.7% for the nine months ended September 30, 2003. Other underwriting expenses included $1,325,000 (3.1 percentage points of the expense ratio) of retrospective commissions related to the Reinsurance Pooling Agreement which provides for retrospective commission income or expense based on actual experience compared to a targeted loss and LAE ratio. The commission is owed to Mutual based on a decrease during 2004 in the estimated cumulative loss and LAE ratio on the "pooled" business since the inception of the Reinsurance Pooling Agreement. During the first nine months of 2003 the Company recorded $253,000 retrospective commission income related to the Reinsurance Pooling Agreement. This amount reduced the 2003 ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned by .5 percentage points. During 2004 the Company also recorded as other underwriting expenses $333,000 of amortization related to the purchase of NYAIP territorial credits (described above), compared to $124,000 of such amortization in 2003. Commissions (other than retrospective commissions under the Reinsurance Pooling Agreement), premium taxes and other state assessments that vary directly with the Company's premium volume represented 19.9% of net premiums earned in the nine month period ended September 30, 2004 compared to 20.9% of net premiums earned in the nine months ended September 30, 2003.

The provision for income taxes for the nine months ended September 30, 2003 included the effect of a May 2003 change in New York State law governing the taxation of property and casualty insurance companies. As a result of this change the Company recorded a $505,000 one time benefit, net of federal income taxes, to its income tax provision during the nine months ended September 30, 2003. This one time benefit reduced the Company's effective income tax rate for the nine months ended September 30, 2003 by 12 percentage points.

Results of Operations for the Three Months Ended September 30, 2004 As Compared to the Three Months Ended September 30, 2003

Total combined Mutual and MNH direct premiums written for the three months ended September 30, 2004 were $48,553,000, an increase of $3,688,000 or 8% from $44,865,000 for the three months ended September 30, 2003. The Company's share of combined direct premiums written for the three months ended September 30, 2004, in accordance with the Reinsurance Pooling Agreement was $16,994,000. The Company recorded $17,946,000 of direct premiums written for the three months ended September 30, 2003. The table below shows a comparison of direct premiums written by major category for the three months ended September 30, 2004 and 2003:

                                      Group-wide DWP                           MNH Pro-Forma Share
                                      --------------                           -------------------
                                     Three months ended                         Three months ended
                                        September 30,                              September 30,
                                     2003         2004      Change               2003       2004       Change
                                     ----         ----      ------               ----       ----       ------
                                                          (000's omitted)
Voluntary Personal Lines            $16,897      $13,054     (23%)             $  6,759    $  4,569      (32%)
Voluntary Commercial Lines           26,892       30,436      13%                10,757      10,653       (1%)
Umbrella Program                          -        4,102       -                      -       1,436        -
Involuntary                           1,076          961     (11%)                  430         336      (22%)
                                    -------      -------                       --------    --------
Total Direct Written Premiums       $44,865      $48,553       8%              $ 17,946    $ 16,994       (5%)
                                    =======      =======                       ========    ========

The 23% (or $3,843,000) decrease in group-wide voluntary personal lines direct premiums written resulted primarily from a 33% (or $3,846,000) decrease in PPA direct premiums written. The decrease in PPA direct premiums written is primarily the result of the group's decision, implemented in 2002, not to write new PPA policies in certain jurisdictions and, the approval of the group's plan to withdraw from the New Jersey PPA market by the New Jersey Department of Banking and Insurance which was effective in June 2003 and provided for the non-renewal of policies beginning in June 2004.

Group-wide voluntary commercial lines direct premiums written increased $3,544,000, or 13%, to $30,436,000 for the three months ended September 30, 2004 from $26,892,000 for the three months ended September 30, 2003. This increase resulted from period to period increases in every group-wide commercial line of business. The average premium per group-wide voluntary commercial lines policy increased 8% compared to the year earlier period. Total voluntary commercial lines policies in force at September 30, 2004 increased 3% from September 30, 2003.

Umbrella Program direct premiums written relate to the monoline commercial umbrella program introduced by Mutual in the fourth quarter of 2003 which was discussed earlier in this Item. There were no similar direct premiums written in the three months ended September 30, 2003.

Group-wide pooled net premiums written for the three months ended September 30, 2004 were $41,812,000, substantially unchanged from $41,772,000 for the three months ended September 30, 2003. The Company's share of pooled net premiums written in accordance with the Reinsurance Pooling Agreement for the three months ended September 30, 2004 was $14,634,000 compared to $16,709,000 for the three months ended September 30, 2003.

Total revenues for the three months ended September 30, 2004 were $16,281,000, a decrease of $2,432,000 or 13% from $18,713,000 for the three months ended September 30, 2003.

The Company's share of pooled net premiums earned in accordance with the Reinsurance Pooling Agreement for the three months ended September 30, 2004 was $14,161,000 a decrease of $2,180,000 or 13% from $16,341,000 for the three months ended September 30, 2003. The decrease in net premiums earned was a result of the reduction in the Company's share of group-wide net premiums earned under the Reinsurance Pooling Agreement from 40% in 2003 to 35% in 2004.

Net investment income was $1,935,000 for the three months ended September 30, 2004, a decrease of 12% from $2,201,000 for the three months ended September 30, 2003. The average pre-tax yield associated with the investment portfolio decreased 13 basis points to 4.1% for the three months ended September 30, 2004 reflecting the lower interest rate environment Average invested assets for the three months ended September 2004 decreased 4% compared to the year earlier period.

There were no net realized investment gains in the three months ended September 30, 2004 compared to $2,210,000 for the three months ended September 30, 2003. The 2003 amount related primarily to the sale of an otherwise illiquid security to its issuer through a share repurchase program.

Net losses and LAE were $8,941,000 for the three months ended September 30, 2004, a decrease of $3,031,000, or 25%, from $11,972,000 for the three months ended September 30, 2003. This decrease in net losses and LAE was due to the 13% decrease in net premiums earned and a 10.2 percentage point decrease in the loss and LAE ratio to 63.1% for the three months ended September 30, 2004 from 73.3% for the three months ended September 30, 2003. The decrease in the loss and LAE ratio was due to improvement in claims experience for the 2004 accident year compared to the 2003 accident year.

The ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned increased to 42.6% for the three months ended September 30, 2004 from 34.5% for the three months ended September 30, 2003. Other underwriting expenses included $576,000 (4.1 percentage points of the expense ratio) of retrospective commissions related to the Reinsurance Pooling Agreement. No expense related to Reinsurance Pooling Agreement retrospective commissions was recorded during the three months ended September 30, 2003. During the three months ended September 30, 2004, the Company also recorded as other underwriting expenses $106,000 of amortization expense related to the purchase of AIP territorial credits as compared to $76,000 of such expense recorded in the three months ended September 30, 2003. Commissions, premium taxes and other state assessments that vary directly with the Company's premium volume represented 21.4% of net premiums earned in the three months ended September 30, 2004 compared to 21.3% in the three months ended September 30, 2003.

Liquidity and Capital Resources

In developing its investment strategy the Company determines a level of cash and short-term investments which, when combined with expected cash flow, is estimated to be adequate to meet expected cash obligations. Due to declining written premiums however, the Company's operating activities have resulted in a use of cash each year since 2001. The Company's decreasing participation percentage in the pooled business over the remaining years of the Reinsurance Pooling Agreement will likely result in continued negative cash flows from operations. The Company believes that careful management of the relationship between assets and liabilities will minimize the likelihood that investment portfolio sales will be necessary to fund insurance operations, and that the effect of any such sales, if any, on the Company's stockholders' equity will not be material.

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

The Company designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as accumulated other comprehensive income within stockholders' equity. At September 30, 2004, the Company recorded as accumulated other comprehensive income in its Consolidated Balance Sheet $390,000 of unrealized losses, net of taxes, associated with its investments classified as available for sale.

At September 30, 2004, the Company's portfolio of fixed maturity investments represented 91.1% of invested assets. Management believes that this level of fixed maturity investments is consistent with the Company's liquidity needs because it anticipates that cash receipts from net premiums written, investment income and maturing securities will enable the Company to satisfy its cash obligations. Furthermore, a portion of the Company's fixed maturity investments are invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide monthly paydowns of bond principal.

At September 30, 2004, $107,327,000, or 54.3%, of the Company's fixed maturity portfolio was invested in mortgage-backed and other asset-backed securities. The Company invests in a variety of collateralized mortgage obligation ("CMO") products but has not invested in the derivative type of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company's CMO investments have a secondary market and their effect on the Company's liquidity does not differ from that of other fixed maturity investments.

At September 30, 2004 $413,000, or less than 1%, of the Company's investment portfolio was invested in non-investment grade securities compared to $2,496,000, or 1%, at December 31, 2003.

The Company has arranged for a $2,000,000 unsecured credit facility from a bank. Any borrowings under this facility are payable on demand and carry an interest rate which can be fixed or variable and is negotiated at the time of each advance. This facility is available for general working capital purposes and for repurchases of the Company's common stock. At September 30, 2004 no amount was outstanding on this loan.

As a holding company, the Company is dependent on cash dividends from MNH to meet its obligations and to pay any cash dividends. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's statutory policyholders' surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve month period ending in 2004 without the prior approval of the New Hampshire Insurance Commissioner is $5,767,000. MNH paid $1,200,000 of dividends to the Company in 2003. Since October 1, 2003 MNH has made dividend payments to the Company of $600,000 and $1,200,000 in November 2003, and August 2004, respectively. The Company paid cash dividends to its common stockholders of $.10 per share in the first, second and third quarters of 2004 amounting to $633,000. On October 28, 2004 the Company declared a quarterly cash dividend of $.10 per share payable on December 3, 2004 to shareholders of record as of the close of business on November 19, 2004.

Under the Services Agreement, Mutual has provided services and facilities for MNH to conduct its insurance business. The balance in the payable to or receivable from affiliate account represents the amount owing to or owed by Mutual by or to the Company for the difference between premiums collected and payments made for losses, commissions (including retrospective commissions), employees, services and facilities by Mutual on behalf of MNH.

Regulatory guidelines suggest that the ratio of a property-casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. MNH has consistently followed a business strategy that would allow it to meet this 3 to 1 regulatory guideline. For the first nine months of 2004, MNH's ratio of net premiums written to statutory surplus, annualized for a full year, was .9 to 1.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the potential for loss due to changes in the fair value of financial instruments. The market risk related to the Company's financial instruments primarily relates to its investment portfolio. The value of the Company's investment portfolio of $197,531,000 at September 30, 2004 is subject to changes in interest rates and to a lesser extent on credit quality. Further, certain mortgage-backed and asset-backed securities are exposed to accelerated prepayment risk generally caused by interest rate movements. If interest rates were to decline, mortgage holders would be more likely to refinance existing mortgages at lower rates. Acceleration of future repayments could adversely affect future investment income, if reinvestment of the accelerated receipts was made in lower yielding securities.

The following table provides information related to the Company's fixed maturity investments at September 30, 2004. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based upon the maturity date or, in the case of mortgage-backed and asset-backed securities, expected payment patterns. Actual cash flows could differ from those shown in the table.

Fixed Maturities

Expected Cash Flows of Principal Amounts ($ in 000's):

                                                                                                                TOTAL
                                                                                                          -----------------
                                                                                                                     Esti-
                                                                                                          Amor-      mated
                                                                                               There-     tized      Market
                                          2004     2005        2006       2007       2008      after      Cost        Value
                                          ----     ----        ----       ----       ----      -----      ----       ------
Available for Sale

U.S. Treasury securities and
      obligations of U.S. Government
      corporations and agencies        $      0   $  2,028   $      0   $      0   $  3,007   $      0   $  5,035   $  5,072
    Average interest rate                   0.0%       4.4%       0.0%       0.0%       3.2%       0.0%       ---        ---

Obligations of states and
      political subdivisions                360      7,245      9,566      3,880     15,276      5,025     41,352     41,427
    Average interest rate                   3.5%       3.1%       3.4%       4.3%       3.9%       4.2%       ---        ---

Corporate securities                          0     17,611        997          0      3,239      4,115     25,962     26,158
    Average interest rate                   0.0%       4.0%       3.2%       0.0%       3.7%       5.1%       ---        ---

Mortgage & asset
      backed securities                   5,496     22,266     23,912     18,039      9,650     28,198    107,561    107,345
    Average interest rate                   4.9%       4.9%       4.9%       5.0%       5.0%       5.1%       ---         --
                                       --------   --------   --------   --------   --------   --------   --------   --------
Total                                  $  5,856   $ 49,150   $ 34,475   $ 21,919   $ 31,172   $ 37,338   $179,910   $180,002
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

Item 4. Controls and Procedures

      The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, concluded that the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company was being made known to them by others within the Company in a timely manner, including the period when this quarterly report was being prepared.

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

      (e) Endorsement to the Casualty Excess of Loss Reinsurance agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and American Reinsurance Company dated February 23, 2004 (filed herewith).

      (f) Property Per Risk Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and American Reinsurance Company dated April 16, 2004 (filed herewith).

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

      *(k) Form of Amended Indemnification Agreement entered into by Registrant with each director and executive officer of Registrant (incorporated by reference to Exhibit No. 10n to Amendment No. 1 to the Company's Registration Statement on (No. 33-9188) Form S-1 filed on November 7, 1986).

      *(l) Merchants Mutual Insurance Company Adjusted Return on Equity Incentive Compensation Plan January 1, 2000 (incorporated by reference to Exhibit 10p to the Company's 2000 Annual Report on Form 10-K filed on March 28, 2001).

      *(m) Merchants Mutual Insurance Company Adjusted Return on Equity Long Term Incentive Compensation Plan January 1, 2000 (incorporated by reference to Exhibit 10q to the Company's 2000 Annual Report on Form 10-K filed on March 28, 2001).

      *(n) Amendment No. 1 to Employee Retention Agreement between Robert M. Zak and Merchants Mutual Insurance Company originally dated as of May 1, 1999, dated February 6, 2002 (incorporated by reference to
            Exhibit 10(s) to the Company's 2002 Annual Report on Form 10-K filed on March 31, 2003).

      *(o) Amendment No. 1 to Employee Retention Agreement between Edward M. Murphy and Merchants Mutual Insurance Company originally dated as of March 1, 1999, dated February 6, 2002 (incorporated by reference to
            Exhibit 10(t) to the Company's 2002 Annual Report on Form 10-K filed on March 31, 2003).

      *(p) Amendment No. 1 to Employee Retention Agreement between Kenneth J. Wilson and Merchants Mutual Insurance Company originally dated as of March 1, 1999, dated February 6, 2002 incorporated by reference to
            Exhibit 10(u) to the Company's 2002 Annual Report on Form 10-K filed on March 31, 2003.

      *(q) Employment Agreement between Stephen C. June and Merchants Insurance Company of New Hampshire, Inc. dated as of April 1, 2002 (incorporated by reference to Exhibit 10u to the Company's 2001 Annual Report on Form 10-K filed on March 27, 2002).

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

      (b)   Reports on Form 8-K.

On October 28, 2004, the Company filed a Form 8-K reporting the issuance of a press release announcing results for the quarter ended September 30, 2004 and the declaration of the Company's regular quarterly common stock dividend.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 MERCHANTS GROUP, INC.
                                                 (Registrant)

Date:  November 10, 2004                         By:/s/ Kenneth J. Wilson
                                                    ------------------------
                                                 Kenneth J. Wilson
                                                 Chief Financial Officer and
                                                 Treasurer (duly authorized
                                                 officer of the registrant and
                                                 chief accounting officer)