Form 10-K
period 2004-12-31
MERCHANTS GROUP INC
filed 2005-03-31
CIK 803027

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                                       OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM __________ TO ___________.

                          COMMISSION FILE NUMBER 1-9640

                              MERCHANTS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE
    (State or other jurisdiction of                     16-1280763
     incorporation or organization)         (I.R.S. Employer Identification No.)
   250 MAIN STREET, BUFFALO, NEW YORK                      14202
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

As of March 18, 2005, 2,114,152 shares of common stock were outstanding. The aggregate market value of the common shares held by non-affiliates of Merchants Group, Inc. on June 30, 2004 was $19,836,000. Solely for purposes of this calculation, the Company deemed every person who beneficially owned 5% or more of its common stock and all directors and executive officers to be affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2005 Annual Meeting of stockholders are incorporated by reference into Part III.

                             MERCHANTS GROUP, INC.
                           ANNUAL REPORT ON FORM 10-K
                               DECEMBER 31, 2004

            PART I

ITEM 1.     BUSINESS.

ITEM 2.     PROPERTIES.

ITEM 3.     LEGAL PROCEEDINGS.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.

ITEM 9A.    CONTROLS AND PROCEDURES

            PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.    EXECUTIVE COMPENSATION.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

            PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K.

                                     PART I

Item 1. BUSINESS.

General

      Merchants Group, Inc. (the Company), which was incorporated in August 1986 as a Delaware holding company, offers property and casualty insurance generally to preferred risk individuals and small to medium sized businesses in the northeastern United States through its wholly owned subsidiary, Merchants Insurance Company of New Hampshire, Inc. (MNH).

Administration

      The Company and MNH operate and manage their business in conjunction with Merchants Mutual Insurance Company (Mutual), a New York domiciled mutual property and casualty insurance company, under a services agreement (the Services Agreement) that became effective January 1, 2003. At December 31, 2004, Mutual owned 12.1% of the Company's issued and outstanding common stock. The Company and MNH do not have any operating assets or employees. Under the Services Agreement, Mutual provides the Company and MNH with the facilities, management and personnel required to operate their day-to-day business.

      The Services Agreement covers substantially the same services previously provided under a management agreement among the Company, MNH and Mutual (the Management Agreement) from 1986 to 2002. The Services Agreement provides for negotiated fees (subject to periodic adjustment) for administrative, underwriting, claims and investment management services. The Company and MNH have the discretion to remove invested assets from their investment portfolios managed by Mutual.

      The Services Agreement contains termination provisions that vary based on the service rendered. Underwriting services may be terminated on one year's notice, but the termination may not be effective before January 1, 2008. Claims and administrative services may be terminated on 6 months notice. Investment services may be terminated upon one year's notice at any time.

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

      The Pooling Agreement provides for MNH to cede, or transfer, to Mutual all premiums and risks on its Traditional Business during the term of the agreement, and then to assume from Mutual a percentage of all of Mutual's and MNH's Traditional Business (the Pooled Business). MNH assumed 40% of the Pooled Business in 2003 and 35% in 2004. MNH's share of the Pooled Business will be reduced to 30% in 2005, though not to exceed $50.0 million in assumed net written premiums, and to 25% in 2006, though not to exceed $42.5 million in assumed net written premiums. MNH's share of the Pooled Business will be 25% in 2007, though not to exceed $37.5 million in net written premiums. If the parties agree, MNH may increase its share or maximum amount of assumed net premiums written of the Pooled Business for any year. Mutual retains a share of the risk in MNH's Traditional Business under Mutual's control pursuant to a profit and loss sharing arrangement in the Pooling Agreement based on the loss and loss adjustment expense (LAE) experience of the Pooled Business. The Company believes the Pooling Agreement and profit (or loss) sharing feature included therein aligns the interests of MNH and Mutual. The decreasing amount of Traditional Business assumed under the Pooling Agreement is intended to provide MNH with the capacity to pursue insurance opportunities independently of Mutual, thereby reducing its dependence on Mutual as its only source of business. The Company and MNH are seeking to identify new business initiatives and the Company has retained an investment bank to assist in its effort to employ the available capacity. Generally, the new business initiatives are expected to be in lines of business which are complementary to the Traditional Business underwritten through the Pooling Agreement with Mutual.

      The Pooling Agreement may be terminated by either party at the beginning of any calendar year on or after January 1, 2008 upon not less than 6 months notice. However, the Pooling Agreement may be terminated effective as of January 1, 2006 or 2007 upon 6 months notice, but only by MNH and only if the ratio of net losses and LAE to net earned premiums on a cumulative basis from the inception of the Pooling Agreement exceeds 76%, as of the date notice is given. As of December 31, 2004, the ratio of net losses and LAE to net premiums on a cumulative basis since the inception of the Pooling Agreement was 69.4%.

Marketing

      Mutual markets the Traditional Business of the Company and Mutual jointly through 467 independent agents. The primary marketing efforts of the Company and Mutual (collectively referred to as Merchants) are directed to those independent agents who, through their insurance expertise, access to a broad range of products, and focus on service, provide value for the insurance consumer.

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

      Through Mutual, the Company services its agents from six Strategic Business Centers (Buffalo, Albany and Hauppauge, New York; Manchester, New Hampshire; Moorestown, New Jersey; and Columbus, Ohio) and from its home office in Buffalo, New York. The Strategic Business Centers are located in the Company's operating territories and focus primarily on policy sales and underwriting. The Regional Manager of a Strategic Business Center appoints new agents, and agrees upon premium objectives and annual unit sales with the principal(s) of each agency. Regional Managers and Territory Managers, or "TM's," develop customized business plans for each agent. These plans identify profitable business opportunities and recommend the actions required to achieve the objectives agreed to by the agency and the Company.

      TM's meet frequently with targeted agents' sales staff to review Merchants' renewal policies, as well as to solicit policies new to the agent and/or Merchants. While TM's are capable of providing quotes directly to the agent while in an agent's office, much of that capability is migrating to Merchants' internet website: www.merchantsgroup.com. There, agents are able to obtain instant quotes for certain commercial lines of business. Presently, the businessowners, contractors coverall and commercial auto product lines are available for instant quoting and Merchants expects that other commercial lines will be available for quoting on the internet during 2005. In addition, businessowners and contractors coverall have been enabled for "issue from quote", allowing agents to enter all underwriting information required to issue policies for their customers over the password protected "Agency Gateway" of the website. This allows for quicker responses to agents' quote requests and reduces expenses associated with manual quoting and policy issuance.

      Each Strategic Business Center has an Agents' Advisory Council that meets at least twice a year. The Advisory Councils provide a forum for Merchants and its agents to discuss issues of mutual interest, and assure that the agents' business needs are being considered by Merchants. Additionally, the Co-chairpersons of the Advisory Councils from each Strategic Business Center meet twice each year with senior officers.

      In addition to standard commissions paid as a percentage of premiums written, the Company's agents are eligible to participate in the Agents' Profit Sharing Plan. This plan rewards agents based on total premiums written and the loss and allocated LAE ratio on business placed during each year by the agent with the Company and Mutual. The Company believes the terms of the Agents' Profit Sharing Plan encourage its agents to increase the volume of profitable Traditional Business they place with Merchants. The Company's share of payments for the Agents' Profit Sharing Plan for 2004 assumed under the Pooling Agreement totaled $1,418,000, or 2.1% of the Company's share of pro forma pooled direct premiums written. In response to a December 2004 request from the State of New Hampshire Insurance Department (Department) the Company provided certain information to the Department with respect to compensation arrangements between the Company and its agents. The Department made the request of all insurance companies domiciled in New Hampshire.

Insurance Underwriting

      The Company is licensed to issue insurance policies in 13 states, primarily in the northeastern United States. In 2004, net premiums written totaled $53,102,000, with 69% of the net premiums written derived from commercial lines of insurance and 31% from personal lines of insurance.

      The following table sets forth the distribution of the Company's direct premiums written by state for the years indicated:

                               As of December 31,
                        ------------------------------
                        2002       2003(1)     2004(1)
                        ----       -------     -------
New York                 67%          60%         63%
New Jersey                9           17          14
New Hampshire            10            9           8
Pennsylvania              5            6           7
Rhode Island              5            3           3
Massachusetts             2            2           3
Other                     2            3           2
                        ---          ---         ---
Total                   100%         100%        100%
                        ===          ===         ===

(1) Shown on a group-wide basis for the Pooled Business. See the "Administration" section of this Item for further discussion.

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

      Merchants establishes premium rates for most of its policies based on its loss experience, in some cases after considering prospective loss costs provided by the Insurance Services Office, Inc., an industry advisory group, for the individual and commercial classes of business that it insures. Merchants establishes rates independently for its personal automobile and homeowners insurance policies and its specialty products, such as its Contractors Coverall Plus and businessowners' policies.

      The following table shows, for each of the years in the three year period ended December 31, 2004 (i) the amount of the Company's net premiums written attributable to various personal lines and commercial lines and (ii) underwriting results attributable to each such line as measured by the calendar year loss and allocated loss adjustment expense (LALAE) ratio for such line. The LALAE ratio is the ratio of incurred losses and allocated loss adjustment expenses to net premiums earned for a given period.

                                                         Year ended December 31,
                            ---------------------------------------------------------------------------------
                                       2002                        2003                        2004
                            -------------------------   -------------------------   -------------------------
                            Premiums                    Premiums                    Premiums
                            Written                     Written                     Written
                            -------------------------   -------------------------   -------------------------
                                                LALAE                      LALAE                        LALAE
                             Amount     %       Ratio    Amount     %      Ratio     Amount     %       Ratio
                            -------   ------   ------   -------   ------   ------   -------   ------    -----
                                                         (dollars in thousands)
Personal
     Auto Liability         $21,565    30.6%   139.6%   $12,202    19.0%    87.4%   $ 7,467    14.1%    59.5%
     Auto Physical Damage    12,694    18.0     50.5      7,230    11.3     49.2      3,873     7.3     42.8
     Homeowners'

          Multi-Peril         9,620    13.6     54.5      6,382     9.9     58.8      5,080     9.6     59.4
                            -------   -----             -------   -----             -------   -----

          Total              43,879    62.2     93.8     25,814    40.2     69.7     16,420    31.0     55.1
                            -------   -----             -------   -----             -------   -----

Commercial
     Auto Liability           6,227     8.8     39.1     12,979    20.3     29.3     12,542    23.6     51.2
     Auto Physical Damage     1,225     1.7     36.2      2,899     4.5     39.1      2,734     5.1     38.1
     Commercial
          Multi-Peril        14,885    21.1     58.8     17,018    26.5     79.7     15,701    29.6     76.6
     Workers'
          Compensation        3,778     5.4     29.3      4,613     7.2    133.7      4,536     8.5     72.8
     Other Lines                534      .8    (12.7)       856     1.3    281.4      1,169     2.2     75.5
                            -------   -----             -------   -----             -------   -----

          Total              26,649    37.8     47.5     38,365    59.8     72.9     36,682    69.0     64.6
                            -------   -----             -------   -----             -------   -----

Total Personal &
     Commercial             $70,528   100.0%    71.7    $64,179   100.0%    71.6    $53,102   100.0%    61.2
                            =======   =====             =======   =====             =======   =====

      Calendar year LALAE ratios set forth in the table above include an estimate of LALAE for that accident year, as well as increases or decreases in estimates made in that year for prior accident years' LALAE. Depending on the size of the increase or decrease in prior accident year LALAE, calendar years' LALAE ratios may not be as indicative of the profitability of policies in force in a particular year as accident year LALAE ratios, which do not take into account increases or decreases in reserves for prior accident years' LALAE.

      The following table sets forth the composition of voluntary direct premiums written for 2000 through 2004:

                                        For the Year Ended December 31,
                              ---------------------------------------------------
                              2000      2001      2002      2003 (1)     2004 (1)
                              ----      ----      ----      --------     --------
Commercial                     64%       58%       40%         63%          73%
Personal                       36        42        60          37           27
                              ---       ---       ---         ---          ---
Total                         100%      100%      100%        100%         100%
                              ===       ===       ===         ===          ===

(1) Shown on a group-wide basis for the Pooled Business. See the "Administration" section of this Item for further discussion.

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

      The Company believes that it and Mutual can insure commercial business profitably by selecting those classes of risks that offer better than average profit potential and charging rates commensurate with the quality of the risk insured. Merchants competes for commercial business based upon the service it provides to agents and policyholders, the compensation it pays to its agents and the price of its products. Merchants establishes prices after considering its costs, the exposures inherent in a particular class of risk, estimated investment income, projected future trends in loss frequency and severity, the degree of competition within a specific territory and a provision for profit. Accordingly, the prices of Merchants' commercial products may vary considerably from competitors' prices.

Personal Lines

      Merchants offers personal automobile and homeowners' insurance to preferred risk individuals, generally requiring experienced drivers with no accidents or moving violations in the last three years for personal automobile insurance, and medium to high value homes with systems (e.g. heating, plumbing, electrical) that are less than thirty years old in fire protected areas for homeowners' insurance. Personal automobile premium rates attempt to cover costs associated with required participation in involuntary personal automobile programs, in addition to the costs directly associated with the policies written voluntarily. Due to volatility in the size of the New York Automobile Insurance Plan (NYAIP) and the poor loss experience associated with that business in most years, the Company has been unable to fully recover costs of the NYAIP business with premium rates charged for its voluntary personal automobile business. In 2001 the Company implemented a moratorium on writing new voluntary personal automobile business in New York. Further, in order to minimize the adverse impact of assignments from the NYAIP, the Company has purchased territorial credits from an unaffiliated company. The credits against NYAIP assignments were generated by another insurance company for writing private passenger automobile business in localities in New York with private passenger automobile availability problems. The other insurance company, by nature of its concentration in private passenger automobile business in "credit" territories, generated more credits than it required to offset its NYAIP assignments.

Involuntary Business

      As a condition to writing voluntary business in most states in which it operates, the Company and Mutual must participate in state-mandated programs that provide insurance for individuals and businesses unable to obtain insurance voluntarily, primarily for personal automobile insurance. The legislation creating these programs usually allocates a pro rata portion of the risks attributable to such insureds to each company writing voluntary business in the state on the basis of its historical voluntary premiums written or the number of automobiles which it historically insures voluntarily. Due to changing market conditions the Company cannot predict the size of the NYAIP for 2005 or future years.

      The Company's gross (direct and assumed) premiums written attributable to involuntary policies were $8,292,000, $5,302,000 and $4,275,000 in 2002, 2003 and 2004, respectively, mostly in New York. The 2003 and 2004 amounts represent the Company's pro-forma share of the applicable amount of pooled direct premiums written.

Pooling Agreement

      The Company believes pooling of risks is advantageous for the following reasons: (1) Mutual's risk selection, pricing, marketing and claims philosophies and practices are consistent with and complementary to the Company's; (2) as market conditions change, management can adjust eligibility criteria to permit Merchants as a group to participate in a changing rate environment without concern for any conflict of interest; (3) pooling, especially with Mutual subject to profit and loss sharing, more closely aligns the interests of the Company and Mutual; and (4) by reducing its share of participation in the pool, the Company is able to create more capacity to pursue other endeavors, which it might not otherwise be able to do as a result of regulatory constraints on non-renewal of business, particularly for personal lines business. See "Competition" in this Item.

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

Loss and Loss Adjustment Expense Reserves

      The Company, like other insurance companies, establishes reserves for losses and LAE. These reserves are estimates intended to cover the probable ultimate cost of settling all losses incurred and unpaid, including those losses not yet reported to the Company. An insurer's ultimate liability is likely to differ from its interim estimates because during the life of a claim, which may be many years, additional facts affecting the amount of damages and an insurer's liability may become known. The reserves of an insurer are frequently adjusted based on monitoring by the insurer and are periodically reviewed by state insurance departments. The Company retains an independent actuarial firm to satisfy state insurance departments' requirements for the certification of reserves for losses and LAE.

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

      Due to uncertainties inherent in the estimation of incurred losses and LAE, the Company has recorded changes in reserves for prior accident years' losses and LAE in most years. In 2002 the Company decreased its reserves for prior years by $3,785,000, primarily due to favorable loss development related to workers' compensation and commercial automobile liability policies, somewhat offset by unfavorable development on its private passenger automobile policies. In 2003, the Company decreased its reserves for prior years by $90,000. In 2004, the Company decreased reserves for prior years by $843,000 primarily due to favorable loss development related to private passenger auto liability and workers' compensation policies, somewhat offset by unfavorable development on its commercial package policies.

      The following table sets forth the changes in the reserve for losses and LAE for 2002, 2003 and 2004.

                                                                  Year Ended December 31,
                                                          ---------------------------------------
                                                             2002          2003           2004
                                                          ---------      ---------      ---------
                                                                      (in thousands)
Reserve for losses and LAE at beginning of year           $ 151,355      $ 147,136      $ 146,474
    Less reinsurance recoverables                            19,242         19,380         22,715
                                                          ---------      ---------      ---------
    Net balance at beginning of year                        132,113        127,756        123,759
                                                          ---------      ---------      ---------

Provision for losses and LAE for claims occurring in:
    Current year                                             66,658         49,702         38,524
    Prior years                                              (3,785)           (90)          (843)
                                                          ---------      ---------      ---------
                                                             62,873         49,612         37,681
                                                          ---------      ---------      ---------

Losses and LAE payments for claims occurring in:
    Current year                                             26,387         18,441         13,647
    Prior years                                              40,843         35,168         35,008
                                                          ---------      ---------      ---------
                                                             67,230         53,609         48,655
                                                          ---------      ---------      ---------

Reserve for losses and LAE at end of year, net              127,756        123,759        112,785
    Plus reinsurance recoverables                            19,380         22,715         15,630
                                                          ---------      ---------      ---------
    Balance at end of year                                $ 147,136      $ 146,474      $ 128,415
                                                          =========      =========      =========

      The first line of the following table presents, as of the end of the year at the top of each column, the estimated amount of unpaid losses and LAE for claims arising in that year and in all prior years, including claims that had occurred but were not yet reported to the Company. For each column, the rows of the table present, for the same group of claims, the amount of unpaid losses and LAE as re-estimated as of the end of each succeeding year. The estimate is modified as more information becomes known about the number and severity of claims for each year. The "cumulative redundancy (deficiency)" represents the change in the estimated amount of unpaid losses and LAE from the end of the year at the top of each column through the end of 2004.

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

      The rows of the lower portion of the table present, as of the end of each succeeding year, the amount of paid losses and LAE for claims unpaid at the end of the year at the top of each column:

                                                                      As of December 31,
                              --------------------------------------------------------------------------------------------------
                                1994      1995      1996      1997      1998      1999      2000      2001      2002      2003
                              --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                                        (in thousands)
Liability for losses and LAE:

                              $ 97,614  $113,718  $126,260  $130,781  $126,820  $127,458  $131,178  $132,113  $127,756  $123,759
Liability re-estimated as of:
One year later                 108,659   120,550   130,768   128,636   123,071   128,886   129,704   128,328   127,666   122,916
Two years later                113,091   128,192   133,029   130,498   120,345   123,299   129,621   132,674   129,722
Three years later              121,051   129,724   132,948   127,893   113,661   124,944   133,769   135,865
Four years later               121,791   131,647   129,210   122,508   114,068   128,121   138,538
Five years later               122,886   127,183   124,238   122,347   117,678   131,977
Six years later                120,128   123,521   124,319   125,741   120,958
Seven years later              117,589   123,679   127,659   128,998
Eight years later              117,626   126,285   130,280
Nine years later               120,118   128,433
Ten years later                121,612

Cumulative Redundancy
 (Deficiency):
                              $(23,998)  (14,715)   (4,020)    1,783     5,862    (4,519)   (7,360)   (3,752)   (1,966)      843
                                %(24.6)    (12.9)     (3.2)      1.4       4.6      (3.5)     (5.6)     (2.8)     (1.5)       .7

Paid (Cumulative) as of:
One year later                  36,916    38,549    40,954    42,433    37,125    40,970    45,461    40,843    35,168    35,008
Two years later                 60,074    64,323    69,035    66,477    63,325    69,393    70,075    64,959    61,031
Three years later               77,982    84,638    86,364    86,313    80,142    86,670    85,772    83,552
Four years later                91,948    96,491    98,300    97,770    89,383    96,222    98,053
Five years later                99,171   104,063   105,787   104,282    94,809   102,892
Six years later                103,829   109,492   109,639   107,431    99,131
Seven years later              107,367   111,851   111,822   110,193
Eight years later              108,747   113,593   114,246
Nine years later               110,119   114,959
Ten years later                110,827

      The loss and LAE reserves reported in the Company's consolidated financial statements prepared in accordance with generally accepted accounting principles
(GAAP) differ from those reported in the statements filed by MNH with the New Hampshire Insurance Department in accordance with statutory accounting principles (SAP) as follows:

                                                                As of December 31,
                                                       ------------------------------------
                                                         2002          2003          2004
                                                       --------      --------      --------
                                                                  (in thousands)
Loss and LAE reserves on a SAP basis                   $127,756      $123,759      $112,785
Adjustments:
       Ceded reinsurance balances recoverable            19,380        22,715        15,630
                                                       --------      --------      --------
Loss and LAE reserves on a GAAP basis                  $147,136      $146,474      $128,415
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

      Beginning January 1, 1998 , the Company's property and casualty excess of loss reinsurance agreement provided for recovery of casualty losses over $500,000 up to $10,000,000 per occurrence and property losses over $500,000 up to $10,000,000 per risk. This coverage is supplemented by a contingent casualty layer of reinsurance for workers' compensation claims of $5,000,000 in excess of the first $10,000,000 subject to a calendar year limit of $20,000,000. Effective January 1, 2002, the Company increased its retention on casualty losses to $750,000. Effective January 1, 2004, the Company adjusted the property loss occurrence limit to $5,000,000 per risk. Individual property facultative reinsurance was purchased for all exposures greater than $5,000,000. Effective January 1, 2005, the Company adjusted the property loss occurrence limit to $10,000,000 per risk.

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

      The Pooling Agreement provides for MNH to cede, or transfer, to Mutual all of its premiums and risks on its Traditional Business during the term of the agreement, and then to assume from Mutual a percentage of all of Mutual's and MNH's Traditional Business (the "Pooled Business"). MNH assumed 40% of the Pooled Business in 2003 and 35% of the Pooled Business in 2004. MNH's share of the Pooled Business will be reduced to 30% of the pooled business in 2005, though not to exceed $50.0 million in net written premiums. MNH's share of the Pooled Business will be reduced to 25% in 2006 and 2007, though not to exceed $42.5 million and $37.5 million in assumed net written premiums, respectively. If the parties agree, MNH may increase its share or maximum amount of assumed net premiums written of the Pooled Business for any year. The decreasing amount of Traditional Business assumed under the Pooling Agreement is intended to provide MNH with the capacity to pursue insurance opportunities independently of Mutual, thereby reducing its dependence on Mutual as its only source of business. Mutual retains a share of the risk in MNH's Traditional Business under Mutual's control pursuant to a profit and loss sharing arrangement in the Pooling Agreement based on the loss and LAE experience of the Pooled Business. The Company believes the Pooling Agreement and profit (or loss) sharing feature included therein align the interests of MNH and Mutual.

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

      The Company had $40,979,000 of tax-exempt bonds in its investment portfolio at December 31, 2004. The Company believes these tax-exempt bonds are of high quality (rated A or better) and, at the time of purchase, offered an after-tax total return potential greater than comparable taxable securities.

      At December 31, 2004 the Company had $7,412,000 of short-term investments with maturities less than 30 days and $2,150,000 of non-investment grade securities. These non-investment grade securities represented 1% of the investment portfolio as compared to $2,496,000, or 1%, of the investment portfolio at December 31, 2003.

      The table below provides information regarding the Company's investments as of the dates indicated.

                                                                  As of December 31,
                                           ---------------------------------------------------------------
                                                   2002                   2003                  2004
                                           -------------------    ------------------     -----------------
                                             Amount        %        Amount       %         Amount      %
                                           ----------    -----    ---------    -----     ---------   -----
                                                                (dollars in thousands)
Fixed Maturities (1):

    U.S. Government and Agencies           $   12,855      6.1%   $   8,377      4.1%    $   5,028     2.5%
    Corporate Securities                       60,215     28.8       28,714     14.2        28,003    14.2
    Mortgage and Asset Backed Securities       91,813     43.8      113,313     55.8       110,082    55.7
    Tax-Exempt Bonds                           28,685     13.7       43,401     21.4        40,979    20.7
                                           ----------    -----    ---------    -----     ---------   -----
         Total Bonds                          193,568     92.4      193,805     95.5       184,092    93.1
Preferred Stocks (2)                            7,367      3.5        5,797      2.9         3,509     1.8
Short-Term Investments (3)                      6,420      3.1        1,118       .6         7,412     3.7
Other (4)                                       2,042      1.0        2,167      1.0         2,696     1.4
                                           ----------    -----    ---------    -----     ---------   -----

Total Invested Assets                      $  209,397    100.0%   $ 202,887    100.0%    $ 197,709   100.0%
                                           ==========    =====    =========    =====     =========   =====

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

      The table below sets forth the Company's net investment income and net realized gains and losses, excluding the effect of income taxes, for the periods shown:

                                                    Year Ended December 31,
                                            --------------------------------------
                                               2002           2003         2004
                                            ----------     ---------     ---------
                                                  (dollars in thousands)
Average investments                         $ 206,435      $200,996      $196,148
Net investment income                          10,403         8,815         7,881
Net investment income as a percentage
    of average investments (1)                    5.0%          4.4%          4.0%

Net gains (losses) on investments           $     953      $  2,500      $   (221)

(1) The taxable equivalent yield for the years ended December 31, 2002, 2003 and 2004 was 5.4%, 4.4% and 4.3%, respectively, assuming an effective tax rate of 34%.

      The table below sets forth the carrying value of bonds and percentage distribution of various maturities at the dates indicated. Fixed Maturities are shown at their carrying amounts in the respective balance sheet. Held to Maturity fixed maturities are included at amortized cost. Available for Sale fixed maturities are included at fair value. Mortgage and asset backed securities are presented based upon their projected cash flows.

                                                              As of December 31,
                                   ------------------------------------------------------------------------
                                           2002                      2003                      2004
                                   --------------------      --------------------      --------------------
                                    Amount          %         Amount         %          Amount          %
                                   --------      ------      --------      ------      --------      ------
                                                            (dollars in thousands)
1 year or less                     $ 81,736       42.2%      $ 33,243       17.2%      $ 49,275       26.8%
1 year through 5 years              106,696       55.1        137,234       70.8        112,476       61.1
5 years through 10 years              3,198        1.7         21,065       10.9         18,870       10.2
More than 10 years                    1,938        1.0          2,263        1.1          3,471        1.9
                                   --------      -----       --------      -----       --------      -----
     Total                         $193,568      100.0%      $193,805      100.0%      $184,092      100.0%
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

      Historically, the property and casualty industry has tended to be cyclical in nature. During the "up" cycle, or "hard market," the industry is characterized by price increases, strengthening of loss and LAE reserves, surplus growth and improved underwriting results. Near the end of the "up" cycle, an increase in capacity causes insurance companies to begin to compete for market share on the basis of price. This price competition causes the emergence of the "down" cycle, or "soft market," characterized by a reduction in the premium growth rate and a general decline in profitability. Often times, the down cycle is accompanied by a decline in the adequacy of loss and LAE reserves and a decrease in premium writing capacity. The property and casualty insurance industry experienced a cyclical downturn for most of the 1990's through 2001 due primarily to intense premium rate competition and an excess capacity to write premiums. Recently, there has been price firming primarily within the commercial lines segment of the property casualty industry. However, some of the circumstances which led to the most recent cyclical downturn in the property and casualty insurance industry have become evident, and the Company believes that this price firming or "hard market" is nearing its end.

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

      The Company depends on cash dividends from MNH to pay cash dividends to its stockholders and to meet its expenses. MNH is subject to New Hampshire state insurance laws which restrict its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's policyholders' surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve-month period ending in 2004 without the prior approval of the New Hampshire Insurance Commissioner is $6,171,000. MNH paid $1,200,000 and $800,000 of dividends to the Company in August 2004 and February 2005, respectively.

      In certain states in which it operates, MNH is required to maintain deposits with the appropriate regulatory authority to secure its obligations under certain insurance policies written in the jurisdiction. At December 31, 2004, investments of MNH having a par value of $1,900,000 were on deposit with regulatory authorities.

      MNH and Mutual are required to file detailed annual reports with the appropriate regulatory agency in each of the states in which they do business. Their business and accounts are subject to examination by such agencies at any time, and the laws of many states require periodic examination. The State of New Hampshire Insurance Department most recently examined the accounts of MNH as of December 31, 2003 and has indicated in a draft report that MNH's annual statement as of that date will be accepted as submitted, without adjustment.

      The National Association of Insurance Commissioners (NAIC) applies a risk-based capital measurement formula to all property and casualty insurance companies. The formula calculates a minimum required statutory net worth based on the underwriting, investment, credit, loss reserve and other business risks inherent in an individual company's operations. Any insurance company that does not meet threshold risk-based capital measurement standards could be forced to reduce the scope of its operations and ultimately could become subject to statutory receivership proceedings. MNH's capital exceeds the statutory minimum as determined by the risk-based capital measurement formula as of December 31, 2004.

      The NAIC has established eleven financial ratios (the Insurance Regulatory Information System, or "IRIS") to assist state insurance departments in their oversight of the financial condition of insurance companies operating in their respective states. The NAIC calculates these ratios based on statutory information submitted by insurers on an annual basis and shares the information with the applicable state insurance departments. The ratios relate to leverage, profitability, liquidity and loss reserve development. One of the Company's ratios as of December 31, 2004 relating to investment yield fell outside of the acceptable range of ratios. MNH earned an investment yield of 4.0% (4.3% on a taxable equivalent basis) compared to the minimum NAIC threshold of 4.5%. The Company's inability to operate within an acceptable range of the aforementioned IRIS ratio is not expected to have a material effect on the Company's business or its operations.

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

Employees

      The Company and MNH have no employees. At December 31, 2004, Mutual had 315 full-time equivalent employees. The Company believes that Mutual's relationship with its employees is satisfactory.

Executive Officers of the Registrant

      The names of the executive officers of the Company and their ages, titles and biographies as of the date hereof are set forth below.

   NAME OF EXECUTIVE                                         PRINCIPAL OCCUPATION
 OFFICER AND POSITION(s)          AGE                     DURING THE PAST FIVE YEARS
-------------------------         ---         ----------------------------------------------------
Robert M. Zak                     47          President and Chief Executive Officer of MNH and
Senior Vice President and                     Mutual since November 1, 1995; Sr. Vice President of
Chief Operating Officer                       MNH and Mutual from 1992 to 1995; Chief Financial
                                              Officer of the Company, MNH and Mutual from 1991
                                              through 1996; Vice President - Financial Services of
                                              MNH and Mutual from 1989 through 1996; Secretary of
                                              MNH and Mutual from 1990 through November 1, 1995.

Edward M. Murphy                  54          Vice President and Chief Investment Officer of the
Vice President,                               Company, Mutual and MNH since 1991; Assistant Vice
Chief Investment Officer and                  President of Mutual and MNH from 1989 to 1991.
Assistant Secretary

Kenneth J. Wilson                 57          Vice President, Treasurer and Chief Financial Officer
Vice President,                               of the Company, Mutual and MNH since 1996; President
Treasurer, Chief Financial                    and Chief Executive Officer of Carbadon Corp. and its
Officer and Secretary                         operating subsidiary, Empire of America Realty Credit
                                              Corp., from December 1995 to December 1996 and Chief
                                              Financial Officer from November 1992 to December 1996.

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

    2004:                       High          Low       Dividend
--------------                 ------       ------      --------
Fourth Quarter                 $24.67       $22.65       $  .10
Third Quarter                   26.00        23.08          .10
Second Quarter                  26.38        24.40          .10
First Quarter                   25.50        23.70          .10

    2003:                       High          Low       Dividend
--------------                 ------       ------      --------
Fourth Quarter                 $25.05       $21.10       $  .10
Third Quarter                   22.30        19.90          .10
Second Quarter                  21.80        19.75          .10
First Quarter                   23.90        21.80          .10

      The number of stockholders of record of the Company's Common Stock as of February 15, 2005 was 78. Securities held by nominees are counted as one stockholder of record.

      The Company has paid a quarterly cash dividend to its common stockholders since 1993. Continued payment of this dividend and its amount will depend upon the Company's operating results, financial condition, capital requirements and other relevant factors, including legal restrictions applicable to the payment of dividends by its insurance subsidiary, MNH.

      As a holding company, the Company depends on dividends from its subsidiary, MNH, to pay cash dividends to its stockholders. MNH is subject to New Hampshire state insurance laws which restrict its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's policyholders' surplus as of the preceding December 31. The maximum amount of dividends that MNH could pay during any twelve-month period ending in 2005 without prior approval of the New Hampshire Insurance Commissioner is $6,171,000.

      During the fourth quarter of its fiscal year, neither the Company nor any "affiliated purchaser" (as defined in SEC Rule 10b-18(a)(3)) made any purchases of any of its equity securities on its behalf.

Equity Compensation Plan Information

                                                                                        Number of Securities
                                                                                       Remaining Available for
                               Number of Securities to        Weighted-Average          Future Issuance Under
                               be Issued Upon Exercise       Exercise Price of        Equity Compensation Plans
                               Of Outstanding Options,      Outstanding Options,        (Excluding Securities)
     Plan Category               Warrants and Rights        Warrants and Rights       Reflected in Column (a))
-------------------------      -----------------------      --------------------      -------------------------
                                         (a)                        (b)                          (c)
Equity Compensation Plans
Approved by Security
Holders                                   0                           N/A                         0

Equity Compensation Plans
Not Approved by
Security Holders                          0 (1)                    $24.77                         0

Total                                     0                             -                         0

(1) Through an employment agreement with MNH, MNH's former Chief Operating Officer participated in a non-cumulative bonus equal to the product of 80,000 and the difference between the averages of the last reported sales prices of the Company's common stock for (i) the 20 business days immediately following the release of the Company's year-end results and
      (ii) for the 20 business days immediately following the release of the Company's year-end results for the prior year.

Item 6. SELECTED FINANCIAL DATA.

      The selected financial data set forth in the following table for each of the five years in the period ended December 31, 2004 have been derived from the audited consolidated financial statements of the Company.

                                                                 As of December 31,
                                           --------------------------------------------------------------
                                             2000          2001         2002         2003          2004
                                           ---------    ---------     ---------    ---------    ---------
                                                      (in thousands, except per share amounts)
Net premiums written                       $  94,342    $  93,973     $  70,528    $  64,179    $  53,102
                                           =========    =========     =========    =========    =========

Net premiums earned                        $  94,259    $  93,885     $  83,120    $  65,097    $  57,123
Net investment income                         13,903       13,295        10,403        8,815        7,881
Net investment gains (losses)                    109         (580)          953        2,500         (221)
Other revenues                                   355          696           635          560          722
                                           ---------    ---------     ---------    ---------    ---------
   Total revenues                            108,626      107,296        95,111       76,972       65,505
                                           ---------    ---------     ---------    ---------    ---------
Net losses and loss adjustment expenses       71,374       75,144        62,873       49,612       37,681
Amortization of deferred policy
 acquisition costs                            24,979       24,880        22,227       16,925       14,852
Other underwriting expenses                    5,266        6,017         5,744        5,031        8,291
                                           ---------    ---------     ---------    ---------    ---------
Total expenses                               101,619      106,041        90,844       71,568       60,824
                                           ---------    ---------     ---------    ---------    ---------
Income before income taxes                     7,007        1,255         4,267        5,404        4,681
Provision for income taxes                     2,668          434         1,729        1,039          919
                                           ---------    ---------     ---------    ---------    ---------
Net income                                 $   4,339    $     821     $   2,538    $   4,365    $   3,762
                                           =========    =========     =========    =========    =========
Earnings per share
Basic                                      $    1.75    $     .35     $    1.19    $    2.07    $    1.78
                                           =========    =========     =========    =========    =========

Diluted                                    $    1.74    $     .35     $    1.19    $    2.07    $    1.78
                                           =========    =========     =========    =========    =========
Weighted average number of shares
 outstanding:
Basic                                          2,485        2,343         2,125        2,110        2,114
Diluted                                        2,487        2,343         2,129        2,111        2,118

Balance Sheet Data: (at year end)
Total investments                          $ 215,654    $ 213,132     $ 209,397    $ 202,887    $ 197,709
Total assets                                 281,621      286,563       268,716    $ 272,226    $ 260,449
Reserve for losses and loss
 adjustment expenses                         145,075      151,355       147,136      146,474      128,415
Unearned premiums                             50,857       50,179        35,119       36,176       33,685
Stockholders' equity                          70,122       68,551        67,924       70,259       71,974

Dividend Data:
Cash dividend per common share             $     .40    $     .40     $     .40    $     .40    $     .40

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2004 Compared to 2003

      The following discussion should be considered in light of the statements under the heading "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995," at the end of this Item. All capitalized terms used in this Item that are not defined in this Item have the meanings given to them in the Notes to Consolidated Statements contained in Item 15 (a) (1) of this Form 10-K.

      Results of operations for 2004 and 2003 reflect the effects of the Services Agreement and the Reinsurance Pooling Agreement among the Company, its wholly-owned insurance subsidiary, MNH, and Mutual, effective January 1, 2003. The Services Agreement calls for Mutual to provide underwriting, administrative, claims and investment services to the Company and MNH. The Reinsurance Pooling Agreement provides for the pooling, or sharing, of insurance business traditionally written by Mutual and MNH on or after the effective date. MNH's share of pooled (combined Mutual and MNH) premiums earned and losses and loss adjustment expenses (LAE) for 2004 and 2003 in accordance with the Reinsurance Pooling Agreement was 35% and 40%, respectively. The Reinsurance Pooling Agreement pertains to premiums earned and incurred losses and LAE. Direct premiums written by MNH or Mutual are not pooled. MNH's pooling percentage will be 30% in 2005, though not to exceed $50,000,000 in assumed net written premiums. MNH's share of pooled premiums will be reduced to 25% in 2006 and 2007, though not to exceed $42,500,000 and $37,500,000 in net written premiums, respectively.

      Total combined Mutual and MNH or "group-wide" direct premiums written
(DWP) for the year ended December 31, 2004 were $191,138,000, an increase of $15,995,000 or 9%, from $175,143,000 in 2003. The Company's pro-forma share of combined direct premiums written in 2004, in accordance with the Reinsurance Pooling Agreement, was $66,900,000 compared to $70,057,000 in 2003. The table below shows a comparison of direct premiums written by major category in 2004 and 2003:

                                                                                MNH
                                                                             Pro Forma
                                      Group-wide DWP                           Share
                                        Year ended                          Year ended
                                       December 31,                        December 31,
                                  -----------------------               ------------------
                                     2004          2003     Variance      2004       2003     Variance
                                  ---------     ---------   --------    -------    -------    --------
                                       (000's omitted)                    (000's omitted)
Voluntary Personal Lines          $  50,879     $  63,548     (20%)     $17,808    $25,419      (30%)
Voluntary Commercial Lines          119,113       103,262      15%       41,690     41,305        1%
Umbrella Program                     17,536         3,136     459%        6,138      1,254      389%
Involuntary                           3,610         5,197     (31%)       1,264      2,079      (39%)
                                  ---------     ---------               -------    -------
Total Direct Written Premiums     $ 191,138      $175,143       9%      $66,900    $70,057       (5%)
                                  =========     =========               =======    =======

      The 20% (or $12,669,000) decrease in group-wide voluntary personal lines direct premiums written resulted from a 27% decrease in private passenger automobile (PPA) direct premiums written and a 1% decrease in homeowners direct premiums written. The decrease in PPA direct premiums written is the result of the companies' decision, implemented in 2001, not to write new policies in certain jurisdictions and from the approval of the companies' plan to withdraw from the New Jersey PPA market by the New Jersey Department of Banking and Insurance, which was effective in June 2003. As a result, voluntary PPA policies in force at December 31, 2004 were 19,931, a decrease of 8,492 or 30%, from 28,423 at December 31, 2003.

      Mutual introduced a monoline commercial umbrella program in the fourth quarter of 2003 (the Umbrella Program). The Umbrella Program is marketed exclusively through one independent agent and approximately 95% of the premiums related to Umbrella Program policies are reinsured with an "A" rated national reinsurer through a quota share reinsurance treaty.

      Group-wide voluntary commercial lines direct premiums written were $119,113,000, an increase of $15,851,000, or 15%, from $103,262,000 in 2003.
This increase resulted from period to period increases in every significant group-wide commercial line of business. The average premium per group-wide, non-Umbrella Program commercial lines policy increased 7% from the year earlier period. Total non-Umbrella Program commercial lines policies in force at December 31, 2004 were 33,415, an increase of 6% from 31,485 at December 31, 2003.

      The 31% decrease in group-wide involuntary direct premiums written resulted primarily from a decrease in assignments from the New York Automobile Insurance Plan (NYAIP). Direct premiums written related to policies assigned from the NYAIP decreased to $2,783,000 for 2004 from $3,909,000 for 2003. The NYAIP provides coverage for individuals who are unable to obtain auto insurance in the voluntary market. Assignments from the NYAIP vary depending upon a company's PPA market share and the size the NYAIP. The Company is unable to predict the volume of future assignments from the NYAIP.

      In order to minimize the adverse impact of assignments from the NYAIP, the Company purchased territorial credits from an unaffiliated company pursuant to
Section 6.A.7. of the NYAIP Manual. The credits against NYAIP assignments were generated by the other insurance company for writing PPA business in certain localities in New York with PPA market availability problems. The other insurance company, by nature of its concentration in PPA business in "credit" territories, generated more credits than it required to offset its NYAIP assignments. The credits purchased reduced the Company's share of the NYAIP. The credits purchased decreased direct premiums written related to NYAIP assignments during 2004 by approximately $2,351,000 and by approximately $2,256,000 for 2003.

      Group-wide pooled net premiums written for 2004 were $163,546,000, an increase of $1,857,000, or 1%, from $161,689,000 for 2003. This increase resulted from the 9% increase in group-wide direct premiums written, offset by an increase in 2004 as compared to 2003 of reinsurance premiums ceded to third parties, primarily for premiums written related to the Umbrella Program. The Company's share of pooled net premiums written in 2004 in accordance with the Reinsurance Pooling Agreement was $53,102,000, a decrease of $11,077,000 or 17% from $64,179,000 in 2003. This decrease resulted primarily from the 5 percentage point decrease in the Company's participation in the Reinsurance Pooling Agreement.

      Total revenues for 2004 were $65,505,000, a decrease of $11,467,000 or 15%, from $76,972,000 in 2003.

      The Company's share of pooled net premiums earned in accordance with the Reinsurance Pooling Agreement for 2004 was $57,123,000. The Company's share of net premiums earned in 2003 were $65,097,000. This $7,974,000, or 12%, decrease in net premiums earned primarily resulted from the 5 percentage point decrease in the Company's participation in the Reinsurance Pooling Agreement.

      Net investment income was $7,881,000, a decrease of $934,000 or 11% from $8,815,000 in 2003. The average pre-tax yield associated with the investment portfolio decreased 40 basis points to 4.0% in 2004 compared to 2003. Average invested assets for 2003 decreased 2% from the year earlier period.

      Net investment losses were $221,000 ($.07 per fully diluted share after taxes) in 2004 compared to $2,500,000 of net investment gains ($.78 per fully diluted share after taxes) in 2003. The 2004 amount included an aggregate $700,000 of investment losses related to an other-than-temporary impairment in the value of two investment securities owned by the Company at December 31, 2004. The 2003 amount related primarily to the sale of an otherwise illiquid security to its issuer through a share repurchase program.

      Other revenues were $722,000 in 2004, an increase of $162,000 or 29% from $560,000 in 2003, primarily due to a $180,000 decrease in premium receivable charge-offs.

      Net losses and LAE were $37,681,000 for 2004, a decrease of $11,931,000 or 24% from $49,612,000 for 2003. The decrease in net losses and LAE was due to the 12% decrease in net premiums earned and a 10.2 percentage point decrease in the loss and LAE ratio to 66.0% in 2004 from 76.2% in 2003.

      The Company recorded decreases to its estimate of losses and LAE related to prior accident years of $843,000 and $90,000 in 2004 and 2003, respectively. These decreases in losses and LAE relating to prior accident years reduced the loss and LAE ratio in 2004 and 2003 by 1.5 and .1 percentage points, respectively. The following table documents the changes in the estimate of losses and LAE related to prior accident years recorded in 2004 for the Company's major lines of business:

                                     Commercial   Workers'
 Accident      Home-        PPA         Auto      Compen-    Commercial   General       All
   Year       owners     Liability   Liability     sation     Package    Liability     Other       Total
----------    -------    ---------   ----------   --------   ----------  ---------    --------    --------
                                           Increases (decreases) (in thousands)
Prior to
2001          $  (109)    $   455     $   764     $   533     $ 2,183     $ 1,119     $  (176)    $ 4,769
2001              152         (17)        121      (1,221)       (450)       (123)        (41)     (1,579)
2002               60        (269)     (1,072)       (921)        915          59          94      (1,134)
2003               (7)     (1,529)        268        (433)       (909)       (299)         10      (2,899)
              -------     -------     -------     -------     -------     -------     -------     -------
Total         $    96     $(1,360)    $    81     $(2,042)    $ 1,739     $   756     $  (113)    $  (843)
              =======     =======     =======     =======     =======     =======     =======     =======

      The Company's reduction in its estimate of losses and LAE related to prior accident years represented less than 1% of the recorded reserve for losses and LAE at December 31, 2004. During 2004, both paid and incurred losses and LAE emerged at amounts that were greater than anticipated when reserves for loss and LAE were estimated and recorded at December 31, 2003 for the commercial package line of business. This unfavorable emergence was offset by lower than anticipated loss and LAE emergence in the Company's PPA liability (particularly for accidents occurring in 2003) and workers compensation lines of business.

      The Company made no changes to the key assumptions used in evaluating the adequacy of its reserves for losses and LAE during 2004. A reasonable possibility exists in any year that relatively minor fluctuations in the estimate of reserves for losses and LAE may have a significant impact on the Company's net income. This is due primarily to the size of the Company's reserves for losses and LAE ($128,415,000 at December 31, 2004) relative to its net income.

      Involuntary automobile insurance business increased the Company's calendar year loss and LAE ratio by approximately .2 and 1.8 percentage points for the years ended December 31, 2004 and 2003, respectively.

      The ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned increased to 40.5% for 2004 from 33.7% for 2003. A $2,073,000 or 12%, decrease in the amortization of deferred acquisition costs was more than offset by a $3,260,000 or 65% increase in other underwriting expenses. Other underwriting expenses included $1,543,000 (2.7 percentage points of the expense ratio) of retrospective commission expense related to the Reinsurance Pooling Agreement which provides for retrospective commission income or expense based on actual experience compared to a targeted loss and LAE ratio. The commission is owed to Mutual based on a decrease during 2004 in the estimated cumulative loss and LAE ratio on the "pooled" business since the inception of the Reinsurance Pooling Agreement. During 2003 the Company recorded $305,000 of retrospective commission income related to the Reinsurance Pooling Agreement. This amount reduced the 2003 ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned by .5 percentage points. Other underwriting expenses also include $266,000 related to the November 2004 resignation of the Company's President and $486,000 of consulting and due diligence expenses pertaining to the investigation of business opportunities. Other underwriting expenses also included $462,000 and $228,000 in 2004 and 2003, respectively, related to the purchase of territorial credits against NYAIP assignments discussed earlier in this item. Commissions (other than retrospective commissions under the Reinsurance Pooling Agreement), premium taxes and other state assessments that vary directly with the Company's premium volume represented 19.9% and 19.7% of net premiums earned in 2004 and 2003, respectively.

      The provision for income taxes for 2003 includes the effect of a May 2003 change in New York State law with respect to the taxation of non-life insurance companies. This change eliminated state income taxes for all non-life insurance companies and increased the premium tax rate from 1.3% to 2.0%. This change in New York State law lowered the Company's effective income tax rate by approximately 4 percentage points in 2003. Further, as a result of this change, the Company reduced its deferred tax liability with respect to New York State income taxes to $0 during 2003. This one time benefit reduced the Company's effective income tax rate for 2003 by 9 percentage points. In addition, tax exempt income reduced the Company's effective income tax rate by 8 and 4 percentage points, respectively, for the years ended December 31, 2004 and 2003. In addition, the Company recorded adjustments to prior years' taxes and reversed excess tax reserves related to uncertain tax positions which reduced the Company's effective income tax rate by 4 and 3 percentage points, respectively, for the year ended December 31, 2004.

2003 Compared to 2002

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

      Total combined Mutual and MNH or "group-wide" direct premiums written for the year ended December 31, 2003 were $175,143,000, an increase of $2,403,000 or 1% from $172,740,000 in 2002. The

Company's pro-forma share of combined direct premiums written in 2003, in accordance with the Reinsurance Pooling Agreement, was $70,057,000. The Company recorded $72,803,000 of direct premiums written in 2002. The table below shows a comparison of direct premiums written by major category in 2003 and 2002:

                                                                                MNH
                                                                              Pooled       MNH
                                          Group-wide DWP                       Share       DWP
                                       --------------------                  --------    --------
                                             Year ended                           Year ended
                                            December 31,                          December 31,
                                       --------------------                  --------------------
                                         2003        2002       Variance       2003        2002      Variance
                                       --------    --------     --------     --------    --------    --------
                                          (000's omitted)                       (000's omitted)
Voluntary Personal Lines               $ 63,548    $ 68,649        (7%)      $ 25,419    $ 39,981      (36%)

Voluntary Commercial Lines              106,398      97,032        10%         42,559      26,825       59%

Involuntary                               5,197       7,059       (26%)         2,079       5,997      (65%)
                                       --------    --------                  --------    --------
Total Direct Written Premiums          $175,143    $172,740         1%       $ 70,057    $ 72,803       (4%)
                                       ========    ========                  ========    ========

      The 7% decrease in group-wide voluntary personal lines direct premiums written resulted from a 10% decrease in PPA direct premiums written, somewhat offset by a 1% increase in homeowners direct premiums written. The decrease in PPA direct premiums written is the result of the group's policy, implemented in 2002, not to write new policies in certain jurisdictions and from the approval of the companies' plan to withdraw from the New Jersey PPA market by the New Jersey Department of Banking and Insurance, which was effective in June 2003. As a result, voluntary PPA policies in force at December 31, 2003 were 28,423, a decrease of 5,996 or 17% from 34,419 at December 31, 2002.

      The 10% increase in group-wide voluntary commercial lines direct premiums written resulted from a 16% increase in average premium per commercial lines policy, somewhat offset by a 5% decrease in commercial lines policies in force. A 6% average increase in commercial lines premium rates contributed to the increase in average premium per commercial lines policy.

      The 26% decrease in group-wide involuntary written premiums, which consist primarily of involuntary PPA insurance, resulted primarily from a decrease in group-wide assignments from the NYAIP to $3,909,000 in 2003 from $6,201,000 in 2002. The NYAIP provides coverage for individuals who are unable to obtain auto insurance in the voluntary market. Assignments from the NYAIP vary depending upon a company's PPA market share and the size of the NYAIP. The Company is unable to predict the volume of future assignments from the NYAIP.

      In order to minimize the adverse impact of assignments from the NYAIP, the Company purchased territorial credits from an unaffiliated insurance company. The credits against NYAIP assignments were generated by the other insurance company for writing PPA business in certain localities in New York with PPA market availability problems. The other insurance company, by nature of its concentration in PPA business in "credit" territories, generated more credits than it required to offset its NYAIP assignments. The credits purchased reduced the Company's share of the NYAIP by $2,256,000 in 2003.

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

      Net investment gains were $2,500,000 ($.78 per fully diluted share after taxes) in 2003 compared to $953,000 ($.30 per fully diluted share after taxes) in 2002. A majority of the 2003 amount ($2,050,000) resulted from the Company taking advantage of a share repurchase program for an otherwise illiquid security.

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

                                   Commercial    Workers'
Accident   Home-         PPA          Auto        Compen-    Commercial    General        All
  Year    owners      Liability    Liability      sation       Package    Liability      Other        Total
--------  -------     ---------    ----------    --------    ----------   ---------     -------      -------
                                          Increases (decreases) (in thousands)
Prior to
2000      $   (40)     $    78      $  (460)     $ 4,496      $(2,533)     $ 1,612      $    21      $ 3,174
2000         (148)         307         (993)         924           63          809            9          971
2001          (85)        (715)        (563)        (161)       1,757           70         (101)         202
2002         (277)      (3,717)        (938)        (205)         746          (47)           1       (4,437)
          -------      -------      -------      -------      -------      -------      -------      -------
Total     $  (550)     $(4,047)     $(2,954)     $ 5,054      $    33      $ 2,444      $   (70)     $   (90)
          =======      =======      =======      =======      =======      =======      =======      =======

      The Company's reduction in its estimate of losses and LAE related to prior accident years represented less than 1% of the recorded reserve for losses and LAE at December 31, 2003. During 2003, both paid and incurred losses and LAE emerged at amounts that were greater than anticipated when reserves for loss and LAE were estimated and recorded at December 31, 2002 for the workers' compensation and general liability lines of business. This unfavorable emergence was offset by lower than anticipated loss and LAE emergence in the Company's PPA liability (particularly for accidents occurring in 2002) and commercial auto liability lines of business.

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

      The Company has recorded changes in reserves for prior accident year losses in most years. In 2004 and 2003, the Company decreased its reserves for prior years by $843,000 and $90,000, respectively. The total reserves for losses and LAE were $128,415,000 and $146,474,000 at December 31, 2004 and 2003,
respectively.

Deferred Policy Acquisition Costs

      Policy acquisition costs, such as commissions (net of reinsurance commissions), premiums taxes and certain other underwriting expenses which vary directly with premium volume, are deferred and amortized over the terms of the related insurance policies. Deferred policy acquisition costs are evaluated on an aggregate basis at least annually, to determine if recorded amounts exceed estimated recoverable amounts after allowing for anticipated investment income. Premium deficiencies if any, are recorded as amortization of deferred policy acquisition costs. Actual amounts may vary from the Company's estimates.

Investments

      Fixed maturity investments are classified as available for sale and are carried at fair value. Net unrealized holding gains or losses, net of taxes, are shown as "accumulated other comprehensive income." Investment income is recognized when earned, and gains and losses are recognized when investments are sold and in instances when a decline in the fair value of a security is determined to be other-than-temporary.

      The Company's investment committee, comprised of the Chief Operating Officer, the Chief Investment Officer and the Chief Financial Officer, meets monthly and monitors the Company's investment portfolio for declines in value that are other-than-temporary. This assessment requires significant judgment. The investment committee considers the nature of the investment, the severity and length of the decline in fair value, events specific to the issuer including valuation modeling, overall market conditions, and the Company's intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. When a decline in the fair value of a security is determined to be other-than-temporary, the Company adjusts the cost basis of that security to fair value. A charge to earnings is recorded as a loss. Future increases in fair value and future decreases in fair value if not other-than-temporary, are included in other comprehensive income.

Liquidity and Capital Resources

      In developing its investment strategy the Company determines a level of cash and short-term investments which, when combined with expected cash flow, is estimated to be adequate to meet expected cash obligations. Due to declining written premiums however, the Company's operating activities have resulted in a use of cash each year since 2001. The Company's decreasing participation percentage in the pooled business over the remaining years of the Reinsurance Pooling Agreement will likely result in continued negative cash flows from operations. Net cash used in operations was $11,577,000 in 2004. The Company believes that careful management of the relationship between assets and liabilities will minimize the likelihood that investment portfolio sales will be necessary to fund insurance operations, and that the effect of any such sales, if any, on the Company's stockholders' equity will not be material.

      The Company's objectives with respect to its investment portfolio include maximizing total return within investment guidelines while protecting policyholders' surplus and maintaining flexibility. The Company relies on premiums as a major source of cash, and therefore liquidity. Cash flows from the Company's investment portfolio, in the form of interest or principal payments, are an additional source of liquidity.

      At December 31, 2004, the Company owned 111 investment securities of which 50 had unrealized losses. As of December 31, 2004 all of the Company's fixed maturity investments were exchange traded or are readily marketable and are supported by the broker/dealer community. The total potential impact on the Company's future earnings if the unrealized losses associated with its investment portfolio at December 31, 2004 were to become other-than-temporary would be $901,000, or $595,000 after taxes.

      Included in net investment losses for the year ended December 31, 2004 are write-downs on two investment securities held in the Company's investment portfolio at December 31, 2004 determined to have had an other-than-temporary impairment in market value. The total amount of other-than-temporary impairments recorded as losses amounted to $700,000 in 2004. No other-than-temporary impairments were recorded in 2003 or 2002.

      At December 31, 2004, $2,150,000 or 1% of the Company's investment portfolio was invested in non-investment grade securities compared to $2,496,000 or 1% at December 31, 2003.

      The Company designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as accumulated other comprehensive income within stockholders' equity. At December 31, 2004, the Company recorded as accumulated other comprehensive loss in its Consolidated Balance Sheet $536,000 of net unrealized losses, net of taxes, associated with its investments classified as available for sale.

      At December 31, 2004 the Company's portfolio of fixed maturity investments represented 93.1% of invested assets. Management believes that this level of fixed maturity investments is consistent with the Company's liquidity needs because it anticipates that cash receipts from net premiums written, investment income and maturing securities will enable the Company to satisfy its cash obligations. Furthermore, a portion of the Company's fixed maturity investments are invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide monthly paydowns of bond principal.

      At December 31, 2004, $110,082,000, or 59.8%, of the Company's fixed maturity portfolio was invested in mortgage-backed and other asset-backed securities. The Company invests in a variety of collateralized mortgage obligation ("CMO") products but has not invested in the derivative type of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company's CMO investments have a secondary market and their effect on the Company's liquidity does not differ significantly from that of other fixed maturity investments.

      At December 31, 2004, the Company owed $1,141,000 of retrospective commissions to Mutual calculated in accordance with the Reinsurance Pooling Agreement (see the "2004 compared to 2003" section of this Item for a discussion of retrospective commissions). The Reinsurance Pooling Agreement requires the amount of retrospective commissions to be calculated and paid annually, six months after the end of each calendar year.

      The Company did not repurchase any shares of its common stock during 2004. At December 31, 2004 the Company was holding 1,139,700 shares in treasury.

      The Company has arranged for a $2,000,000 unsecured credit facility from a bank. Any borrowings under this facility are payable on demand and carry an interest rate which can be fixed or variable and is negotiated at the time of each advance. This facility is available for general working capital purposes and for repurchases of the Company's common stock. No amounts were outstanding related to this facility at December 31, 2004.

      As a holding company, the Company is dependent upon cash dividends from MNH to meet its obligations and to pay any cash dividends. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer's policyholders' surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve month period ending in 2005 without the prior approval of the New Hampshire Insurance Commissioner is $6,171,000. MNH paid $1,200,000 and $800,000 of dividends to the Company in August 2004 and February 2005, respectively.

The Company paid quarterly cash dividends to its common stockholders of $.10 per share in 2004, which amounted to $845,000.

      Regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. The Company has consistently followed a business strategy that would allow MNH to meet this 3 to 1 regulatory guideline. MNH's ratio of net premiums written to statutory surplus for 2004 was .9 to 1.

Off-Balance Sheet Arrangements

      The Company does not have any off-balance sheet arrangements.

Contractual Obligations

      At December 31, 2004, the Company had no contractual obligations related to long-term debt, capital leases, operating leases, purchase obligations or other long-term liabilities reflected on its balance sheet.

      A summary of the Company's non-cancelable contractual obligations follows:

                                                Less than        1 - 3         3 - 5      More than
                                     Total        1 Year         Years         Years       5 Years
                                   --------     ---------      --------      --------     ---------
Reserve for losses and
loss adjustment expenses           $128,415      $ 35,314      $ 44,817      $ 20,803      $ 27,481
                                   ========      ========      ========      ========      ========

      Unlike most other contractual obligations, reserves for losses and LAE do not have specified due dates. The amounts shown in the preceding table are the Company's estimates of these amounts.

Recently Issued Accounting Standards

      The following accounting pronouncements were issued by the Financial Accounting Standards Board during 2004 and are effective for fiscal years ending subsequent to December 31, 2004:

   -  Statement of Financial Accounting Standards (SFAS) No. 151 "Inventory
      Costs".

   -  SFAS No. 152 "Accounting for Real Estate Time Sharing Transactions".

   -  SFAS No. 153 "Exchanges of Non-monetary Assets".

   -  SAFS No. 123 (revised 2004) "Share Based Payment".

      The Company does not expect any of these pronouncements to have any impact on the Company's financial statements.

Federal Legislation

      The Terrorism Risk Insurance Act of 2002 ("TRIA"), signed into law on November 26, 2002, provides a federal backstop for losses related to the writing of the terrorism peril in property and casualty insurance policies. The Company has complied with TRIA requirements to notify commercial policyholders about requirements of the law, that the Company was required to offer terrorism coverage and how the coverage would be priced.

      Unless renewed by Congress, TRIA will expire on December 31, 2005. Currently, the Company is issuing terrorism exclusions on its commercial lines policies in states other than New York, where terrorism exlusions have not been approved by the New York Insurance Department. These exclusions will be effective if Congress does not extend TRIA.

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

Relationship with Mutual

      The Company's and MNH's business and day-to-day operations are closely aligned with those of Mutual. This is the result of a combination of factors. Mutual has had a historical ownership interest in the Company and MNH. Prior to November 1986 MNH was a wholly-owned subsidiary of Mutual. Following the Company's initial public offering in November 1986 and until a secondary stock offering in July 1993 the Company was a majority-owned subsidiary of Mutual. At December 31, 2004 Mutual owned 12.1% of the Company's common stock. Under the Services Agreement, Mutual provides the Company and MNH with all facilities and with personnel to operate their business. The officers of the Company or MNH are employees of Mutual whose services are provided to, and paid for by, the Company and MNH through the Services Agreement. Also, the operation of MNH's insurance business, which offers substantially the same lines of insurance as Mutual through the same independent insurance agents, creates a very close relationship among the companies.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

      Market risk represents the potential for loss due to changes in the fair value of financial instruments. The market risk related to the Company's financial instruments primarily relates to its investment portfolio. The value of the Company's investment portfolio of $197,709,000 at December 31, 2004 is subject to changes in interest rates and to a lesser extent on credit quality. Further, certain mortgage-backed and asset-backed securities are exposed to accelerated prepayment risk generally caused by interest rate movements. If interest rates decline, mortgage holders would be more likely to refinance existing mortgages at lower rates. Acceleration of future repayments could adversely affect future investment income, if the accelerated receipts were invested in lower yielding securities.

      The table below provides information related to the Company's fixed maturity investments at December 31, 2004. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based upon the maturity date or, in the case of mortgage-backed and asset-backed securities, expected payment patterns. Actual cash flows could differ from those shown in the table.

Expected Cash Flows of Principal Amounts ($ in 000's):

                                                                                                                    TOTAL
                                                                                                           -----------------------
                                                                                                                          Esti-
                                                                                                             Amor-        mated
                                                                                                There-       tized        Market
     Available for Sale             2005       2006        2007        2008         2009        after         Cost        Value
----------------------------        ----       ----        ----        ----         ----        -----         ----        -----
U.S. Treasury securities and
    obligations of U.S.
    Government corporations
    and agencies                  $  2,022   $      0   $       0   $    3,006   $        0   $        0   $    5,028   $    5,028
  Average interest rate                4.4%       0.0%        0.0%         3.2%         0.0%         0.0%          --           --

Obligations of states and
    political subdivisions           7,217      9,533       3,876       15,339        4,848          197       41,010       40,979
  Average interest rate                3.1%      3.4%         4.3%         3.9%         4.2%         3.8%          --           --

Corporate securities                16,581        998           0        3,240        5,975        1,135       27,929       28,003
  Average interest rate                4.0%       3.2%        0.0%         3.7%         4.6%         6.6%          --           --

Mortgage & asset
    backed securities               23,374     22,904      18,785       13,115       10,997       21,029      110,204      110,082
  Average interest rate                4.8%       4.8%        4.8%         4.9%         5.0%         5.1%          --           --
                                  --------   --------   ---------   ----------   ----------   ----------   ----------   ----------

Total                             $ 49,194   $ 33,435   $  22,661   $   34,700   $   21,820   $   22,361   $  184,171   $  184,092
                                  ========   ========   =========   ==========   ==========   ==========   ==========   ==========

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

      Quarterly data for the two most recent fiscal years is set forth below:

                                                     Three months ended
                                    ----------------------------------------------------
                                       3/31         6/30          9/30          12/31
                                       ----         ----          ----          -----
                                          (in thousands, except per share amounts)
2004
    Net premiums earned             $  14,069   $    14,364   $    14,161   $     14,529
    Net investment income               2,054         1,965         1,935          1,927
    Net investment gains (losses)         377            93             -           (691)
    Other revenues                        166            97           185            274
                                    ---------   -----------   -----------   ------------
    Total revenues                  $  16,666   $    16,519   $    16,281   $     16,039
                                    =========   ===========   ===========   ============
    Income before income taxes      $   1,130   $     1,958   $     1,309   $        284
    Net income                      $     811   $     1,550   $     1,163   $        238
    Net income per diluted share    $     .38   $       .73   $       .55   $        .11

2003
    Net premiums earned             $  16,141   $    16,215   $    16,341   $     16,400
    Net investment income               2,331         2,183         2,201          2,100
    Net investment gains                  116         2,050            44            290
    Other revenues                         33           124           127            276
                                    ---------   -----------   -----------   ------------
    Total revenues                  $  18,621   $    20,572   $    18,713   $     19,066
                                    =========   ===========   ===========   ============
    Income before income taxes      $     321   $     2,809   $     1,101   $      1,173
    Net income                      $     216   $     2,523   $       828   $        798
    Net income per diluted share    $     .10   $      1.20   $       .39   $        .38

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES

      After evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Annual Report on Form 10-K, the Company's Chief Operating Officer and Chief Financial Officer, who are, respectively, its principal executive officer and principal financial officer, concluded that the Company's disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms.

      The Company's Chief Operating Officer and Chief Financial Officer also evaluated the Company's internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) and determined that no changes in internal control over financial reporting occurred during the quarter ended December 31, 2004 that have materially affected, or which are reasonably likely to material affect, the Company's internal controls over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information in response to this item regarding Directors of the Company who are standing for reelection is incorporated by reference herein to the information under the caption "Election of Directors" presented in the Company's definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company's 2005 Annual Meeting of Shareholders to be held on or about May 4, 2005, provided, however, that information appearing under the heading "Report of the Audit Committee" is not incorporated herein and should not be deemed included in this document for any purpose.

      The Board of Directors of the Company has determined that Thomas E. Kahn is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the Exchange Act) and is independent within the meaning of Item 7(d) (3) (iv) of Schedule 14A of the Exchange Act.

      The Company has a separately designated Audit Committee established in accordance with Section 3(a) (58) (A) of the Exchange Act. The members of the Audit Committee are: Frank J. Colantuono, Thomas E. Kahn and Henry P. Semmelhack (Chair).

      The Company's Board of Directors has adopted a Code of Conduct and Ethics and a Code of Business Conduct, which governs business decisions made and actions taken by the Company's directors, officers and employees. A copy of this code is available in print to any shareholder upon written request to:

                               Investor Relations
                              Merchants Group, Inc.
                                 250 Main Street
                                Buffalo, NY 14202

Item 11. EXECUTIVE COMPENSATION.

      The information in response to this item is incorporated by reference herein to the information under the captions "Executive Compensation" and "Compensation of Directors" presented in the Company's definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company's 2005 Annual Meeting of Shareholders to be held on or about May 4, 2005, provided, however that information appearing under the captions "Compensation Committee Report on Executive Compensation" and "Performance Comparison" is not incorporated herein and should not be deemed to be included in this document for any purpose.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information in response to this item is incorporated by reference herein to the information under the caption "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" presented in the Company's definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company's 2005 Annual Meeting of Stockholders to be held on or about May 4, 2005.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information in response to this item is incorporated herein by reference to the information under the caption "Services Agreement and Reinsurance Pooling Agreement" and "Certain Transactions" presented in the Company's definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company's 2005 Annual Meeting of Shareholders to be held on or about May 4, 2005.

Item 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

      The information in response to this item is incorporated by reference to the information under the caption "Audit Fees" presented in the Registrant's definitive Proxy Statement for 2005 for its Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about April 4, 2005.

                                     PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.

(a) (1) The following financial statements of Merchants Group, Inc. are included on pages F-1 to F-24:

        Report of Independent Registered Public Accounting Firm

        Consolidated Balance Sheet - December 31, 2003 and 2004.

        Consolidated Statement of Operations - Years ended December 31, 2002, 2003 and 2004.

        Consolidated Statement of Changes in Stockholders' Equity - Years ended December 31, 2002, 2003 and 2004.

        Consolidated Statement of Cash Flows - Years ended December 31, 2002, 2003 and 2004.

        Notes to Consolidated Financial Statements.

(a) (2) The following financial statement schedules of Merchants Group, Inc. are filed herewith pursuant to Item 8:

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

(a) (3) Exhibits required by Item 601 of Regulation S-K:

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

           (d) Endorsement to the Casualty Excess of Loss Reinsurance agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and American Reinsurance Company dated February 23, 2004 (incorporated by reference to Exhibit 10(e) to the Company's 2004 Quarterly Report on Form 10-Q filed on November 10, 2004).

           (e) Property Per Risk Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and American Reinsurance Company dated April 16, 2004 (incorporated by reference to Exhibit 10(f) to the Company's 2004 Quarterly Report on Form 10-Q filed on November 10, 2004).

           (f) Property Catastrophe Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and the various reinsurers as identified by the Interest and Liabilities Agreements attaching to and forming part of this Agreement (incorporated by reference to Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q filed on November 10, 2004).

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

         * (k) Form of Amended Indemnification Agreement entered into by Registrant with each director and executive office of Registrant (incorporated by reference to Exhibit No. 10N to Amendment No. 1 to the Company's Registration Statement on (No. 33-9188) Form S-1 filed on November 7, 1986).

         * (l) Merchants Mutual Insurance Company Adjusted Return on Equity Incentive Compensation Plan January 1, 2000 (incorporated by reference to Exhibit 10p to the Company's 2000 Annual Report on Form 10-K filed on March 28, 2001).

         * (m) Merchants Mutual Insurance Company Adjusted Return on Equity Long Term Incentive Compensation Plan January 1, 2000 (incorporated by reference to Exhibit 10q to the Company's 2000 Annual Report on Form 10-K filed on March 28, 2001).

         * (n) Amendment No. 1 to Employee Retention Agreement between
               Robert M. Zak and Merchants Mutual Insurance Company originally dated as of May 31, 1999, dated February 6, 2002 (incorporated by reference to Exhibit 10(s) to the Company's 2002 Annual Report on Form 10-K filed on March 31, 2003).

         * (o) Amendment No. 1 to Employee Retention Agreement between
               Edward M. Murphy and Merchants Mutual Insurance Company originally dated as of March 1, 1999 dated February 6, 2002 (incorporated by reference to Exhibit 10(t) to the Company's 10-K filed on March 31, 2003).

         * (p) Amendment No. 1 to Employee Retention Agreement between Kenneth J. Wilson and Merchants Mutual Insurance Company originally dated as of March 1, 1999 dated February 6, 2002 (incorporated by reference to Exhibit 10(u) to the Company's Annual Report on Form 10-K filed on March 31, 2003).

         * (q) Employment Agreement between Stephen C. June and MNH dated as of April 1, 2002 (incorporated by reference to Exhibit 10V of the Company's 2001 Annual Report on Form 10-K (File No. 9640) filed on March 27, 2002).

       (11)(a) Statement re computation of per share earnings (incorporated herein by reference to Note 9 to the Consolidated Financial Statements included in Item 8).

       (14.1) Merchants Group, Inc. Code of Conduct and Ethics (filed herewith).

       (14.2) Merchants Insurance Group Code of Business Conduct, amended 12/2004 (filed herewith).

         (21) List of Subsidiaries of Registrant (incorporated by reference to Exhibit No. 22 to the Company's Registration Statement (No. 33-9188) on Form S-1 filed on September 30, 1986).

         (23)  Consent of Independent Accountants (filed herewith).

         (31)  Rule 13a-14(a)/15d-14(a) Certifications (filed herewith)

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

      The Company will forward upon request any exhibit not contained herein upon payment of a fee equal to the Company's reasonable expenses in furnishing the exhibits. Requests should be directed to:

                               INVESTOR RELATIONS
                              MERCHANTS GROUP, INC.
                                 250 MAIN STREET
                             BUFFALO, NEW YORK 14202

                              MERCHANTS GROUP, INC.
                      SCHEDULE I - SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                December 31, 2004
                                 (in thousands)

                                                                           Amount at
                                                                          which shown
                                           Amortized Cost/     Market     in the balance
Type of Investment                              Cost            Value         sheet
------------------                              ----            -----         -----
Fixed maturities:

United States Government and
  government agencies and authorities      $         5,028   $    5,028   $        5,028
Corporate bonds                                     27,929       28,003           28,003
Mortgage and asset backed securities               110,204      110,082          110,082
Tax exempt bonds                                    41,010       40,979           40,979
                                           ---------------   ----------   --------------

      Total fixed maturities                       184,171      184,092          184,092

Preferred stocks                                     3,392        3,509            3,509

Short-term investments                               7,412        7,412            7,412

Other                                                2,646        2,696            2,696
                                           ---------------   ----------   --------------
                                           $       197,621   $  197,709   $      197,709
                                           ===============   ==========   ==============

                              MERCHANTS GROUP, INC.
        SCHEDULE II - AMOUNTS RECEIVABLE FROM/PAYABLE TO RELATED PARTIES,
                 AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER
                              THAN RELATED PARTIES
                  Years ended December 31, 2002, 2003 and 2004
                                 (in thousands)

                                           2002       2003       2004
                                           ----       ----       ----
Receivable from (payable to)
  related parties, primarily Merchants
  Mutual Insurance Company (1):

Balance at beginning of period           $   (852)  $ (3,237)  $ (2,090)
Change during the period                   (2,385)     1,147     (3,481)
                                         --------   --------   --------

Balance at end of period                 $ (3,237)   $(2,090)  $ (5,571)
                                         ========   ========   ========

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

                              MERCHANTS GROUP, INC.
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                (in thousands except per share and share amounts)

BALANCE SHEET

                                                                        December 31,
                                                                  ------------------------
                                                                     2003          2004
                                                                  ---------     ----------
         Assets
Investment in subsidiary                                          $  69,710     $   71,433
Other assets                                                            607            601
                                                                  ---------     ----------
   Total assets                                                   $  70,317     $   72,034
                                                                  =========     ==========

   Liabilities and Stockholders' Equity

Other liabilities                                                 $      58     $       60
                                                                  ---------     ----------
   Total liabilities                                                     58             60
                                                                  ---------     ----------
Stockholders' equity:
   Preferred stock, $.01 par value, authorized and
        unissued 3,000,000 shares                                         -              -
   Preferred stock, no par value, $424.30 stated value,
        no shares issued or outstanding at December 31,
        2003 or 2004                                                      -              -
   Common stock, $.01 par value, authorized 10,000,000 shares;
        2,110,152 shares issued and outstanding at December 31,
        2003 and 2,114,152 shares issued and outstanding at
        December 31, 2004                                                32             33
   Additional paid in capital                                        35,795         35,878
   Treasury stock, 1,139,700 shares at December 31, 2003
        and 2004                                                    (22,766)       (22,766)
   Accumulated other comprehensive income (loss)                        750           (536)
   Accumulated earnings                                              56,448         59,365
                                                                  ---------     ----------

        Total stockholders' equity                                   70,259         71,974
                                                                  ---------     ----------

        Total liabilities and stockholders' equity                $  70,317     $   72,034
                                                                  =========     ==========

                              MERCHANTS GROUP, INC.
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                    Continued
                                 (in thousands)

INCOME STATEMENT

                                                   Year ended December 31,
                                             ----------------------------------
                                               2002         2003         2004
                                               ----         ----         ----
Revenues:
    Equity in net income of subsidiary       $  2,702    $   4,516    $   4,209
    Investment income (loss)                       (4)           4            8
                                             --------    ---------    ---------
          Total revenues                        2,698        4,520        4,217

Expenses:
    General and administrative expenses           177          177          685
                                             --------    ---------    ---------
    Operating income before income taxes        2,521        4,343        3,532
    Income tax benefit                            (17)         (22)        (230)
                                             --------    ---------    ---------
          Net income                         $  2,538    $   4,365    $  3,762
                                             ========    =========    =========

                              MERCHANTS GROUP, INC.
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                    Continued
                                 (in thousands)

STATEMENT OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents:

                                                                        Year ended December 31,
                                                                        -----------------------
                                                                  2002            2003          2004
                                                                ---------       --------      --------
                                                                            (in thousands)
Cash flows from operating activities:                           $    (111)      $   (161)     $   (655)
                                                                ---------       --------      --------
Cash flows from investing activities:
         Receipt of subsidiary common stock dividend                3,700          1,200         1,200
         Purchase of other investments, net                          (100)          (188)          210
                                                                ---------       --------      --------
         Cash flows from investing activities                       3,600          1,012         1,410
                                                                ---------       --------      --------

Cash flows from financing activities:
         Purchase of treasury stock                                (2,434)             -             -
         Repayment of demand loan, net                               (200)             -             -
         Cash dividends                                              (856)          (843)         (845)
         Exercise of common stock options                               -              -            84
                                                                ---------       --------      --------
         Cash flows from financing activities                      (3,490)          (843)         (761)
                                                                ---------       --------      --------

Net increase (decrease) in cash and cash equivalents                   (1)             8            (6)
Cash and cash equivalents, beginning of year                            5              4            12
                                                                ---------       --------      --------
Cash and cash equivalents, end of year                          $       4       $     12      $      6
                                                                =========       ========      ========

Reconciliation of net income to net
         cash provided by operations:

Net income                                                      $   2,538       $  4,365      $  3,762

Adjustments to reconcile net income
         to net cash provided by operations:

               Equity in income of subsidiary                      (2,702)        (4,516)       (4,209)
               Increase (decrease) in other liabilities                 5             (4)            2
               (Increase) decrease in other
                (non-investment) assets                                49            (14)         (204)
               Other, net                                              (1)             8            (6)
                                                                ---------       --------      --------
Net cash used in operating activities                           $    (111)      $   (161)     $   (655)
                                                                =========       ========      ========

                              MERCHANTS GROUP, INC.
                 SCHEDULE III - CONDENSED FINANCIAL INFORMATION
                                    Continued

NOTES TO CONDENSED FINANCIAL STATEMENTS

      Cash dividends of $3,700,000, $1,200,000 and $1,200,000 were paid to the Registrant by its consolidated subsidiary in the years ended December 31, 2002, 2003 and 2004, respectively.

      The Company may be a defendant from time to time in legal proceedings in the ordinary course of its business. The Company is of the opinion that the ultimate aggregate liability, if any, resulting from such proceedings will not materially affect the financial condition of the Company.

                              MERCHANTS GROUP, INC.
                            SCHEDULE VI - REINSURANCE
                    YEARS ENDED DECEMBER 31, 2002, 2003, 2004
                        (in thousands except percentages)

                                                                                               Assumed              Percentage
                                                 Ceded           Ceded          Assumed          from               of amount
                                      Gross     to third     to affiliates     from third     affiliates    Net      assumed
                                     amount      parties          (1)           parties          (1)       amount    to net
                                     -------    --------     -------------     ----------     ----------  -------  -----------
Year ended December 31, 2002
Property and Casualty Premiums       $72,803    $  4,569               -       $    2,294            -    $70,528       3.3%

Year ended December 31, 2003
Property and Casualty Premiums       $58,233    $  3,077        $ 90,596       $    1,412      $98,207    $64,179     155.2%

Year Ended December 31, 2004
Property and Casualty Premiums       $53,900    $  2,967        $ 52,452       $    1,519      $53,102    $53,102     102.9%

(1) Amounts are comprised of premiums assumed or ceded in accordance with the Reinsurance Pooling Agreement with Mutual.

                              MERCHANTS GROUP, INC.
           SCHEDULE X - SUPPLEMENTAL INSURANCE INFORMATION CONCERNING
                        PROPERTY - CASUALTY SUBSIDIARIES
                  Years ended December 31, 2002, 2003 and 2004
                                 (in thousands)

                                                                                Losses & loss
                   Deferred  Reserves  Discount                              adjustment expenses   Amortiza-
                    policy  for losses if any,                               incurred related to    tion of   Paid losses
                   acquis-   and loss  deducted            Net       Net       (1)         (2)      deferred   & loss ad-   Direct
                    ition   adjustment   from   Unearned  earned  investment  Current     Prior   acquisition   justment   premium
                    costs    expenses  reserves premiums premiums   income    years       years      costs      expenses   written
                   -------- ---------- -------- -------- -------- ---------- --------    -------  ----------- -----------  -------
Year ended:

December 31, 2002  $  8,817 $  147,136 $  5,746 $ 35,119 $ 83,120 $   10,403 $ 66,658    $(3,785) $    22,227 $    67,230  $72,803

December 31, 2003  $  8,623 $  146,474 $  4,920 $ 36,176 $ 65,097 $    8,815 $ 49,702    $   (90) $    16,925 $    53,609  $58,233

December 31, 2004  $  7,570 $  128,415 $  4,531 $ 33,685 $ 57,123 $    7,881 $ 38,524    $  (843) $    14,852 $    48,655  $53,900

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Merchants Group, Inc.

Date: March 30, 2005    BY:    /s/ Robert M. Zak
                               -----------------
                               Robert M. Zak, Senior Vice President and Chief
                               Operating Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                         TITLE                   DATE
     ---------                         -----                   ----
/s/ Robert M. Zak              Director, Sr. VP &         March 30, 2005
-----------------              Chief Operating
Robert M. Zak                  Officer (principal
                               executive officer)

/s/ Kenneth J. Wilson          Vice President & CFO       March 30, 2005
---------------------          (principal financial
Kenneth J. Wilson              and accounting officer)

/s/ Thomas E. Kahn             Director, Chairman         March 30, 2005
------------------             of the Board
Thomas E. Kahn

/s/ Brent D. Baird             Director                   March 30, 2005
------------------
Brent D. Baird

/s/ Andrew A. Alberti          Director                   March 30, 2005
---------------------
Andrew A. Alberti

/s/ Frank J. Colantuono        Director                   March 30, 2005
-----------------------
Frank J. Colantuono

/s/ Henry P. Semmelhack        Director                   March 30, 2005
-----------------------
Henry P. Semmelhack

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Merchants Group, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 43 present fairly, in all material respects, the financial position of Merchants Group, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules appearing under Item 15(a)(2) on page 43 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with Standards of the Public Company Accounting Oversight Board (United States). Those Standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Buffalo, New York
March 30, 2005

                             MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (in thousands)

                                                                              December 31,
                                                                       --------------------------
                        Assets                                           2004             2003
                        ------                                         ---------        ---------
Investments:
     Fixed maturities available for sale at fair value                 $ 184,092        $ 193,805
     Preferred stock at fair value                                         3,509            5,797
     Other long-term investments at fair value                             2,696            2,167
     Short-term investments                                                7,412            1,118
                                                                       ---------        ---------

        Total investments                                                197,709          202,887

Cash                                                                         145               23
Interest due and accrued                                                   1,079            1,260
Premiums receivable, net of allowance for
     doubtful accounts of $215 in 2004 and
     $278 in 2003                                                         15,136           16,677
Deferred policy acquisition costs                                          7,570            8,623
Reinsurance recoverable on paid and unpaid losses                         15,630           22,715
Prepaid reinsurance premiums                                               4,595            3,066
Income taxes receivable                                                        -              881
Deferred income taxes                                                      5,028            4,497
Other assets                                                              13,557           11,637
                                                                       ---------        ---------

        Total assets                                                   $ 260,449        $ 272,266
                                                                       =========        =========

      The accompanying notes are an integral part of these consolidated financial statements.

                              MERCHANTS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                (in thousands except share and per share amounts)

                                                                              December 31,
                                                                       --------------------------
     Liabilities and Stockholders' Equity                                 2004             2003
     ------------------------------------                              ---------        ---------
Liabilities:
     Reserve for losses and loss adjustment expenses                   $ 128,415        $ 146,474
     Unearned premiums                                                    33,685           36,176
     Payable for securities                                                4,751                -
     Payable to affiliate                                                  5,571            2,090
     Other liabilities                                                    16,053           17,267
                                                                       ---------        ---------

        Total liabilities                                                188,475          202,007
                                                                       ---------        ---------

Stockholders' equity:
Common stock, $.01 par value, 10,000,000 shares
     authorized, 2,114,152 shares issued and
     outstanding at December 31, 2004
     and 2,110,152 shares issued and outstanding at December 31, 2003         33               32
Additional paid in capital                                                35,878           35,795
Treasury stock, 1,139,700 shares at December 31, 2004
     and 2003                                                            (22,766)         (22,766)
Accumulated other comprehensive income (loss)                               (536)             750
Accumulated earnings                                                      59,365           56,448
                                                                       ---------        ---------

        Total stockholders' equity                                        71,974           70,259
                                                                       ---------        ---------

Commitments and contingencies                                                  -                -

        Total liabilities and stockholders' equity                     $ 260,449        $ 272,266
                                                                       =========        =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (in thousands except per share amounts)

                                                                 Year ended December 31,
                                                            ---------------------------------
                                                               2004       2003        2002
                                                            ---------   --------    ---------
Revenues:
     Net premiums earned                                    $  57,123   $ 65,097    $  83,120
     Net investment income                                      7,881      8,815       10,403
     Net investment gains (losses)                               (221)     2,500          953
     Other revenues                                               722        560          635
                                                            ---------   --------    ---------
         Total revenues                                        65,505     76,972       95,111
                                                            ---------   --------    ---------

Expenses:
     Net losses and loss adjustment expenses                   37,681     49,612       62,873
     Amortization of deferred policy acquisition costs         14,852     16,925       22,227
     Other underwriting expenses                                8,291      5,031        5,744
                                                            ---------   --------    ---------
         Total expenses                                        60,824     71,568       90,844
                                                            ---------   --------    ---------

Income before income taxes                                      4,681      5,404        4,267
Income tax provision                                              919      1,039        1,729
                                                            ---------   --------    ---------
         Net income                                         $   3,762   $  4,365    $   2,538
                                                            =========   ========    =========

Earnings per share:
     Basic                                                  $    1.78   $   2.07    $    1.19
                                                            =========   ========    =========
     Diluted                                                $    1.78   $   2.07    $    1.19
                                                            =========   ========    =========

Weighted average number of shares outstanding:
     Basic                                                      2,114      2,110        2,125
     Diluted                                                    2,118      2,111        2,129

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              MERCHANTS GROUP, INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                 (in thousands)

                                                                 Year ended December 31,
                                                            ---------------------------------
                                                              2004        2003        2002
                                                            ---------   --------    ---------
Net income                                                  $   3,762   $  4,365    $   2,538
                                                            ---------   --------    ---------
Other comprehensive income (loss) before tax:
     Unrealized gains (losses) on securities                   (1,926)       688        1,161
     Reclassification adjustment for gains
         included in net income                                   221     (2,488)        (952)
                                                            ---------   --------    ---------
Other comprehensive income (loss) before tax                   (1,705)    (1,800)         209
Income tax provision (benefit) related to items
     of other comprehensive income (loss)                        (419)      (613)          84
                                                            ---------   --------    ---------
Other comprehensive income (loss)                              (1,286)    (1,187)         125
                                                            ---------   --------    ---------

Comprehensive income                                        $   2,476   $  3,178    $   2,663
                                                            =========   ========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              MERCHANTS GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     (in thousands except per share amounts)

                                                                  Year ended December 31,
                                                            ---------------------------------
                                                               2004       2003         2002
                                                            ---------   --------    ---------
Common stock:
     Beginning of year                                      $      32   $     32    $      32
     Exercise of common stock options                               1          -            -
                                                            ---------   --------    ---------
     End of year                                                   33         32           32
                                                            ---------   --------    ---------

Additional paid in capital:
     Beginning of year                                         35,795     35,795       35,795
     Exercise of common stock options                              83          -            -
                                                            ---------   --------    ---------
     End of year                                               35,878     35,795       35,795
                                                            ---------   --------    ---------

Treasury stock:
     Beginning of year                                        (22,766)   (22,766)     (20,332)
     Purchase of treasury shares                                    -          -       (2,434)
                                                            ---------   --------    ---------
     End of year                                              (22,766)   (22,766)     (22,766)
                                                            ---------   --------    ---------

Accumulated other comprehensive income (loss):
     Beginning of year                                            750      1,937        1,812
     Other comprehensive income (loss)                         (1,286)    (1,187)         125
                                                            ---------   --------    ---------
     End of year                                                 (536)       750        1,937
                                                            ---------   --------    ---------

Accumulated earnings:
     Beginning of year                                         56,448     52,926       51,244
     Net income                                                 3,762      4,365        2,538
     Cash dividends ($.40/share in 2002,
         in 2003 and in 2004)                                    (845)      (843)        (856)
                                                            ---------   --------    ---------
     End of year                                               59,365     56,448       52,926
                                                            ---------   --------    ---------

         Total stockholders' equity                         $  71,974   $ 70,259    $  67,924
                                                            =========   ========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (in thousands)

                                                                     Year ended December 31,
                                                                ---------------------------------
                                                                  2004        2003        2002
                                                                ---------   --------    ---------
Cash flows from operations:
     Collection of premiums                                     $  53,924   $ 62,789    $  77,395
     Payment of losses and loss adjustment expenses               (50,276)   (54,043)     (67,230)
     Payment of underwriting expenses                             (23,550)   (20,594)     (26,789)
     Investment income received                                     8,259      9,170       11,475
     Investment expenses paid                                        (280)      (289)        (334)
     Income taxes paid                                               (376)    (1,152)      (1,198)
     Other cash receipts                                              722        560          702
                                                                ---------   --------    ---------
         Net cash used in operations                              (11,577)    (3,559)      (5,979)
                                                                ---------   --------    ---------

Cash flows from investing activities:
     Proceeds from fixed maturities sold or matured                46,124    139,217      135,364
     Purchase of fixed maturities                                 (37,547)  (140,467)    (132,158)
     Net decrease in preferred stock                                2,000      1,500        1,634
     Net (increase) decrease in other long-term investments          (948)     1,926         (451)
     Net (increase) decrease in short-term investments             (6,294)     5,302          485
     Settlement of securities transactions, net                     5,644     (1,915)       1,022
                                                                ---------   --------    ---------
         Net cash provided by investing activities                  8,979      5,563        5,896
                                                                ---------   --------    ---------

Cash flows from financing activities:
     Settlement of affiliate balances, net                          3,481     (1,147)       2,385
     Repayment of demand loan, net                                      -          -         (200)
     Purchase of treasury stock                                         -          -       (2,434)
     Proceeds from exercise of common stock options                    84          -            -
     Cash dividends                                                  (845)      (843)        (856)
                                                                ---------   --------    ---------
         Net cash provided by (used in) financing activities        2,720     (1,990)      (1,105)
                                                                ---------   --------    ---------
     Increase (decrease) in cash                                      122         14       (1,188)
Cash, beginning of year                                                23          9        1,197
                                                                ---------   --------    ---------
Cash, end of year                                               $     145   $     23    $       9
                                                                =========   ========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              MERCHANTS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
         RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS

                                 (in thousands)

                                                                     Year ended December 31,
                                                                ---------------------------------
                                                                   2004       2003        2002
                                                                ---------   --------    ---------
Net income                                                      $   3,762   $  4,365    $   2,538

Adjustments:
     Depreciation and amortization                                    (83)      (268)          23
     Net investment gains (losses)                                    221     (2,500)        (953)

(Increase) decrease in assets:
     Interest due and accrued                                         181        334          715
     Premiums receivable                                            1,541     (2,181)       7,189
     Deferred policy acquisition costs                              1,053        194        3,537
     Reinsurance recoverable on paid and unpaid losses              7,085     (3,629)        (276)
     Prepaid reinsurance premiums                                  (1,529)    (1,975)       2,468
     Income taxes receivable                                          881       (424)        (457)
     Deferred income taxes                                           (113)       311          511
     Other assets                                                  (1,614)    (1,170)        (847)

Increase (decrease) in liabilities:
     Reserve for losses and loss adjustment expenses              (18,059)      (662)      (4,219)
     Unearned premiums                                             (2,491)     1,057      (15,060)
     Other liabilities                                             (2,412)     2,989       (1,148)
                                                                ---------   --------    ---------
         Net cash used in operations                            $ (11,577)  $ (3,559)   $  (5,979)
                                                                =========   ========    =========

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

      The consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") which differ in some respects from those followed in reports to insurance regulatory authorities. In its Annual Statement filed with regulatory authorities, MNH reported policyholders' surplus of $57,674,000 and $61,708,000 at December 31, 2003 and 2004, respectively. MNH's net income as reported in its Annual Statement was $6,575,000 in 2002, $4,915,000 in 2003 and
      $5,191,000 in 2004. All significant intercompany balances and transactions have been eliminated.

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

      Investments

      Fixed maturities are classified as available for sale and are presented at fair value. Fixed maturities consist of debt securities that management may not hold until maturity. All preferred stocks are classified as available for sale and are presented at fair value. The net aggregate unrealized gain or loss, net of applicable income taxes, related to fixed maturities and preferred stock classified as available for sale is included as a component of accumulated other comprehensive income (loss) in stockholders' equity.

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

      Net unrealized holding gains or losses, net of taxes, are shown as other comprehensive income. Management monitors the Company's investment portfolio for declines in value that are other-than-temporary. When a decline in the fair value of a security has been determined to be other-than-temporary, the investment's cost is written down to fair value and a loss is recorded.

      Net premiums earned

      Premiums are recorded as revenue ratably over the terms of the policies written (principally one year). Unearned premiums are calculated using a monthly pro rata method.

      Deferred policy acquisition costs

      Policy acquisition costs, such as commissions (net of reinsurance commissions), premium taxes and certain other underwriting expenses which vary directly with premium volume are deferred and amortized over the terms of the related insurance policies. Deferred policy acquisition costs are evaluated on an aggregate basis at least quarterly to determine if recorded amounts exceed estimated recoverable amounts after allowing for anticipated investment income. Premium deficiency, if any, is recorded as amortization of deferred policy acquisition costs. Deferred policy acquisition costs were:

                                                      Year Ended December 31,
                                                  2004       2003          2002
                                                --------    --------     --------
                                                         (in thousands)
Beginning balance                               $  8,623    $  8,817     $ 12,354
Acquisition cost deferred                         13,799      16,731       18,690
Amortized to expense                             (14,852)    (16,925)     (22,227)
                                                --------    --------     --------
Ending balance                                  $  7,570    $  8,623     $  8,817
                                                ========    ========     ========

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

      The Company discounts its liability for workers' compensation case reserves on a tabular basis, using the National Council on Compensation Insurance Workers' Compensation Statistical Plan Table III A at a rate of 3.5%. The amount of discount at December 31, 2003 and 2004 is $4,920,000 and $4,531,000, respectively. Reserves for losses incurred but not reported and for LAE are not discounted.

      Structured settlements have been negotiated for claims on certain insurance policies. Structured settlements are agreements to provide periodic payments to claimants, and are funded by annuities purchased from various life insurance companies. The Company remains primarily liable for payment of these claims. Accordingly, a liability and a corresponding deposit in the amount of $9,066,000 and $10,265,000 at December 31, 2003 and 2004, respectively, are recorded in the Company's consolidated balance sheet in other liabilities and other assets, respectively.

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

2.    Related Party Transactions

      The Company and MNH operate and manage their business with Merchants Mutual Insurance Company ("Mutual") under a services agreement (the "Services Agreement") that became effective January 1, 2003. At December 31, 2004, Mutual owned 12.1% of the Company's outstanding common stock. The Company and MNH do not have any operating assets or employees. In accordance with the Services Agreement, Mutual provides the Company with facilities, management and personnel required to operate its day-to-day business, including the following services: administrative services, underwriting services, claims services and investment and cash management services. The Services Agreement contains termination provisions that vary based on the service rendered. Underwriting services may be terminated on one year's notice, but the termination may not be effective before January 1, 2008. Claims services and administrative services may be terminated on 6 months notice. Investment services may be terminated upon one year's notice at any time.

      Prior to January 1, 2003 Mutual, through a management agreement (the Management Agreement), provided the Company and MNH with the facilities, management and personnel required to manage their day-to-day business. All underwriting, administrative, claims and investment expenses incurred on behalf of Mutual and MNH were shared on allocated cost basis. The Management Agreement was superceded by the Services Agreement effective January 1, 2003.

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

      The Pooling Agreement provides for MNH to cede, or transfer, to Mutual all premiums and risks on its Traditional Business during the term of the agreement, and then to assume from Mutual a percentage of all of Mutual's and MNH's Traditional Business (the "Pooled Business"). MNH assumed 40% and 35% of the Pooled Business in 2003 and 2004, respectively. MNH's share of the pooled business will be reduced to 30% in 2005, though not to exceed $50.0 million in assumed net written premiums. MNH's share of the Pooled Business will be reduced to 25% in 2006 and 2007, though not to exceed $42.5 million and $37.5 million in assumed net written premiums in 2006 and 2007, respectively.

      The Pooling Agreement provides for retrospective commission income or expense based on the actual cumulative experience of the Pooled Business since its inception compared to a targeted loss and LAE ratio of 74%. Commissions are settled annually, 6 months after the end of the calendar year.

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

3.    Investments

      Investments in fixed maturities, preferred stock and other long-term investments

      The amortized cost and estimated fair value of investments in fixed maturities held to maturity and available for sale and the cost and estimated fair value of preferred stock and other long term investments are as follows:

                                                             Gross          Gross
                                              Amortized    Unrealized     Unrealized    Estimated
                                              Cost/Cost      Gains          Losses      Fair Value
                                              ---------    ----------     ----------    ----------
                                                                   (in thousands)
December 31, 2004

Fixed maturities:

Available for sale

U.S. Treasury securities and
     obligations of U.S.
     government corporations
     and agencies                             $   5,028    $       29     $       29    $    5,028
Obligations of states and
     political subdivisions                      41,010           100            131        40,979
Corporate securities                             27,929           136             62        28,003
Mortgage and asset backed
     securities                                 110,204           557            679       110,082
                                              ---------    ----------     ----------    ----------
         Total                                $ 184,171    $      822     $      901    $  184,092
                                              =========    ==========     ==========    ==========

Preferred stock                               $   3,392    $      117     $        -    $    3,509
                                              =========    ==========     ==========    ==========

Other long-term investments                   $   2,646    $       50     $        -    $    2,696
                                              =========    ==========     ==========    ==========

                                                             Gross          Gross
                                              Amortized    Unrealized     Unrealized    Estimated
                                              Cost/Cost      Gains          Losses      Fair Value
                                              ---------    ----------     ----------    ----------
                                                                 (in thousands)
December 31, 2003

Fixed maturities:

Available for sale

U.S. Treasury securities and
     obligations of U.S.
     government corporations
     and agencies                             $   8,171    $      206     $        -    $    8,377
Obligations of states and
     political subdivisions                      43,189           369            157        43,401
Corporate securities                             27,767           977             30        28,714
Mortgage and asset backed
     securities                                 113,188         1,033            908       113,313
                                              ---------    ----------     ----------    ----------
         Total                                $ 192,315    $    2,585     $    1,095    $  193,805
                                              =========    ==========     ==========    ==========

Preferred stock                               $   5,985    $      112     $      300    $    5,797
                                              =========    ==========     ==========    ==========

Other long-term investments                   $   2,167    $        -     $        -    $    2,167
                                              =========    ==========     ==========    ==========

A summary of investment securities that as of December 31, 2004 and 2003 have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or more follows:

                                             Less than 12 months          12 months or more
                                          ------------------------    ------------------------
                                                        Unrealized                  Unrealized
                                          Fair Value      Losses      Fair Value      Losses
                                          ----------    ----------    ----------    ----------
                                                             (in thousands)
December 31, 2004

Fixed maturities:

U.S. Treasury securities and
     obligations of U.S. government
     corporations and agencies                $2,977    $       29    $        -    $        -
Obligations of states and
     political subdivisions                   11,943            65         3,502            66
Corporate securities                           6,996            40           972            22
Mortgage and asset backed
     securities                               55,173           525         5,011           154
                                          ----------    ----------    ----------    ----------
         Total                            $   77,089    $      659    $    9,485    $      242
                                          ==========    ==========    ==========    ==========
Preferred stock                           $        -    $        -    $        -    $        -
                                          ==========    ==========    ==========    ==========
Other long-term investments               $        -    $        -    $        -    $        -
                                          ==========    ==========    ==========    ==========

                                             Less than 12 months          12 months or more
                                          ------------------------    ------------------------
                                                        Unrealized                  Unrealized
                                          Fair Value      Losses      Fair Value      Losses
                                          ----------    ----------    ----------    ----------
                                                             (in thousands)
December 31, 2003

Fixed maturities:

U.S. Treasury securities and
     obligations of U.S. government
     corporations and agencies            $        -    $        -    $        -    $        -
Obligations of states and
     political subdivisions                   12,501           157             -             -
Corporate securities                             963            30             -             -
Mortgage and asset backed
     securities                               56,796           898         1,334            10
                                          ----------    ----------    ----------    ----------
         Total                            $   70,260    $    1,085    $    1,334    $       10
                                          ==========    ==========    ==========    ==========
Preferred stock                           $        -    $        -    $    2,200    $      300
                                          ==========    ==========    ==========    ==========
Other long-term investments               $        -    $        -    $        -    $        -
                                          ==========    ==========    ==========    ==========

None of the securities in the table above were determined to have any fundamental issues that would cause the Company to believe that they were other-than-temporarily impaired. All of the Company's securities in an unrealized loss position at December 31, 2004 were rated as investment grade. The Company has the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in market value.

Included in net investment losses for 2004 are $700,000 of write downs on securities which the Company determined had experienced an other-than-temporary decline in market value. There were no such write downs in 2003 or 2002.

The amortized cost and fair value of fixed maturities by expected maturity at December 31, 2004 are shown below. Mortgage and asset backed securities are distributed in the table based upon management's estimate of repayment periods. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                   Estimated
                                                                                     Fair
                                                                Amortized Cost       Value
                                                                --------------     ---------
                                                                       (in thousands)
Due in one year or less                                            $  49,194       $  49,275
Due after one year through five years                                112,616         112,476
Due after five years through ten years                                18,887          18,870
Due after ten years                                                    3,474           3,471
                                                                   ---------       ---------
    Total                                                          $ 184,171       $ 184,092
                                                                   =========       =========

Discount and premium pertaining to collateralized mortgage obligations are amortized over the securities' estimated redemption periods using the effective interest method. Yields used to calculate premium or discount are adjusted for prepayments quarterly.

Fixed maturities with a par value of $1,900,000 were on deposit at December 31, 2004 with various state insurance departments in compliance with applicable insurance laws.

Proceeds from sales of fixed maturity securities, preferred stock and common stock and gross realized gains and losses related to such sales are as follows:

                                   Year ended December 31,
                              --------------------------------
                                2004       2003         2002
                              --------   --------    ---------
                                       (in thousands)
Proceeds from sales           $ 10,641   $ 11,089    $  54,189
Gross realized gains               479      2,500        1,442
Gross realized losses                -          -          489

      Net investment income

      Net investment income consists of:

                                     Year ended December 31,
                                  -----------------------------
                                    2004       2003      2002
                                  -------    -------   --------
                                          (in thousands)
Fixed maturities                  $ 7,873    $ 8,534   $  9,917
Short-term investments                 64         45        181
Other                                 297        525        639
                                  -------    -------   --------
   Total investment income          8,234      9,104     10,737
Investment expenses                   353        289        334
                                  -------    -------   --------
   Net investment income          $ 7,881    $ 8,815   $ 10,403
                                  =======    =======   ========

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

     The effect of reinsurance transactions on premiums written and earned for the years ended December 31, 2002, 2003 and 2004 is as follows:

                                  2004                2003                2002
                           ------------------  ------------------  -------------------
                           Premiums  Premiums  Premiums  Premiums  Premiums   Premiums
                            Written   Earned    Written   Earned    Written    Earned
                           --------  --------  --------  --------  --------   --------
                                                (in thousands)
Direct                     $ 53,900  $ 55,528  $ 58,233  $ 63,517  $ 72,803   $ 88,234
                           --------  --------  --------  --------  --------   --------
Assumed
     With third parties       1,519     1,814     1,412     1,694     2,294      1,923
     Pooling Agreement       53,102    57,123    98,207    65,098         -          -
                           --------  --------  --------  --------  --------   --------
     Subtotal                54,621    58,937    99,619    66,792     2,294      1,923
                           --------  --------  --------  --------  --------   --------
Ceded
     With third parties      (2,967)   (2,891)   (3,077)   (3,337)   (4,569)    (7,037)
     Pooling Agreement      (52,452)  (54,451)  (90,596)  (61,875)        -          -
                           --------  --------  --------  --------  --------   --------
Subtotal                    (55,419)  (57,342)  (93,673)  (65,212)   (4,569)    (7,037)
                           --------  --------  --------  --------  --------   --------
Net Premiums               $ 53,102  $ 57,123  $ 64,179  $ 65,097  $ 70,528   $ 83,120
                           ========  ========  ========  ========  ========   ========

      Reinsurance transactions had the following effect on net losses and LAE incurred for the years ended December 31, 2002, 2003 and 2004.

                                         2004       2003        2002
                                       --------   ---------   --------
                                                (in thousands)
Direct                                 $ 38,392   $  59,326   $ 65,064
                                       --------   ---------   --------
Assumed
   With third parties                     1,453       1,631      1,465
   Pooling Agreement                     33,308      41,571          -
                                       --------   ---------   --------
   Subtotal                              34,761      43,202      1,465
                                       --------   ---------   --------
Ceded
   With third parties                    (3,754)     (8,779)    (3,656)
   Pooling Agreement                    (31,718)    (44,137)         -
                                       --------   ---------   --------
   Subtotal                             (35,472)    (52,916)    (3,656)
                                       --------   ---------   --------
Net losses and LAE                     $ 37,681   $  49,612   $ 62,873
                                       ========   =========   ========

      As a result of the reinsurance agreements maintained by MNH, MNH is exposed to certain credit risk if one or more of its primary reinsurers were to become financially unstable. As of December 31, 2004, MNH has recognized amounts to be recovered from its primary reinsurers related to ceded losses and ceded unearned premiums totaling $20,225,000. MNH generally does not require collateral for reinsurance recoverable.

5.    Reserve for Losses and Loss Adjustment Expenses

      Activity in the reserve for losses and LAE is summarized as follows:

                                                                 2004        2003
                                                               --------    --------
                                                                  (in thousands)
Reserve for losses and LAE at beginning of year                $146,474    $147,136
    Less reinsurance recoverables                                22,715      19,380
                                                               --------    --------
    Net balance at beginning of year                            123,759     127,756
                                                               --------    --------

Provision for losses and LAE for claims occurring in:
    Current year                                                 38,524      49,702
    Prior years                                                    (843)        (90)
                                                               --------    --------
                                                                 37,681      49,612
                                                               --------    --------

Loss and LAE payments for claims occurring in:
    Current year                                                 13,647      18,441
    Prior years                                                  35,008      35,168
                                                               --------    --------
                                                                 48,655      53,609
                                                               --------    --------

Reserve for losses and LAE at end of year, net                  112,785     123,759
    Plus reinsurance recoverables                                15,630      22,715
                                                               --------    --------
    Balance at end of year                                     $128,415    $146,474
                                                               ========    ========

      In 2004, the Company decreased reserves for prior years by $843,000 primarily due to favorable loss development related to private passenger auto liability and workers' compensation policies, somewhat offset by unfavorable development on its commercial package policies. In 2003, the Company decreased reserves for prior years by $90,000.

6.    Demand Loan

      The Company has arranged for a $2,000,000 unsecured credit facility from a bank. Any borrowings under this facility are payable on demand and carry an interest rate which can be fixed or variable and is negotiated at the time of each advance. This facility is available for general working capital purposes and for repurchases of the Company's common stock. No amount related to this facility was outstanding at December 31, 2004.

7.    Income Taxes

      The provision (benefit) for income taxes consists of:

                                        Year ended December 31,
                                 ------------------------------------
                                  2004           2003           2002
                                 -------        ------         ------
                                            (in thousands)
Current                          $ 1,032        $  728         $1,248
Deferred                            (113)          311            481
                                 -------        ------         ------
Total income tax provision       $   919        $1,039         $1,729
                                 =======        ======         ======

      A reconciliation of the difference between the Company's total income tax provision and that calculated using statutory income tax rates is as follows:

                                                             Year ended December 31,
                                                      ------------------------------------
                                                       2004            2003          2002
                                                      -------         ------        ------
                                                                  (in thousands)
Computed provision at statutory rate                  $ 1,592         $1,837        $1,451
Adjustments:
    State income taxes, net of federal effect               -           (479)          447
    Tax-exempt investment income                         (315)          (217)          (85)
    Dividend received deduction                           (47)           (79)          (94)
    Adjustments to prior years' taxes                    (196)             -             -
    Reversal of excess tax reserves
        related to uncertain tax positions               (120)             -             -
    Other                                                   5            (23)           10
                                                      -------         ------        ------
Total income tax provision                            $   919         $1,039        $1,729
                                                      =======         ======        ======

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

      Deferred tax (liabilities) assets are comprised of the following:

                                                       December 31,
                                              -----------------------------
                                               2004                  2003
                                              -------               -------
                                                      (in thousands)
Deferred policy acquisition costs             $(2,574)              $(2,932)
Unrealized net investment gains                     -                  (338)
Bond discounts                                    (39)                 (644)
Other                                            (143)                 (177)
                                              -------               -------
Total deferred tax liabilities                 (2,756)               (4,091)
                                              -------               -------

Discounting of reserve for losses and
    loss adjustment expenses                    5,354                 6,102
Unearned premiums                               1,997                 2,280
Unrealized net investment losses                  251                     -
Other                                             182                   206
                                              -------               -------
Total deferred tax assets                       7,784                 8,588
                                              -------               -------
    Net deferred income taxes                 $ 5,028               $ 4,497
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

8.    Stockholders' Equity

      Dividends

      The Company depends on dividends from its subsidiary, MNH, to pay cash dividends to its stockholders and to meet its expenses. MNH is subject to New Hampshire state insurance laws which restrict its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of an insurer's policyholders' surplus as of the preceding December 31. The maximum amount of dividends that MNH could pay during any twelve-month period ending in 2005 without the prior approval of the New Hampshire Insurance Commissioner is $6,171,000.

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

      In accounting for the Plan, the Company remains under the expense recognition provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" but follows the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock Based Compensation". No options were granted in 2002, 2003 or 2004 and, therefore, no compensation expense was recognized in those years.

      A summary of the status of the Company's outstanding options as of December 31, 2002, 2003 and 2004, and changes during the years ending on those dates is presented below:

                           2004                       2003                        2002
                 ------------------------     -----------------------     -----------------------
                                 Weighted                    Weighted                   Weighted
                                 Average                     Average                     Average
                    Options      Exercise       Options      Exercise       Options      Exercise
                 Outstanding      Price       Outstanding     Price       Outstanding     Price
                 ------------    --------     -----------    --------     -----------   ---------
Beginning
  of year           35,500       $  21.00       35,500       $  21.00        35,500       21.00
Granted                  -              -            -              -             -           -
Exercised           (4,000)         21.00            -              -             -           -
Forfeited                -              -            -              -             -           -
                    ------                      ------                       ------
End of year         31,500          21.00       35,500          21.00        35,500       21.00
                    ======                      ======                       ======
Options
  exercisable
  at year-end       31,500          21.00       35,500          21.00        35,500       21.00
                    ======                      ======                       ======

      The following table summarizes information about the Company's outstanding stock options at December 31, 2004:

   Number             Remaining       Average          Number
Outstanding          Contractual      Exercise      Exercisable
at 12/31/04         Life in Years      Price        at 12/31/04
-----------         --------------    --------      -----------
  31,500                 1.1          $  21.00         31,500
  ======                                              =======

      Common stock repurchases

      During 2002, the Company repurchased 114,300 shares of its common stock. There were no common stock repurchases in 2003 or 2004. The Company was holding 1,139,700 shares in treasury at December 31, 2004.

      Preferred stock

      The Company's Preferred stock, no par value, $424.30 stated value, consists of 10,000 shares authorized; no shares were issued or outstanding at December 31, 2003 or December 31, 2004. The Company also has 3,000,000 shares of $.01 par value preferred stock which is authorized and unissued.

9.    Earnings Per Share

      The computations for basic and diluted earnings per share are as follows:

                                                    Year Ended December 31,
                                                    -----------------------
                                             2004            2003           2002
                                            ------          ------         -------
                                            (in thousands except per share amounts)
Basic:
Net income                                  $3,762          $4,365         $ 2,538
Weighted average shares outstanding          2,114           2,110           2,125
Basic earnings per share                    $ 1.78          $ 2.07         $  1.19

Diluted:
Net income                                  $3,762          $4,365         $ 2,538
Weighted average shares outstanding          2,114           2,110           2,125
Plus incremental shares from assumed
    conversion of stock options                  4               1               4
                                            ------          ------         -------
Weighted average shares
    outstanding-adjusted                     2,118           2,111         $ 2,129
                                            ======          ======         =======
Diluted earnings per share                  $ 1.78          $ 2.07         $  1.19
                                            ======          ======         =======

10.   Benefit Programs

      Mutual maintains a capital accumulation plan which is a profit sharing plan under Section 401(a) of the Internal Revenue Code that covers all employees who have completed six months of service. Mutual matches at least 15% and up to 100% of employee contributions, based on the combined net operating profits of Mutual and MNH. Additional contributions may be made at the discretion of the Board of Directors of Mutual. Under the terms of the management agreement, the Company's portion of the total contribution was $370,000 for the year ended December 31, 2002. The portion of the 2003 and 2004 service fees charged to the Company by Mutual relating to Mutual's contribution to its capital accumulation plan were $414,000 and $213,000, respectively.

      In 2002, Mutual established a supplemental executive compensation plan covering certain employees. Under terms of the management agreement, the Company's portion of the total contribution related to this plan was $50,000 for the year ended December 31, 2002. The portion of the 2003 and 2004 service fees charged to the Company by Mutual relating to Mutual's contribution to its supplemental executive compensation plan were $59,000 and $36,000, respectively.

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