Form 10-Q
period 2005-03-31
MERCHANTS GROUP INC
filed 2005-05-13
CIK 803027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .

Commission File Number 1-9640

MERCHANTS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

16-1280763
(I.R.S. Employer Identification No.)

250 Main Street, Buffalo, New York
(Address of principal executive offices)
14202
(Zip Code)
716-849-3333
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 29, 2005: 2,114,152 shares of Common Stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MERCHANTS GROUP, INC.

CONSOLIDATED BALANCE SHEET

(in thousands)

	March 31,	December 31,
	2005	2004
	(unaudited)
Assets

Investments:
Fixed maturities:
Available for sale at fair value (amortized cost $186,289 in 2005 and $184,171 in 2004)	$183,941	$184,092
Preferred stock at fair value	3,669	3,509
Other long-term investments at fair value	582	2,696
Short-term investments	975	7,412

Total investments	189,167	197,709

Cash	2,920	145
Interest due and accrued	1,161	1,079
Premiums receivable, net of allowance for doubtful accounts of $190 in 2005 and $215 in 2004	12,903	15,136
Deferred policy acquisition costs	6,245	7,570
Reinsurance recoverable on paid and unpaid losses	14,983	15,630
Prepaid reinsurance premiums	4,177	4,595
Deferred income taxes	5,665	5,028
Other assets	11,989	13,557

Total assets	$249,210	$260,449

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.

CONSOLIDATED BALANCE SHEET

(in thousands except share amounts)

	March 31,	December 31,
	2005	2004
	(unaudited)
Liabilities and Stockholders’ Equity

Liabilities:
Reserve for losses and loss adjustment expenses	$124,194	$128,415
Unearned premiums	28,195	33,685
Payable for securities	7,254	4,751
Payable to affiliate	2,663	5,571
Retrospective commission payable to affiliate	1,996	1,141
Income taxes payable	334	—
Other liabilities	13,018	14,912

Total liabilities	177,654	188,475

Stockholders’ equity:
Common stock, 10,000,000 shares authorized, 2,114,152 shares issued and outstanding at March 31, 2005 and December 31, 2004	33	33
Additional paid in capital	35,878	35,878
Treasury stock, 1,139,700 shares at March 31, 2005 and December 31, 2004	(22,766)	(22,766)
Accumulated other comprehensive income (loss)	(1,929)	(536)
Accumulated earnings	60,340	59,365

Total stockholders’ equity	71,556	71,974

Commitments and contingent liabilities	—	—

Total liabilities and stockholders’ equity	$249,210	$260,449

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands except per share amounts)

	Three Months
	Ended March 31,
	2005	2004
	(unaudited)
Revenues:
Net premiums earned	$11,977	$14,069
Net investment income	1,936	2,054
Net investment gains	—	377
Other revenues	136	166

Total revenues	14,049	16,666

Expenses:
Net losses and loss adjustment expenses	7,294	10,089
Amortization of deferred policy acquisition costs	3,114	3,658
Other underwriting expenses	2,042	1,789

Total expenses	12,450	15,536

Income before income taxes	1,599	1,130
Income tax provision	411	319

Net income	$1,188	$811

Earnings per share:
Basic	$.56	$.38

Diluted	$.56	$.38

Weighted average shares outstanding:
Basic	2,114	2,112
Diluted	2,119	2,116

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months
	Ended March 31,
	2005	2004
	(unaudited)
Net income	$1,188	$811

Other comprehensive income (loss) before taxes:
Unrealized gains (losses) on securities	(2,110)	1,784
Reclassification adjustment for gains included in net income	—	(377)

Other comprehensive income (loss) before taxes	(2,110)	1,407
Income taxes (benefit) related to items of other comprehensive income (loss)	(717)	478

Other comprehensive income (loss)	(1,393)	929

Comprehensive income (loss)	$(205)	$1,740

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Three Months
	Ended March 31,
	2005	2004
	(unaudited)
Common stock:
Beginning of period	$33	$32
Exercise of common stock options	—	1

End of period	33	33

Additional paid in capital:
Beginning of period	35,878	35,795
Exercise of common stock options	—	83

End of period	35,878	35,878

Treasury stock beginning and end:	(22,766)	(22,766)

Accumulated other comprehensive income (loss):
Beginning of period	(536)	750
Other comprehensive income (loss)	(1,393)	929

End of period	(1,929)	1,679

Accumulated earnings:
Beginning of period	59,365	56,448
Net income	1,188	811
Cash dividends	(213)	(211)

End of period	60,340	57,048

Total stockholders’ equity	$71,556	$71,872

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Three Months
	Ended March 31,
	2005	2004
	(unaudited)
Cash flows from operations:
Collection of premiums	$9,137	$11,222
Payment of losses and loss adjustment expenses	(9,412)	(14,256)
Payment of other underwriting expenses	(4,755)	(6,274)
Investment income received	1,928	2,115
Investment expenses paid	(102)	(73)
Income taxes (paid) recovered	—	(10)
Other	138	166

Net cash used in operations	(3,066)	(7,110)

Cash flows from investing activities:
Proceeds from fixed maturities sold or matured	12,214	8,330
Purchase of fixed maturities	(14,306)	(18,284)
Net decrease in other long-term investments	2,114	—
Net (increase) decrease in short-term investments	6,437	(1,876)
Increase in payable for securities	2,503	10,839
Decrease in receivable for securities	—	893

Net cash provided by (used in) investing activities	8,962	(98)

Cash flows from financing activities:
Settlement of affiliate balances, net	(2,908)	7,316
Exercise of common stock options	—	84
Cash dividends	(213)	(211)

Net cash provided by (used in) financing activities	(3,121)	7,189

Increase (decrease) in cash	2,775	(19)

Cash:
Beginning of period	145	23

End of period	$2,920	$4

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

RECONCILIATION OF NET INCOME TO NET CASH

USED IN OPERATIONS

(in thousands)

	Three Months
	Ended March 31,
	2005	2004
	(unaudited)
Net income	$1,188	$811

Adjustments:
Amortization (accretion), net	(27)	(14)
Realized investment gains	—	(377)

(Increase) decrease in assets:
Interest due and accrued	(82)	2
Premiums receivable	2,233	1,911
Deferred policy acquisition costs	1,325	1,291
Reinsurance recoverable on paid and unpaid losses	647	2,424
Prepaid reinsurance premiums	418	(693)
Income taxes receivable	—	267
Deferred income taxes	80	42
Other assets	1,568	(1,231)

Increase (decrease) in liabilities:
Reserve for losses and loss adjustment expenses	(4,221)	(5,162)
Unearned premiums	(5,490)	(4,246)
Income taxes payable	334	—
Retrospective commission payable to affiliate	855	344
Other liabilities	(1,894)	(2,479)

Net cash used in operations	$(3,066)	$(7,110)

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation and Basis of Presentation

The consolidated balance sheet as of March 31, 2005 and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for the three months ended March 31, 2004 and 2005, respectively, are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of financial position and results of operations. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of Merchants Group, Inc. (the Company), its wholly-owned subsidiary, Merchants Insurance Company of New Hampshire, Inc. (MNH), and M.F.C. of New York, Inc., an inactive premium finance company which is a wholly-owned subsidiary of MNH. The accompanying consolidated financial statements should be read in conjunction with the following notes and the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) which differ in some respects from those followed in reports to insurance regulatory authorities. All significant intercompany balances and transactions have been eliminated.

2. Related Party Transactions

The Company and MNH operate and manage their business in conjunction with Merchants Mutual Insurance Company (Mutual), under a services agreement (the Services Agreement) effective January 1, 2003. At March 31, 2005 Mutual owned 12.1% of the Company’s issued and outstanding common stock. The Company and MNH do not have any operating assets or employees. Under the Services Agreement, Mutual provides the Company and MNH with the facilities, management and personnel required to operate their day-to-day business. The Services Agreement covers substantially the same services previously provided under a management agreement amongst the Company, MNH and Mutual from 1986 to 2002. The Services Agreement provides for negotiated fees (subject to periodic adjustment) for administrative, underwriting, claims and investment management services.

As of January 1, 2003 MNH and Mutual entered into a reinsurance pooling agreement (the Reinsurance Pooling Agreement) that provides for the pooling, or sharing, of the insurance business traditionally written by Mutual and MNH. The Reinsurance Pooling Agreement applies to premiums earned and losses incurred on or after its effective date. The terms of these agreements are more fully described under the heading “Administration” in Part I, Item 1, Business, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

3. Earnings Per Share

Basic and diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. For diluted earnings per share, the weighted average number of shares outstanding was increased by the assumed exercise of options for each period. The effect on the number of shares outstanding assumes the proceeds to the Company from exercise were used to purchase shares of the Company’s common stock at its average market value per share during the period. The number of options assumed to be exercised and the incremental effect on average shares outstanding for purposes of calculating diluted earnings per share are shown below:

	Three Months
	Ended March 31,
	2005	2004
Options assumed exercised	31,500	31,500

Incremental shares outstanding	4,974	4,589

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 2005 As Compared to the Three Months Ended March 31, 2004

The following discussion should be considered in light of the statements under the heading “Safe Harbor Statement under the Securities Litigation Reform Act of 1995,” at the end of this Item. All capitalized terms used in this Item that are not defined in this Item have the meanings given to them in Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q, which is incorporated herein by reference.

Results of operations for the three months ended March 31, 2005 and 2004 reflect the effects of the Services Agreement and the Reinsurance Pooling Agreement among the Company and its wholly-owned insurance subsidiary, Merchants Insurance Company of New Hampshire, Inc. (MNH), and Merchants Mutual Insurance Company (Mutual), effective January 1, 2003. The Services Agreement calls for Mutual to provide underwriting, administrative, claims and investment services to the Company and MNH. The Reinsurance Pooling Agreement provides for the pooling, or sharing, of insurance business traditionally written by Mutual and MNH on or after the effective date. MNH’s share of pooled (combined Mutual and MNH) premiums earned and losses and loss adjustment expenses (LAE) for 2005 in accordance with the Reinsurance Pooling Agreement is 30%. MNH’s share of pooled premiums earned and losses and LAE was 35% in 2004. The Reinsurance Pooling Agreement pertains to premiums earned and incurred losses and LAE. Direct premiums written by MNH and Mutual are not pooled. MNH’s share of pooled premiums earned will be 25% in 2006 and 2007, though not to exceed $42,500,000 and $37,500,000 in net premiums written, respectively.

Total combined Mutual and MNH or “group-wide” direct premiums written (DWP) for the three months ended March 31, 2005 were $45,289,000, an increase of $186,000 from $45,103,000 in 2004. The Company’s pro-forma share of combined direct premiums written in 2005, in accordance with the Reinsurance Pooling Agreement, was $13,586,000 compared to $15,786,000 in 2004. The table below shows a comparison of direct premiums written by major category in 2005 and 2004:

	Group-wide DWP			MNH Pro-forma Share
	Three months ended			Three months ended
	March 31,			March 31,
	2005	2004	Change	2005	2004	Change
	(000’s omitted)			(000’s omitted)
Voluntary Personal Lines	$9,211	$12,556	(27%)	$2,763	$4,395	(37%)
Voluntary Commercial Lines	30,168	26,862	12%	9,050	9,402	(4%)
Umbrella Program	5,216	4,800	9%	1,565	1,680	(7%)
Involuntary	694	885	(22%)	208	309	(33%)

Total Direct Written Premiums	$45,289	$45,103	—	$13,586	$15,786	(14%)

The 27% (or $3,345,000) decrease in group-wide voluntary personal lines direct premiums written resulted from a 37% (or $3,355,000) decrease in private passenger automobile (PPA) direct premiums written. The decrease in PPA direct premiums written is the result of the companies’ decision, implemented in 2002, not to write new policies in certain jurisdictions. In addition, the approval by the New Jersey Department of

Banking and Insurance of the companies’ request to withdraw from the New Jersey PPA market was effective in June 2003 and provided for non-renewal of New Jersey PPA policies beginning in June 2004 through May 2005. As a result, voluntary PPA policies in force at March 31, 2005 were 18,005, a decrease of 32%, from 26,438 at March 31, 2004.

The monoline commercial umbrella program (the Umbrella Program) resulted in $5,216,000 of direct premiums written in the first quarter of 2005 compared to $4,800,000 in the first quarter of 2004. The Umbrella Program is marketed exclusively through one independent agent and approximately 95% of the premiums related to Umbrella Program Policies are reinsured with an “A+” rated national reinsurer through a quota share reinsurance treaty.

Group-wide voluntary commercial lines direct premiums written increased $3,306,000, or 12%, to $30,168,000 for the three months ended March 31, 2005, from $26,862,000 for the three months ended March 31, 2004. This increase resulted from period to period increases in every group-wide commercial line of business. The average premium per group-wide, non-Umbrella Program commercial lines policy increased 6% from the year earlier period. Total non-Umbrella Program commercial lines policies in force at March 31, 2005 were 33,836, an increase of 8% from 31,309 at March 31, 2004.

The 22% decrease in group-wide involuntary direct premiums written resulted primarily from a decrease in assignments from the New York Automobile Insurance Plan (NYAIP). Direct premiums written related to policies assigned from the NYAIP decreased to $552,000 for the three months ended March 31, 2005, compared to $623,000 for the three months ended March 31, 2004. The NYAIP provides coverage for individuals who are unable to obtain auto insurance in the voluntary market. Assignments from the NYAIP vary depending upon a company’s PPA market share and the size of the NYAIP. The Company is unable to predict the volume of future assignments from the NYAIP.

Group-wide pooled net premiums written for 2005 were $36,869,000, a decrease of $1,041,000, or 3% from $37,910,000 for the three months ended March 31, 2004. This decrease in group-wide net premiums written is due to the decrease in group wide non-Umbrella Program direct premiums written and an increase in the first three months of 2005 as compared to the first three months of 2004 of reinsurance premiums ceded to third parties, primarily for premiums written related to the Umbrella Program. The Company’s share of 2005 pooled net premiums written was $6,905,000, a decrease of $2,225,000, or 24%, from $9,130,000 in 2004. The decrease in the Company’s share of net premiums written resulted primarily from the Company’s decreased percentage participation in the Reinsurance Pooling Agreement for 2005 as compared to 2004.

Total revenues for the three months ended March 31, 2005 were $14,049,000, a decrease of $2,617,000 or 16% from $16,666,000 for the three months ended March 31, 2004.

The Company’s share of pooled net premiums earned in accordance with the Reinsurance Pooling Agreement for the three months ended March 31, 2005 was $11,977,000, compared to $14,069,000 for the three months ended March 31, 2004. This $2,092,000, or 15%, decrease in net premiums earned resulted primarily from the 5 percentage point decrease in the Company’s participation in the Reinsurance Pooling Agreement.

Net investment income was $1,936,000 for the three months ended March 31, 2005, a decrease of 6% from $2,054,000 for the three months ended March 31, 2004, primarily due to a 7% decrease in average invested assets.

Net losses and LAE were $7,294,000 for the three months ended March 31, 2005, a decrease of $2,795,000, or 28%, from $10,089,000 for the three months ended March 31, 2004. The decrease in net losses and LAE was due to the 15% decrease in net premiums earned and a 10.8 percentage point decrease in the loss and LAE ratio to 60.9% for the three months ended March 31, 2005 from 71.7% for the three months ended March 31, 2004. The decrease in the loss and LAE ratio related to an improvement in the loss and LAE ratio for the 2005 accident year (losses occurring in the first three months of 2005) compared to the 2004 accident year (losses occurring in the first three months of 2004). The development of losses related to prior accident years had no impact on the loss and LAE ratio for either three month period.

The ratio of amortization of deferred policy acquisition costs and other underwriting expenses to net premiums earned increased to 43.0% for the three months ended March 31, 2005 from 38.7% for the three months ended March 31, 2004. Amortization of deferred acquisition costs decreased $544,000 or 15% compared to the year earlier period. Other underwriting expenses as a percentage of net premiums earned increased by 4.3 percentage points due to an increase in retrospective commissions related to the Reinsurance Pooling Agreement, which provides for retrospective commission income or expense based on actual experience compared to a targeted loss and LAE ratio. The commission is owed to Mutual based on a decrease during the first quarter of 2005 in the estimated cumulative loss and LAE ratio on the “pooled” business since the inception of the Reinsurance Pooling Agreement. Retrospective commission expense totaled $855,000 (7.1 percentage points of the expense ratio) for the three months ended March 31, 2005 compared to $344,000 (2.4 percentage points of the expense ratio) for the three months ended March 31, 2004. The Company plans to reduce its reliance on its traditional business by reducing its percentage participation in the Reinsurance Pooling Agreement and by seeking alternative opportunities in which to invest its capital. To the extent that the Company does not invest in such alternative opportunities, fixed expenses will become equal to a greater percentage of net premiums earned in future periods. Commissions (other than retrospective commissions under the Reinsurance Pooling Agreement), premium taxes and other state assessments that vary directly with the Company’s premium volume represented 21.2% of net premiums earned in the three month period ended March 31, 2005 compared to 18.7% of net premiums earned in the three months ended March 31, 2004.

The Company’s effective income tax rate for the three months ended March 31, 2005 was 25.7%. This rate was calculated based upon the Company’s estimate of its effective income tax rate for all of 2005. Non-taxable income, primarily tax-exempt income from fixed maturity investments, reduced the Company’s effective income tax rate by approximately 8 percentage points.

Liquidity and Capital Resources

In developing its investment strategy the Company determines a level of cash and short-term investments which, when combined with expected cash flow, is estimated to be adequate to meet expected cash obligations. Due to declining written premiums however, the Company’s operating activities have resulted in a use of cash each year since 2001. The Company’s decreasing participation percentage in the pooled business over the remaining years of the Reinsurance Pooling Agreement will likely result in continued negative cash flows from operations. Net cash used in operations during the three months ended March 31, 2005 was $3,066,000. The Company believes that careful management of the relationship between assets and liabilities will minimize the likelihood that investment portfolio sales will be necessary to fund insurance operations, and that the effect of any such sales, if any, on the Company’s stockholders’ equity will not be material.

The Company’s objectives with respect to its investment portfolio include maximizing total return within investment guidelines while protecting policyholders’ surplus and maintaining flexibility. The Company relies on premiums as a major source of cash, and therefore liquidity. Cash flows from the Company’s investment portfolio, in the form of interest or principal payments as well as from the maturity of fixed income investments, are an additional source of liquidity.

The Company designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as accumulated other comprehensive income (loss) within stockholders’ equity. At March 31, 2005, the Company recorded as accumulated other comprehensive loss in its Consolidated Balance Sheet $1,929,000 of unrealized losses, net of taxes, associated with its investments.

At March 31, 2005, the Company’s portfolio of fixed maturity investments represented 97.2% of invested assets. Management believes that this level of fixed maturity investments is consistent with the Company’s liquidity needs because it anticipates that cash receipts from net premiums written, investment income and maturing securities will enable the Company to satisfy its cash obligations. Furthermore, a portion of the Company’s fixed maturity investments are invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide monthly paydowns of bond principal.

At March 31, 2005, $108,946,000, or 59.2%, of the Company’s fixed maturity portfolio was invested in mortgage-backed and other asset-backed securities. The Company invests in a variety of collateralized mortgage obligation (“CMO”) products but has not invested in the derivative type of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company’s CMO investments have a secondary market and their effect on the Company’s liquidity does not differ from that of other fixed maturity investments.

At March 31, 2005 $4,171,000, or 2%, of the Company’s investment portfolio was invested in non-investment grade securities compared to $2,150,000, or 1%, at December 31, 2004.

The Company has arranged for a $2,000,000 unsecured credit facility from a bank. Any borrowings under this facility are payable on demand and carry an interest rate which can be fixed or variable and is negotiated at the time of each advance. This facility is available for general working capital purposes and for repurchases of the Company’s common stock. At March 31, 2005 no amount was outstanding on this loan.

As a holding company, the Company is dependent on cash dividends from MNH to meet its obligations and to pay any cash dividends. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer’s statutory policyholders’ surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve month period ending in 2005 without the prior approval of the New Hampshire Insurance Commissioner is $6,171,000. MNH paid $1,200,000 and $800,000 of dividends to the Company in August 2004 and February 2005, respectively. The Company paid cash dividends to its common stockholders of $.10 per share in the first quarter of 2005 amounting to $213,000. On May 4, 2005 the Company declared a quarterly cash dividend of $.10 per share payable on June 3, 2005 to shareholders of record as of the close of business on May 20, 2005.

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

Regulatory guidelines suggest that the ratio of a property-casualty insurer’s annual net premiums written to its statutory surplus should not exceed 3 to 1. MNH has consistently followed a business strategy that would allow it to meet this 3 to 1 regulatory guideline. For the first three months of 2005, MNH’s ratio of net premiums written to statutory surplus, annualized for a full year, was .4 to 1.

Relationship with Mutual

The Company’s and MNH’s business and day-to-day operations are closely aligned with those of Mutual. This is the result of a combination of factors. Mutual has had a historical ownership interest in the Company and MNH. Prior to November 1986 MNH was a wholly-owned subsidiary of Mutual. Following the Company’s initial public offering in November 1986 and until a secondary stock offering in July 1993 the Company was a majority-owned subsidiary of Mutual. Mutual currently owns 12.1% of the Company’s common stock. Under the Services Agreement, Mutual provides the Company and MNH with all facilities and personnel to operate their business. All of the officers of the Company or MNH are employees of Mutual whose services are provided to, and paid for by, the Company and MNH through the Services Agreement. Also, the operation of MNH’s insurance business, which offers substantially the same lines of insurance as Mutual through the same independent insurance agents, creates a very close relationship among the Companies.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

     With the exception of historical information, the matters and statements discussed, made or incorporated by reference in this Quarterly Report on Form 10-Q constitute forward-looking statements and are discussed, made or incorporated by reference, as the case may be, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “anticipates,” “estimates,” or “plans” and similar expressions are intended to identify forward looking statements. Such forward-looking statements involve certain assumptions, risks and uncertainties that include, but are not limited to, those associated with factors affecting the property-casualty insurance industry generally, including price competition, the Company’s dependence on state insurance departments for approval of rate increases; size and frequency of claims, escalating damage awards, natural disasters, fluctuations in interest rates and general business conditions; the Company’s dependence on investment income; the geographic concentration of the Company’s business in the northeastern United States and in particular in New York, New Hampshire, New Jersey, Rhode Island, Pennsylvania and Massachusetts; the adequacy of the Company’s loss reserves; the Company’s dependence on the general reinsurance market; government regulation of the insurance industry; exposure to environmental claims; dependence of the Company on its relationship with Mutual; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Securities and Exchange Commission.

     There may be other risks and uncertainties that we have not identified that may affect whether our forward-looking statements will prove accurate. New factors may emerge from time to time that cause our business not to develop as we predict, and it is not possible for us to predict all of them. You should not place undue reliance on forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and, except as required by law, the Company undertakes no obligation to update any forward-looking statement to reflect events or other circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the potential for loss due to changes in the fair value of financial instruments. The market risk related to the Company’s financial instruments primarily relates to its investment portfolio. The value of the Company’s investment portfolio of $189,167,000 at March 31, 2005 is subject to changes in interest rates and to a lesser extent on credit quality. Further, certain mortgage-backed and asset-backed securities are exposed to accelerated prepayment risk generally caused by interest rate movements. If interest rates were to decline, mortgage holders would be more likely to refinance existing mortgages at lower rates. Acceleration of future repayments could adversely affect future investment income, if reinvestment of the accelerated receipts was made in lower yielding securities.

The following table provides information related to the Company’s fixed maturity investments at March 31, 2005. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based upon the maturity date or, in the case of mortgage-backed and asset-backed securities, expected payment patterns. Actual cash flows could differ from those shown in the table.

Fixed Maturities

Expected Cash Flows of Principal Amounts ($ in 000’s):

							TOTAL
								Esti-
							Amor-	mated
						There-	tized	Market
	2005	2006	2007	2008	2009	after	Cost	Value
Available for Sale

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$2,016	$0	$0	$3,006	$0	$0	$5,022	$4,955
Average interest rate	4.4%	0.0%	0.0%	3.2%	0.0%	0.0%	—	—

Obligations of states and political subdivisions	7,189	9,500	3,871	15,403	4,867	1,848	42,678	42,120
Average interest rate	3.1%	3.4%	4.3%	3.9%	4.2	5.0%	—	—

Corporate securities	12,552	998	0	3,240	7,078	4,338	28,206	27,919
Average interest rate	4.0%	3.2%	0.0%	3.7%	4.9	7.0%	—	—

Mortgage & asset backed securities	21,013	23,609	18,767	13,280	3,180	30,534	110,383	108,947
Average interest rate	4.8%	4.8%	4.8%	4.9%	5.0%	5.1%	—	—

Total	$42,770	$34,107	$22,638	$34,929	$15,125	$36,720	$186,289	$183,941

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

Item 4. Controls and Procedures

     The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, concluded that the Company’s disclosure controls and procedures were designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits

(a)	Exhibits.

Exhibits required by Item 601 of Regulation S-K.

3(a)	Restated Certificate of Incorporation (incorporated by reference to Exhibit No. 3C to Amendment No. 1 to the Company’s Registration Statement No. 33-9188 on Form S-1 Filed on November 7, 1986.

(b)	Restated By-laws (incorporated by reference to Exhibit 3D to Amendment No. 1 to the Company’s Registration Statement No. 33-9188 on Form S-1 filed on November 7, 1986.

4	Instruments defining the rights of security holders, including indentures – N/A.

5	Opinion re legality – N/A.

10(a)	Management Agreement dated as of September 29, 1986 by and among Merchants Mutual Insurance Company, Registrant and Merchants Insurance Company of New Hampshire, Inc. (incorporated by reference to Exhibit No. 10(a) to the Company’s Registration Statement (No. 33-9188) on Form S-1 filed on September 30, 1986).

(b)	Services Agreement Among Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and Merchants Group, Inc. dated January 1, 2003 (incorporated by reference to Exhibit No. 10(b) to the Company’s 2003 Quarterly Report on Form 10-Q filed on May 14, 2003).

(c)	Reinsurance Pooling Agreement between Merchants Insurance Company of New Hampshire, Inc. and Merchants Mutual Insurance Company effective January 1, 2003 (incorporated by reference to Exhibit No. 10(c) to the Company’s 2003 Quarterly Report on Form 10-Q filed on May 14, 2003).

(d)	Endorsement to the Casualty Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and American Reinsurance Company dated February 23, 2004 (incorporated by reference to Exhibit 10(d) to the Company’s 2004 Annual Report on Form 10-K filed on March 31, 2005).

(e)	Property Per Risk Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and American Reinsurance Company dated April 16, 2004 (incorporated by reference to Exhibit 10(f) to the Company’s 2004 Quarterly Report on Form 10-Q filed on November 10, 2004).

(f)	Property Catastrophe Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and the various reinsurers as identified by the Interest and Liabilities Agreements attaching to and forming part of this Agreement (incorporated by reference to Exhibit 10(g) to the Company’s quarterly report on Form 10-Q filed on November 10, 2004).

(g)	Quota Share Reinsurance Treaty Agreement between Merchants Insurance Company of New Hampshire, Inc. and The Subscribing Underwriting Members of Lloyd’s, London specifically identified on the schedules attached to this agreement dated January 1, 2000 (incorporated by reference to Exhibit 10(h) to the Company’s 2000 Annual Report on Form 10-K filed on March 28, 2001).

(h)	Merchants Mutual Capital Accumulation Plan (incorporated by reference to Exhibit No. 10(g) to the Company’s Registration Statement (No. 33-9188) on Form S-1 filed on September 30, 1986).

(i)	Merchants Mutual Capital Accumulation Plan, fifth amendment, effective January 1, 1999 (incorporated by reference to Exhibit 10(j) to the Company’s 2000 Annual Report on Form 10-K filed on March 28, 2001).

*(j)	Form of Amended Indemnification Agreement entered into by Registrant with each director and executive officer of Registrant (incorporated by reference to Exhibit No. 10(n) to Amendment No. 1 to the Company’s Registration Statement on (No. 33-9188) Form S-1 filed on November 7, 1986).

*(k)	Merchants Mutual Insurance Company Adjusted Return on Equity Incentive Compensation Plan January 1, 2000 (incorporated by reference to Exhibit 10(p) to the Company’s 2000 Annual Report on Form 10-K filed on March 28, 2001).

*(l)	Merchants Mutual Insurance Company Adjusted Return on Equity Long Term Incentive Compensation Plan January 1, 2000 (incorporated by reference to Exhibit 10(q) to the Company’s 2000 Annual Report on Form 10-K filed on March 28, 2001).

*(m)	Amendment No. 1 to Employee Retention Agreement between Robert M. Zak and Merchants Mutual Insurance Company originally dated as of May 1, 1999, dated February 6, 2002 (incorporated by reference to Exhibit 10(s) to the Company’s 2002 Annual Report on Form 10-K filed on March 31, 2003).

*(n)	Amendment No. 1 to Employee Retention Agreement between Edward M. Murphy and Merchants Mutual Insurance Company originally dated as of March 1, 1999, dated February 6, 2002 (incorporated by reference to Exhibit 10(t) to the Company’s 2002 Annual Report on Form 10-K filed on March 31, 2003).

*(o)	Amendment No. 1 to Employee Retention Agreement between Kenneth J. Wilson and Merchants Mutual Insurance Company originally dated as of March 1, 1999, dated February 6, 2002 incorporated by reference to Exhibit 10(u) to the Company’s 2002 Annual Report on Form 10-K filed on March 31, 2003.

11	Statement re computation of per share earnings – N/A.

12	Statement re computation of ratios – N/A.

15	Letter re unaudited interim financial information – N/A.

18	Letter re change in accounting principles – N/A.

19	Report furnished to security holder – N/A.

22	Published report regarding matters submitted to vote of security holders – N/A.

23	Consents of experts and counsel – N/A.

24	Power of attorney – N/A.

31	Rule 13a-14(a)/15d-14(a) Certifications (filed herewith)

32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) (filed herewith).

* Indicates a management contract or compensation plan or arrangement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCHANTS GROUP, INC.
(Registrant)

Date: May 12, 2005	By:	/s/ Kenneth J. Wilson

Kenneth J. Wilson
Chief Financial Officer and
Treasurer (duly authorized officer of the registrant and chief accounting officer)