Form 10-Q
period 2005-06-30
MERCHANTS GROUP INC
filed 2005-08-15
CIK 803027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (August 8, 2005):                                2,114,152 shares of Common Stock.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MERCHANTS GROUP, INC.
CONSOLIDATED BALANCE SHEET
(in thousands)

	June 30,	December 31,
	2005	2004
	(unaudited)
Assets
Investments:
Fixed maturities:
Available for sale at fair value (amortized cost $179,439 in 2005 and $184,171 in 2004)	$178,938	$184,092
Preferred stock at fair value	4,487	3,509
Other long-term investments at fair value	625	2,696
Short-term investments	10,228	7,412

Total investments	194,278	197,709

Cash	1,030	145
Interest due and accrued	1,040	1,079
Premiums receivable, net of allowance for doubtful accounts of $186 in 2005 and $215 in 2004	14,429	15,136
Deferred policy acquisition costs	6,586	7,570
Reinsurance recoverable on paid and unpaid losses	15,236	15,630
Prepaid reinsurance premiums	4,938	4,595
Deferred income taxes	4,824	5,028
Receivable from affiliate	991	—
Other assets	12,343	13,557

Total assets	$255,695	$260,449

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED BALANCE SHEET
(in thousands except share amounts)

	June 30,	December 31,
	2005	2004
	(unaudited)
Liabilities and Stockholders’ Equity

Liabilities:
Reserve for losses and loss adjustment expenses	$120,431	$128,415
Unearned premiums	30,270	33,685
Payable for securities	11,009	4,751
Payable to affiliate	—	5,571
Retrospective commission payable to affiliate	3,004	1,141
Income taxes payable	1,204	—
Other liabilities	14,056	14,912

Total liabilities	179,974	188,475

Stockholders’ equity:
Common stock, 10,000,000 shares authorized, 2,114,152 shares issued and outstanding at June 30, 2005 and December 31, 2004	33	33
Additional paid in capital	35,878	35,878
Treasury stock, 1,139,700 shares at June 30, 2005 and December 31, 2004	(22,766)	(22,766)
Accumulated other comprehensive loss	(731)	(536)
Accumulated earnings	63,307	59,365

Total stockholders’ equity	75,721	71,974

Commitments and contingent liabilities	—	—

Total liabilities and stockholders’ equity	$255,695	$260,449

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(unaudited)
Revenues:
Net premiums earned	$12,767	$14,364	$24,744	$28,433
Net investment income	1,908	1,965	3,844	4,019
Net investment gains	—	93	—	470
Other revenues	114	97	250	263

Total revenues	14,789	16,519	28,838	33,185

Expenses:
Net losses and loss adjustment expenses	4,617	9,152	11,911	19,241
Amortization of deferred policy acquisition costs	3,319	3,739	6,433	7,397
Other underwriting expenses	2,321	1,670	4,363	3,459

Total expenses	10,257	14,561	22,707	30,097

Income before income taxes	4,532	1,958	6,131	3,088
Income tax provision	1,354	408	1,765	727

Net income	$3,178	$1,550	$4,366	$2,361

Earnings per share:
Basic	$1.50	$.73	$2.07	$1.12

Diluted	$1.50	$.73	$2.06	$1.11

Weighted average shares outstanding:
Basic	2,114	2,114	2,114	2,113
Diluted	2,119	2,119	2,119	2,118
See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
		(unaudited)
Net income	$3,178	$1,550	$4,366	$2,361

Other comprehensive income (loss) before taxes:
Unrealized gains (losses) on securities	1,815	(5,853)	(295)	(4,069)
Reclassification adjustment for gains included in net income	—	(93)	—	(470)

Other comprehensive income (loss) before taxes	1,815	(5,946)	(295)	(4,539)
Income taxes (benefit) related to items of other comprehensive income (loss)	617	(2,021)	(100)	(1,543)

Other comprehensive income (loss)	1,198	(3,925)	(195)	(2,996)

Comprehensive income (loss)	$4,376	$(2,375)	$4,171	$(635)

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Six Months
	Ended June 30,
	2005	2004
	(unaudited)
Common stock:
Beginning of period	$33	$32
Exercise of common stock options	—	1

End of period	33	33

Additional paid in capital:
Beginning of period	35,878	35,795
Exercise of common stock options	—	83

End of period	35,878	35,878

Treasury stock beginning and end:	(22,766)	(22,766)

Accumulated other comprehensive income (loss):
Beginning of period	(536)	750
Other comprehensive loss	(195)	(2,996)

End of period	(731)	(2,246)

Accumulated earnings:
Beginning of period	59,365	56,448
Net income	4,366	2,361
Cash dividends	(424)	(420)

End of period	63,307	58,389

Total stockholders’ equity	$75,721	$69,288

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Six Months
	Ended June 30,
	2005	2004
	(unaudited)
Cash flows from operations:
Collection of premiums	$21,917	$25,244
Payment of losses and loss adjustment expenses	(18,393)	(25,446)
Payment of other underwriting expenses	(8,921)	(11,271)
Investment income received	4,024	4,283
Investment expenses paid	(207)	(143)
Income taxes paid	(259)	(376)
Other	250	263

Net cash used in operations	(1,589)	(7,446)

Cash flows from investing activities:
Proceeds from fixed maturities sold or matured	29,678	23,289
Purchase of fixed maturities	(24,882)	(21,259)
Purchase of preferred stock	(850)	—
Net (increase) decrease in other long-term investments	2,072	(14)
Net increase in short-term investments	(2,816)	(1,896)
Increase in payable for securities	6,258	8,382
Decrease in receivable for securities	—	893

Net cash provided by investing activities	9,460	9,395

Cash flows from financing activities:
Settlement of affiliate balances, net	(6,562)	(1,632)
Exercise of common stock options	—	84
Cash dividends	(424)	(420)

Net cash used in financing activities	(6,986)	(1,968)

Increase (decrease) in cash	885	(19)

Cash:
Beginning of period	145	23

End of period	$1,030	$4

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
RECONCILIATION OF NET INCOME TO NET CASH
USED IN OPERATIONS
(in thousands)

	Six Months
	Ended June 30,
	2005	2004
	(unaudited)
Net income	$4,366	$2,361

Adjustments:
Accretion	(66)	(9)
Realized investment gains	—	(470)

(Increase) decrease in assets:
Interest due and accrued	39	130
Premiums receivable	707	389
Deferred policy acquisition costs	984	973
Reinsurance recoverable on paid and unpaid losses	394	3,630
Prepaid reinsurance premiums	(343)	(1,636)
Income taxes receivable	—	330
Deferred income taxes	304	249
Other assets	1,214	816

Increase (decrease) in liabilities:
Reserve for losses and loss adjustment expenses	(7,984)	(10,297)
Unearned premiums	(3,415)	(2,070)
Income taxes payable	1,204	—
Retrospective commission payable to affiliate	1,863	749
Other liabilities	(856)	(2,591)

Net cash used in operations	$(1,589)	$(7,446)

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Principles of Consolidation and Basis of Presentation
The consolidated balance sheet as of June 30, 2005 and the related consolidated statements of operations and comprehensive income for the three and six month periods ended June 30, 2005 and 2004, and changes in stockholders’ equity and cash flows for the six months ended June 30, 2005 and 2004, respectively, are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of financial position and results of operations. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.
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
2. Related Party Transactions
The Company and MNH operate and manage their business in conjunction with Merchants Mutual Insurance Company (Mutual) under a services agreement (the Services Agreement) which became effective on January 1, 2003. At June 30, 2005 Mutual owned 12.1% of the Company’s issued and outstanding common stock. The Company and MNH do not have any operating assets or employees. Under the Services Agreement, Mutual provides the Company and MNH with the facilities, management and personnel required to operate their day-to-day business. The Services Agreement covers substantially the same services previously provided under a management agreement amongst the Company, MNH and Mutual from 1986 to 2002. The Services Agreement provides for negotiated fees (subject to periodic adjustment) for administrative, underwriting, claims and investment management services.
As of January 1, 2003 MNH and Mutual entered into a reinsurance pooling agreement (the Reinsurance Pooling Agreement) that provides for the pooling, or sharing, of the insurance business traditionally written by Mutual and MNH. The Reinsurance Pooling Agreement applies to premiums earned and losses incurred on or after its effective date.

The terms of these agreements are more fully described under the heading “Administration” in Part I, Item 1, Business, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In accordance with the terms of the Services Agreement in June 2005 the Company and MNH issued notice to Mutual to terminate the Investment and Cash Management Services Annex of the Services Agreement as of June 30, 2006. The Company and MNH intend to solicit bids, including possibly from Mutual, for the management of their investment portfolios after the effective date of termination.
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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Options assumed exercised	31,500	31,500	31,500	31,500

Incremental shares outstanding	5,022	5,260	4,988	5,043

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations for the Six Months Ended June 30, 2005 As Compared to the Six Months Ended June 30, 2004
The following discussion should be considered in light of the statements under the heading “Safe Harbor Statement under the Securities Litigation Reform Act of 1995,” at the end of this Item. All capitalized terms used in this Item that are not defined in this Item have the meanings given to them in Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q, which is incorporated herein by reference.
Results of operations for the six months ended June 30, 2005 and 2004 reflect the effects of the Services Agreement and the Reinsurance Pooling Agreement among the Company and its wholly-owned insurance subsidiary, Merchants Insurance Company of New Hampshire, Inc. (MNH), and Merchants Mutual Insurance Company (Mutual), effective January 1, 2003. The Services Agreement calls for Mutual to provide underwriting, administrative, claims and investment services to the Company and MNH. The Reinsurance Pooling Agreement provides for the pooling, or sharing, of insurance business traditionally written by Mutual and MNH on or after the effective date. MNH’s share of pooled (combined Mutual and MNH) premiums earned and losses and loss adjustment expenses (LAE) for 2005 in accordance with the Reinsurance Pooling Agreement is 30%. MNH’s share of pooled premiums earned and losses and LAE was 35% in 2004. The Reinsurance Pooling Agreement pertains to premiums earned and incurred losses and LAE. Pursuant to the terms of the Reinsurance Pooling Agreement, MNH’s share of pooled premiums earned will be 25% in 2006 and 2007, though not to exceed $42,500,000 and $37,500,000 in net premiums written, respectively.
Total combined Mutual and MNH or “group-wide” direct premiums written (DWP) for the six months ended June 30, 2005 were $100,538,000, an increase of $3,172,000 from $97,366,000 in 2004. The Company’s pro-forma share of combined direct premiums written in 2005, in accordance with the Reinsurance Pooling Agreement, was $30,161,000 compared to $34,077,000 in 2004. The table below shows a comparison of direct premiums written by major category in 2005 and 2004:

	Group-wide DWP			MNH Pro-forma Share
	Six months ended			Six months ended
	June 30,			June 30,
	2005	2004	Change	2005		2004	Change
Major Category	(000’s omitted)					(000’s omitted)
				(30	%)*	(35%)*
Voluntary Personal Lines	$19,505	$25,927	(25%)	$5,852		$9,074	(36%)
Voluntary Commercial Lines	67,414	59,469	13%	20,224		20,814	(3%)
Umbrella Program	12,011	10,138	18%	3,603		3,548	2%
Involuntary	1,608	1,832	(12%)	482		641	(25%)

Total Direct Written Premiums	$100,538	$97,366	3%	$30,161		$34,077	(11%)

*	Pooling Percentages

The 25% (or $6,422,000) decrease in group-wide voluntary personal lines direct premiums written resulted from a 36% (or $6,453,000) decrease in private passenger automobile (PPA) direct premiums written. The decrease in PPA direct premiums written is the result of the companies’ decision, implemented in 2002, not to write new policies in certain jurisdictions. In addition, the approval by the New Jersey Department of Banking and Insurance of the companies’ request to withdraw from the New Jersey PPA market was effective in June 2003 and provided for the non-renewal of New Jersey PPA policies beginning in June 2004 and completed in May 2005. As a result, voluntary PPA policies in force at June 30, 2005 were 16,444, a decrease of 33%, from 24,640 at June 30, 2004.
The monoline commercial umbrella program (the Umbrella Program) resulted in $12,011,000 of direct premiums written in the first six months of 2005 compared to $10,138,000 in the first six months of 2004. The Umbrella Program is marketed exclusively through one independent agent and approximately 95% of the premiums and losses related to Umbrella Program Policies are reinsured with an “A” rated national reinsurer through a quota share reinsurance treaty.
Group-wide voluntary commercial lines direct premiums written increased $7,945,000, or 13%, to $67,414,000 for the six months ended June 30, 2005, from $59,469,000 for the six months ended June 30, 2004. This increase resulted from period to period increases in every group wide commercial line of business. The average premium per group-wide, non-Umbrella Program commercial lines policy increased 5% from the year earlier period. Total non-Umbrella commercial lines policies in force at June 30, 2005 were 35,197, an increase of 10% from 31,907 at June 30, 2004.
Group-wide involuntary direct premiums written decreased $224,000 or 12%. Direct premiums written related to the New York Automobile Insurance Plan (NYAIP) comprised approximately 68% of group-wide involuntary direct premiums written in the six months ended June 30, 2005. The NYAIP provides coverage for individuals who are unable to obtain auto insurance in the voluntary market. Assignments from the NYAIP vary depending upon a company’s PPA market share and the size of the NYAIP. Direct premiums written related to policies assigned from the NYAIP increased 10% to $1,089,000 for the six months ended June 30, 2005 from $994,000 for the six months ended June 30, 2004. This increase in involuntary direct premiums written related to the NYAIP was more than offset by decreases in other, non-NYAIPdirect premiums written primarily related to New Jersey PPA. The Company is unable to predict the volume of future assignments from the NYAIP.
Group-wide pooled net premiums written for 2005 were $83,809,000, an increase of $1,338,000, or 2% from $82,471,000 for the six months ended June 30, 2004. This increase in group-wide net premiums written is due to the increase in group wide direct premiums written. The Company’s share of 2005 pooled net premiums written was $20,987,000, a decrease of $3,739,000, or 15%, from $24,726,000 in 2004. The decrease in the Company’s share of net premiums written resulted primarily from the Company’s decreased percentage participation in the Reinsurance Pooling Agreement for 2005 as compared to 2004.
Total revenues for the six months ended June 30, 2005 were $28,838,000, a decrease of $4,347,000 or 13% from $33,185,000 for the six months ended June 30, 2004.

The Company’s share of pooled net premiums earned in accordance with the Reinsurance Pooling Agreement for the six months ended June 30, 2005 was $24,744,000, compared to $28,433,000 for the six months ended June 30, 2004. This $3,689,000, or 13%, decrease in net premiums earned resulted primarily from the five percentage point decrease in the Company’s participation in the Reinsurance Pooling Agreement.
Net investment income was $3,844,000 for the six months ended June 30, 2005, a decrease of 4% from $4,019,000 for the six months ended June 30, 2004, primarily due to a 6% decrease in average invested assets resulting from declining net premiums written.
Net losses and LAE were $11,911,000 for the six months ended June 30, 2005, a decrease of $7,330,000, or 38%, from $19,241,000 for the six months ended June 30, 2004. The decrease in net losses and LAE was due to the 13% decrease in net premiums earned and a 19.6 percentage point decrease in the loss and LAE ratio to 48.1% for the six months ended June 30, 2005 from 67.7% for the six months ended
June 30, 2004. The decrease in the loss and LAE ratio is due to an improvement in the loss and LAE ratio for the 2005 accident year (losses occurring in the first six months of 2005) compared to the 2004 accident year (losses occurring in the first six months of 2004) and favorable development of losses related to prior accident years. The Company recorded a decrease to its estimate of losses and LAE related to prior accident years of $2,567,000 in the first six months of 2005. This decrease in losses and LAE for prior accident years reduced the loss and LAE ratio by 10.4 percentage points. There was no similar decrease in prior accident year reserves recorded in 2004. The changes in the estimate of losses and LAE related to prior accident years recorded in 2005 for the Company’s major lines of business is as follows:

			Commercial	Workers’
Accident	Home-	PPA	Auto	Compen-	Commercial	General	All
Year	owners	Liability	Liability	sation	Package	Liability	Other	Total
Prior to			Increases (decreases) (in thousands)
2001	$134	$71	$(560)	$(1,499)	$725	$610	$304	$(215)
2002	109	(13)	(116)	(155)	727	(93)	7	466
2003	123	(344)	(99)	50	(183)	38	(98)	(513)
2004	(303)	(1,052)	(645)	95	(195)	247	(452)	(2,305)

Total	$63	$(1,338)	$(1,420)	$(1,509)	$1,074	$802	$(239)	$(2,567)

The Company’s reduction in its estimate of losses and LAE related to prior accident years represented 2% of the recorded reserve for losses and LAE at December 31, 2004. During 2005, both paid and incurred losses and LAE emerged at amounts that were less than anticipated when reserves for loss and LAE were estimated and recorded at December 31, 2004 for the workers’ compensation and auto liability lines of business. This favorable emergence was offset by greater than anticipated loss and LAE emergence in the Company’s commercial liability lines of business.
The Company made no changes to the key assumptions used in evaluating the adequacy of its reserves for losses and LAE during the first six months of 2005. A reasonable possibility exists in any year that relatively minor fluctuations in the estimate of reserves for losses and LAE may have a significant impact on the Company’s net income. This is due primarily to the size of the Company’s reserves for losses and LAE ($120,431,000 at June 30, 2005) relative to its net income.

The ratio of amortization of deferred policy acquisition costs and other underwriting expenses to net premiums earned increased to 43.6% for the six months ended June 30, 2005 from 38.2% for the six months ended June 30, 2004. Amortization of deferred acquisition costs decreased $964,000 or 13% compared to the year earlier period. Other underwriting expenses as a percentage of net premiums earned increased by 5.4 percentage points due to an increase in retrospective commissions related to the Reinsurance Pooling Agreement, which provides for retrospective commission income or expense based on actual cumulative experience of the pooled business compared to a target loss and LAE ratio of 74%. The commission is owed to Mutual based on a decrease during the first six months of 2005 in the estimated cumulative loss and LAE ratio on the pooled business since the inception of the Reinsurance Pooling Agreement which includes favorable experience for the first six months of the 2005 accident year. Retrospective commission expense totaled $1,863,000 (7.5 percentage points of the expense ratio) for the six months ended June 30, 2005 compared to $749,000 (2.6 percentage points of the expense ratio) for the six months ended June 30, 2004. The Company is reducing its reliance on the traditional business by reducing its percentage participation in the Reinsurance Pooling Agreement and by seeking alternative opportunities in which to invest its capital. To the extent that the Company does not invest in such alternative opportunities, fixed expenses will become a greater percentage of net premiums earned in future periods. Commissions (other than retrospective commissions under the Reinsurance Pooling Agreement), premium taxes and other state assessments that vary directly with the Company’s premium volume represented 19.7% of net premiums earned in the six month period ended June 30, 2005 compared to 19.2% of net premiums earned in the six months ended June 30, 2004.
The Company’s effective income tax rate for the six months ended June 30, 2005 and 2004 was 28.8% and 24.2%, respectively. These rates were calculated based upon the Company’s estimate of its effective income tax rate for all of 2005 and 2004 as applicable. In 2005, the effective income tax rate differed from the federal statutory rate of 34% due to non-taxable income, primarily tax-exempt income from fixed maturity investments. In 2004, the effective income tax rate differed from the federal statutory rate of 34% due to non-taxable income, primarily tax-exempt income and to an adjustment to prior years’ taxes and the reversal of certain excess tax reserves related to uncertain tax positions.

Results of Operations for the Three Months Ended June 30, 2005 As Compared to the Three Months Ended June 30, 2004
Total combined Mutual and MNH direct premiums written (DWP) for the three months ended June 30, 2005 were $55,251,000, an increase of $2,986,000 from $52,265,000 in 2004. The Company’s pro-forma share of combined direct premiums written in 2005, in accordance with the Reinsurance Pooling Agreement, was $16,575,000 compared to $18,293,000 in 2004. The table below shows a comparison of direct premiums written by major category in 2005 and 2004:

	Group-wide DWP			MNH Pro-forma Share
	Three months ended			Three months ended
	March 31,			March 31,
	2005	2004	Change	2005		2004		Change
Major Category	(000’s omitted)			(000’s omitted)
				(30	%)*	(35	%)*
Voluntary Personal Lines	$10,294	$13,371	(23%)	$3,088		$4,680		(34%)
Voluntary Commercial Lines	37,247	32,608	14%	11,174		11,413		(2%)
Umbrella Program	6,795	5,339	27%	2,039		1,869		9%
Involuntary	915	947	(3%)	274		331		(17%)

Total Direct Written Premiums	$55,251	$52,265	6%	$16,575		$18,293		(9%)

* Pooling Percentages
The 23% (or $3,077,000) decrease in group-wide voluntary personal lines direct premiums written resulted from a 34% (or $3,097,000) decrease in private passenger automobile (PPA) direct premiums written. The decrease in PPA direct premiums written is the result of the companies’ decision, implemented in 2002, not to write new policies in certain jurisdictions. In addition, the approval by the New Jersey Department of Banking and Insurance of the companies’ request to withdraw from the New Jersey PPA market was effective in June 2003 and provided for non-renewal of New Jersey PPA policies beginning in June 2004 and completed in May 2005.
Group-wide voluntary commercial lines direct premiums written increased $4,639,000, or 14%, to $37,247,000 for the three months ended June 30, 2005, from $32,608,000 for the three months ended June 30, 2004. This increase resulted from period to period increases in every group-wide commercial line of business.
Group-wide pooled net premiums written for the three months added June 30, 2005 were $46,940,000, an increase of $2,379,000, or 5% from $44,561,000 for the three months ended June 30, 2004. This increase in group-wide net premiums written is due to the increase in group wide direct premiums written. The Company’s share of 2005 pooled net premiums written was $14,082,000, a decrease of $1,514,000, or 10%, from $15,596,000 in 2004. The decrease in the Company’s share of net premiums written resulted primarily from the Company’s decreased percentage participation in the Reinsurance Pooling Agreement for 2005 as compared to 2004.
Total revenues for the three months ended June 30, 2005 were $14,789,000, a decrease of $1,730,000 or 10% from $16,519,000 for the three months ended June 30, 2004.

The Company’s share of pooled net premiums earned in accordance with the Reinsurance Pooling Agreement for the three months ended June 30, 2005 was $12,767,000, compared to $14,364,000 for the three months ended June 30, 2004. This $1,597,000, or 11%, decrease in net premiums earned resulted primarily from the five percentage point decrease in the Company’s participation in the Reinsurance Pooling Agreement.
Net investment income was $1,908,000 for the three months ended June 30, 2005, a decrease of 3% from $1,965,000 for the three months ended June 30, 2004, primarily due to a 6% decrease in average invested assets resulting from declining net premiums written.
Net losses and LAE were $4,617,000 for the three months ended June 30, 2005, a decrease of $4,535,000, or 50%, from $9,152,000 for the three months ended June 30, 2004. The decrease in net losses and LAE was due to the 11% decrease in net premiums earned and a 27.5 percentage point decrease in the loss and LAE ratio to 36.2% for the three months ended June 30, 2005 from 63.7% for the three months ended June 30, 2004. The decrease in the loss and LAE ratio related to an improvement in the loss and LAE ratio for the 2005 accident year compared to the 2004 accident year and to favorable development of losses related to prior accident years. The favorable development for prior accident years resulted in a decrease in the loss and LAE ratio of 18.4 percentage points in the quarter. Because of the relative size of reserves for losses and LAE compared to net earned premiums, a relatively small change in reserves may have a significant impact on the loss and LAE ratio.
The ratio of amortization of deferred policy acquisition costs and other underwriting expenses to net premiums earned increased to 44.2% for the three months ended June 30, 2005 from 37.7% for the three months ended June 30, 2004. Amortization of deferred acquisition costs decreased $420,000 or 11% compared to the year earlier period. Other underwriting expenses as a percentage of net premiums earned increased by 6.6 percentage points due to an increase in retrospective commissions related to the Reinsurance Pooling Agreement. The commission is owed to Mutual based on a decrease during the second quarter of 2005 in the estimated cumulative loss and LAE ratio on the “pooled” business since the inception of the Reinsurance Pooling Agreement. Retrospective commission expense totaled $1,007,000 (7.9 percentage points of the expense ratio) for the three months ended June 30, 2005 compared to $405,000 (2.8 percentage points of the expense ratio) for the three months ended June 30, 2004. Commissions (other than retrospective commissions under the Reinsurance Pooling Agreement), premium taxes and other state assessments that vary directly with the Company’s premium volume represented 19.1% of net premiums earned in the three month period ended June 30, 2005 compared to 19.6% of net premiums earned in the three months ended June 30, 2004.
The Company’s effective income tax rate for the three months ended June 30, 2005 and 2004 was 29.9% and 20.8%, respectively. These rates were calculated based upon the Company’s estimate of its effective income tax rate for all of 2005. In 2005, the effective income tax rate differed from the federal statutory rate of 34% due to non-taxable income, primarily tax-exempt income from fixed maturity investments. In 2004, the effective income tax rate differed from the federal statutory rate of 34% due to non-taxable income, primarily tax-exempt income and to an adjustment to prior years’ taxes and the reversal of certain excess tax reserves related to uncertain tax positions.

Liquidity and Capital Resources
In developing its investment strategy the Company determines a level of cash and short-term investments which, when combined with expected cash flow, is estimated to be adequate to meet expected cash obligations. Due to declining written premiums however, the Company’s operating activities have resulted in a use of cash each year since 2001. The Company’s decreasing participation percentage in the pooled business over the remaining years of the Reinsurance Pooling Agreement will likely result in continued negative cash flows from operations. Net cash used in operations during the six months ended June 30, 2005 was $1,589,000. The Company believes that careful management of the relationship between assets and liabilities will minimize the likelihood that investment portfolio sales will be necessary to fund insurance operations, and that the effect of any such sales, if any, on the Company’s stockholders’ equity will not be material.
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
The Company designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as accumulated other comprehensive income (loss) within stockholders’ equity. At June 30, 2005, the Company recorded $731,000 of unrealized losses, net of taxes, associated with its investments as accumulated other comprehensive loss in its Consolidated Balance Sheet.
At June 30, 2005, the Company’s portfolio of fixed maturity investments represented 92.1% of invested assets. Management believes that this level of fixed maturity investments is consistent with the Company’s liquidity needs because it anticipates that cash receipts from net premiums written, investment income and maturing securities will enable the Company to satisfy its cash obligations. Furthermore, a portion of the Company’s fixed maturity investments are invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide monthly paydowns of bond principal.
At June 30, 2005, $106,818,000, or 59.7%, of the Company’s fixed maturity portfolio was invested in mortgage-backed and other asset-backed securities. The Company invests in a variety of collateralized mortgage obligation (“CMO”) products but has not invested in the derivative type of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company’s CMO investments have a secondary market and their effect on the Company’s liquidity does not differ from that of other fixed maturity investments.
At June 30, 2005 $4,144,000, or 2%, of the Company’s investment portfolio was invested in non-investment grade securities compared to $2,150,000, or 1%, at December 31, 2004.

The Company has arranged for a $2,000,000 unsecured credit facility from a bank. Any borrowings under this facility are payable on demand and carry an interest rate which can be fixed or variable and is negotiated at the time of each advance. This facility is available for general working capital purposes and for repurchases of the Company’s common stock. At June 30, 2005 no amount was outstanding on this loan.
As a holding company, the Company is dependent on cash dividends from MNH to meet its obligations and to pay any cash dividends. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer’s statutory policyholders’ surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve month period ending in 2005 without the prior approval of the New Hampshire Insurance Commissioner is $6,171,000. MNH paid $1,200,000 and $800,000 of dividends to the Company in August 2004 and February 2005, respectively. On July 28, 2005 MNH declared a dividend payable to the Company for $1,200,000 on August 19, 2005. The Company paid cash dividends to its common stockholders of $.10 per share in the first six months of 2005 amounting to $424,000. On July 28, 2005 the Company declared a quarterly cash dividend of $.10 per share payable on September 2, 2005 to shareholders of record as of the close of business on August 18, 2005.
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
Regulatory guidelines suggest that the ratio of a property-casualty insurer’s annual net premiums written to its statutory surplus should not exceed 3 to 1. MNH has consistently followed a business strategy that would allow it to meet this 3 to 1 regulatory guideline. For the first six months of 2005, MNH’s ratio of net premiums written to statutory surplus, annualized for a full year, was .6 to 1.

Relationship with Mutual
The Company’s and MNH’s business and day-to-day operations are closely aligned with those of Mutual. This is the result of a combination of factors. Mutual has had a historical ownership interest in the Company and MNH. Prior to November 1986 MNH was a wholly-owned subsidiary of Mutual. Following the Company’s initial public offering in November 1986 and until a secondary stock offering in July 1993 the Company was a majority-owned subsidiary of Mutual. Mutual currently owns 12.1% of the Company’s common stock. Under the Services Agreement, Mutual provides the Company and MNH with all facilities and personnel to operate their business. All of the officers of the Company or MNH are employees of Mutual whose services are provided to, and paid for by, the Company and MNH through the Services Agreement. Also, the operation of MNH’s insurance business, which offers substantially the same lines of insurance as Mutual through the same independent insurance agents, creates a very close relationship among the Companies. By reducing its percentage under the Reinsurance Pooling Agreement, the Company is making capital available for other opportunities in an effort to increase return on shareholders’ equity and maximize shareholder value. The Company announced on February 2, 2005 that it retained Philo Smith Capital Corporation to explore strategic alternatives for its long-term development, and that initiative continues. In accordance with the Services Agreement, in June of 2005 the Company and MNH notified Mutual that they will terminate the Cash Management Services Annex to the Services Agreement as of June 30, 2006. The Company and MNH intend to solicit bids, including possibly from Mutual, for the management of their investment portfolios after the effective date of the termination.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
Market risk represents the potential for loss due to changes in the fair value of financial instruments. The market risk related to the Company’s financial instruments primarily relates to its investment portfolio. The value of the Company’s investment portfolio of $194,278,000 at June 30, 2005 is subject to changes in interest rates and to a lesser extent on credit quality. Further, certain mortgage-backed and asset-backed securities are exposed to accelerated prepayment risk generally caused by interest rate movements. If interest rates were to decline, mortgage holders would be more likely to refinance existing mortgages at lower rates. Acceleration of future repayments could adversely affect future investment income, if reinvestment of the accelerated receipts was made in lower yielding securities.
The following table provides information related to the Company’s fixed maturity investments at June 30, 2005. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based upon the maturity date or, in the case of mortgage-backed and asset-backed securities, expected payment patterns. Actual cash flows could differ from those shown in the table.

Fixed Maturities
Expected Cash Flows of Principal Amounts ($in 000’s):

							TOTAL
								Esti-
							Amor-	mated
						There-	tized	Market
	2005	2006	2007	2008	2009	after	Cost	Value
Available for Sale

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$2,010	$0	$0	$3,005	$0	$0	$5,015	$4,976
Average interest rate	4.4%	0.0%	0.0%	3.2%	0.0%	0.0%	—	—

Obligations of states and political subdivisions	3,784	9,466	3,867	15,467	8,231	4,150	44,965	44,645
Average interest rate	3.4%	3.4%	4.3%	3.9%	4.5%	4.9%	—	—

Corporate securities	7,024	998	0	3,241	7,078	4,330	22,671	22,499
Average interest rate	4.0%	3.2%	0.0%	3.7%	4.9%	7.0%	—	—

Mortgage & asset backed securities	13,409	24,834	19,889	13,499	6,338	28,819	106,788	106,818
Average interest rate	4.8%	4.8%	4.8%	4.9%	5.0%	5.1%	—	—

Total	$26,227	$35,298	$23,756	$35,212	$21,647	$37,299	$179,439	$178,938

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
       None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
       None.
Item 3. Defaults Upon Senior Securities.
       None.
Item 4. Submission of Matters to a Vote of Security Holders
On May 4, 2005 the Company held its annual meeting of stockholders. During the meeting Andrew A. Alberti and Frank J. Colantuono were re-elected Directors of the Company for three year terms to expire at the annual meeting in 2008. Brent D. Baird, Thomas E. Kahn, Henry P. Semmelhack and Robert M. Zak are Directors of the Company whose terms of office as Director continue beyond the date of the meeting. Mr. Semmelhack’s and Mr. Zak’s terms expire in 2006 and Mr. Baird’s and Mr. Kahn’s terms expire in 2007.
A summary of stockholder voting with respect to the election of Directors is as follows:

	Election of	Election of
	Andrew A. Alberti	Frank J. Colantuono
For	1,882,841	1,883,478
Withheld	21,039	20,402
Item 5. Other Information.
       None.
Item 6. Exhibits
(a)	Exhibits.

Exhibits required by Item 601 of Regulation S-K.

3(a)	Restated Certificate of Incorporation (incorporated by reference to Exhibit No. 3C to Amendment No. 1 to the Company’s Registration Statement No. 33-9188 on Form S-1 Filed on November 7, 1986.

(b)	Restated By-laws (incorporated by reference to Exhibit 3D to Amendment No. 1 to the Company’s Registration Statement No. 33-9188 on Form S-1 filed on November 7, 1986.

4	Instruments defining the rights of security holders, including indentures — N/A.

5	Opinion re legality — N/A.

10(a)	Management Agreement dated as of September 29, 1986 by and among Merchants Mutual Insurance Company, Registrant and Merchants Insurance Company of New Hampshire, Inc. (incorporated by reference to Exhibit No. 10(a) to the Company’s Registration Statement (No. 33-9188) on Form S-1 filed on September 30, 1986).

(b)	Services Agreement Among Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and Merchants Group, Inc. dated January 1, 2003 (incorporated by reference to Exhibit No. 10(b) to the Company’s 2003 Quarterly Report on Form 10-Q filed on May 14, 2003).

(c)	Reinsurance Pooling Agreement between Merchants Insurance Company of New Hampshire, Inc. and Merchants Mutual Insurance Company effective January 1, 2003 (incorporated by reference to Exhibit No. 10(c) to the Company’s 2003 Quarterly Report on Form 10-Q filed on May 14, 2003).

(d)	Endorsement to the Casualty Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and American Reinsurance Company dated February 23, 2004 (incorporated by reference to Exhibit 10(d) to the Company’s 2004 Annual Report on Form 10-K filed on March 31, 2005).

(e)	Property Per Risk Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and American Reinsurance Company dated April 16, 2004 (incorporated by reference to Exhibit 10(f) to the Company’s 2004 Quarterly Report on Form 10-Q filed on November 10, 2004).

(f)	Property Catastrophe Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and the various reinsurers as identified by the Interest and Liabilities Agreements attaching to and forming part of this Agreement (incorporated by reference to Exhibit 10(g) to the Company’s quarterly report on Form 10-Q filed on November 10, 2004).

(g)	Quota Share Reinsurance Treaty Agreement between Merchants Insurance Company of New Hampshire, Inc. and The Subscribing Underwriting Members of Lloyd’s, London specifically identified on the schedules attached to this agreement dated January 1, 2000 (incorporated by reference to Exhibit 10(h) to the Company’s 2000 Annual Report on Form 10-K filed on March 28, 2001).

(h)	Merchants Mutual Capital Accumulation Plan (incorporated by reference to Exhibit No. 10(g) to the Company’s Registration Statement (No. 33-9188) on Form S-1 filed on September 30, 1986).

(i)	Merchants Mutual Capital Accumulation Plan, fifth amendment, effective January 1, 1999 (incorporated by reference to Exhibit 10(j) to the Company’s 2000 Annual Report on Form 10-K filed on March 28, 2001).

*(j)	Form of Amended Indemnification Agreement entered into by Registrant with each director and executive officer of Registrant (incorporated by reference to Exhibit No. 10(n) to Amendment No. 1 to the Company’s Registration Statement on (No. 33-9188) Form S-1 filed on November 7, 1986).

*(k)	Merchants Mutual Insurance Company Adjusted Return on Equity Incentive Compensation Plan January 1, 2000 (incorporated by reference to Exhibit 10(p) to the Company’s 2000 Annual Report on Form 10-K filed on March 28, 2001).

*(l)	Merchants Mutual Insurance Company Adjusted Return on Equity Long Term Incentive Compensation Plan January 1, 2000 (incorporated by reference to Exhibit 10(q) to the Company’s 2000 Annual Report on Form 10-K filed on March 28, 2001).

*(m)	Amendment No. 1 to Employee Retention Agreement between Robert M. Zak and Merchants Mutual Insurance Company originally dated as of May 1, 1999, dated February 6, 2002 (incorporated by reference to Exhibit 10(s) to the Company’s 2002 Annual Report on Form 10-K filed on March 31, 2003).

*(n)	Amendment No. 1 to Employee Retention Agreement between Edward M. Murphy and Merchants Mutual Insurance Company originally dated as of March 1, 1999, dated February 6, 2002 (incorporated by reference to Exhibit 10(t) to the Company’s 2002 Annual Report on Form 10-K filed on March 31, 2003).

*(o)	Amendment No. 1 to Employee Retention Agreement between Kenneth J. Wilson and Merchants Mutual Insurance Company originally dated as of March 1, 1999, dated February 6, 2002 incorporated by reference to Exhibit 10(u) to the Company’s 2002 Annual Report on Form 10-K filed on March 31, 2003.

11	Statement re computation of per share earnings – N/A.

12	Statement re computation of ratios – N/A.

15	Letter re unaudited interim financial information – N/A.

18	Letter re change in accounting principles – N/A.

19	Report furnished to security holder – N/A.

22	Published report regarding matters submitted to vote of security holders – N/A.

23	Consents of experts and counsel – N/A.

24	Power of attorney – N/A.

31	Rule 13a-14(a)/15d-14(a) Certifications (filed herewith)32(a) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) (filed herewith).

* Indicates a management contract or compensation plan or arrangement.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCHANTS GROUP, INC.
(Registrant)

Date: August 12, 2005	By: /s/ Kenneth J. Wilson

Kenneth J. Wilson
Chief Financial Officer and Treasurer (duly authorized officer of the registrant and chief accounting officer)