Form 10-Q
period 2005-09-30
MERCHANTS GROUP INC
filed 2005-11-14
CIK 803027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☐ No ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (November 10, 2005):                2,114,152 shares of Common Stock.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MERCHANTS GROUP, INC.
CONSOLIDATED BALANCE SHEET
(in thousands)

	September 30,	December 31,
	2005	2004
	(unaudited)
Assets

Investments:
Fixed maturities:
Available for sale at fair value (amortized cost $179,318 in 2005 and $184,171 in 2004)	$177,048	$184,092
Preferred stock at fair value	4,463	3,509
Other long-term investments at fair value	669	2,696
Short-term investments	3,413	7,412

Total investments	185,593	197,709

Cash	30	145
Interest due and accrued	1,103	1,079
Premiums receivable from affiliate, net of allowance for doubtful accounts of $180 in 2005 and $215 in 2004	14,042	15,136
Deferred policy acquisition costs from affiliate	6,667	7,570
Reinsurance recoverable on paid and unpaid losses	15,914	15,630
Prepaid reinsurance premiums from affiliate	4,932	4,595
Deferred income taxes	5,315	5,028
Receivable from affiliate	661	—
Other assets	12,017	13,557

Total assets	$246,274	$260,449

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED BALANCE SHEET
(in thousands except share amounts)

	September 30,	December 31,
	2005	2004
	(unaudited)
Liabilities and Stockholders’ Equity

Liabilities:
Reserve for losses and loss adjustment expenses (affiliate $48,874 and $43,724)	$119,880	$128,415
Unearned premiums from affiliate	30,574	33,685
Payable for securities	2,920	4,751
Payable to affiliate	—	5,571
Retrospective commission payable to affiliate	1,231	1,141
Income taxes payable	797	—
Other liabilities (affiliate $4,402 and $4,262)	14,826	14,912

Total liabilities	170,228	188,475

Stockholders’ equity:
Common stock, 10,000,000 shares authorized, 2,114,152 shares issued and outstanding at September 30, 2005 and December 31, 2004	33	33
Additional paid in capital	35,878	35,878
Treasury stock, 1,139,700 shares at September 30, 2005 and December 31, 2004	(22,766)	(22,766)
Accumulated other comprehensive loss	(1,917)	(536)
Accumulated earnings	64,818	59,365

Total stockholders’ equity	76,046	71,974

Commitments and contingent liabilities	—	—

Total liabilities and stockholders’ equity	$246,274	$260,449

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(unaudited)
Revenues:
Net premiums earned from affiliate	$12,155	$14,161	$36,899	$42,594
Net investment income	1,890	1,935	5,734	5,954
Net investment gains	—	—	—	470
Other revenues from affiliate	163	185	413	448

Total revenues	14,208	16,281	43,046	49,466

Expenses:
Net losses and loss adjustment expenses ($8,362, $8,011, $20,205 and $24,708 from affiliate)	7,074	8,941	18,985	28,182
Amortization of deferred policy acquisition costs from affiliate	3,160	3,677	9,594	11,074
Other underwriting expenses ($1,275, $2,264, $5,177 and $5,196 from affiliate)	1,490	2,354	5,852	5,813

Total expenses	11,724	14,972	34,431	45,069

Income before income taxes	2,484	1,309	8,615	4,397
Income tax provision	763	146	2,528	873

Net income	$1,721	$1,163	$6,087	$3,524

Earnings per share:
Basic	$.81	$.55	$2.88	$1.67

Diluted	$.81	$.55	$2.87	$1.66

Weighted average shares outstanding:
Basic	2,114	2,114	2,114	2,113
Diluted	2,120	2,119	2,119	2,118
See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(unaudited)
Net income	$1,721	$1,163	$6,087	$3,524

Other comprehensive income (loss) before taxes:
Unrealized gains (losses) on securities	(1,797)	2,812	(2,092)	(1,257)
Reclassification adjustment for gains included in net income	—	—	—	(470)

Other comprehensive income (loss) before taxes	(1,797)	2,812	(2,092)	(1,727)
Income taxes (benefit) related to items of other comprehensive income (loss)	(611)	956	(711)	(587)

Other comprehensive income (loss)	(1,186)	1,856	(1,381)	(1,140)

Comprehensive income (loss)	$535	$3,019	$4,706	$2,384

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Nine Months
	Ended September 30,
	2005	2004
	(unaudited)
Common stock:
Beginning of period	$33	$32
Exercise of common stock options	—	1

End of period	33	33

Additional paid in capital:
Beginning of period	35,878	35,795
Exercise of common stock options	—	83

End of period	35,878	35,878

Treasury stock beginning and end:	(22,766)	(22,766)

Accumulated other comprehensive loss:
Beginning of period	(536)	750
Other comprehensive loss	(1,381)	(1,140)

End of period	(1,917)	(390)

Accumulated earnings:
Beginning of period	59,365	56,448
Net income	6,087	3,524
Cash dividends (to affiliate $77 and $77)	(634)	(633)

End of period	64,818	59,339

Total stockholders’ equity	$76,046	$72,094

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Nine Months
	Ended September 30,
	2005	2004
	(unaudited)
Cash flows from operations:
Collection of premiums from affiliate	$35,139	$40,843
Payment of losses and loss adjustment expenses (affiliate ($15,056) and ($16,760))	(26,525)	(36,628)
Payment of other underwriting expenses (affiliate $(13,970) and $(15,680))	(14,870)	(16,200)
Investment income received	5,908	6,258
Investment expenses paid	(308)	(211)
Income taxes paid	(1,308)	(376)
Other from affiliate	412	447

Net cash used in operations	(1,552)	(5,867)

Cash flows from investing activities:
Proceeds from fixed maturities sold or matured	43,818	35,470
Purchase of fixed maturities	(38,860)	(22,567)
Net (increase) decrease in preferred stock	(850)	2,000
Net (increase) decrease in other long-term investments	2,027	(982)
Net (increase) decrease in short-term investments	3,999	(9,768)
Increase (decrease) in payable for securities	(1,831)	3,867
Decrease in receivable for securities	—	893

Net cash provided by investing activities	8,303	8,913

Cash flows from financing activities:
Settlement of affiliate balances, net	(6,232)	(2,515)
Exercise of common stock options	—	84
Cash dividends (to affiliate $77 and $77)	(634)	(633)

Net cash used in financing activities	(6,866)	(3,064)

Decrease in cash	(115)	(18)

Cash:
Beginning of period	145	23

End of period	$30	$5

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
RECONCILIATION OF NET INCOME TO NET CASH
USED IN OPERATIONS
(in thousands)

	Nine Months
	Ended September 30,
	2005	2004
	(unaudited)
Net income	$6,087	$3,524

Adjustments:
Accretion	(110)	(53)
Realized investment gains	—	(470)

(Increase) decrease in assets:
Interest due and accrued	(24)	146
Premiums receivable from affiliate	1,094	1,377
Deferred policy acquisition costs from affiliate	903	849
Reinsurance recoverable on paid and unpaid losses	(284)	1,936
Prepaid reinsurance premiums from affiliate	(337)	(1,757)
Income taxes receivable	—	881
Deferred income taxes	424	(266)
Other assets	1,540	(115)

Increase (decrease) in liabilities:
Reserve for losses and loss adjustment expenses (affiliate $(5,150) and $7,948)	(8,535)	(10,157)
Unearned premiums from affiliate	(3,111)	(1,476)
Income taxes payable	797	110
Retrospective commission payable to affiliate	90	—
Other liabilities (affiliate $139 and $(493))	(86)	(396)

Net cash used in operations	$(1,552)	$(5,867)

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Principles of Consolidation and Basis of Presentation
The consolidated balance sheet as of September 30, 2005 and the related consolidated statements of operations and comprehensive income for the three and nine month periods ended September 30, 2005 and 2004, and changes in stockholders’ equity and cash flows for the nine months ended September 30, 2005 and 2004, respectively, the (Financial Statements) are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of financial position and results of operations. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.
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
2. Related Party Transactions
The Company and MNH operate and manage their business in conjunction with Merchants Mutual Insurance Company (Mutual) under a services agreement (the Services Agreement) which became effective on January 1, 2003. At September 30, 2005 Mutual owned 12.1% of the Company’s issued and outstanding common stock. The Company and MNH do not have any operating assets or employees. Under the Services Agreement, Mutual provides the Company and MNH with the facilities, management and personnel required to operate their day-to-day business. The Services Agreement covers substantially the same services previously provided under a management agreement among the Company, MNH and Mutual from 1986 to 2002. The Services Agreement provides for negotiated fees (subject to periodic adjustment) for administrative, underwriting, claims and investment management services.
As of January 1, 2003 MNH and Mutual entered into a reinsurance pooling agreement (the Reinsurance Pooling Agreement) that provides for the pooling, or sharing, of the insurance business traditionally written by Mutual and MNH. The Reinsurance Pooling Agreement applies to premiums earned and losses incurred on or after its effective date.
The Financial Statements include supplemental disclosure of affiliate balances, which represent the effects of the Services Agreement and the Reinsurance Pooling Agreement. In certain instances, particularly for

“Net losses and loss adjustment expenses,” the affiliate amount may exceed the amount presented in the line item, because of changes in estimates (particularly reserves for losses and LAE) relating to years prior to the effective date of the Reinsurance Pooling Agreement.
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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Options assumed exercised	31,500	31,500	31,500	31,500

Incremental shares outstanding	5,504	4,542	5,166	4,911
4. Reserve for Loss and Loss Adjustment Expenses
The following table presents the liability for reserves for loss and loss adjustment expenses separated into case reserves, reserves for losses incurred but not reported (IBNR) and reserves for loss adjustment expense (LAE) by major product:

	September 30,	December 31,
	2005	2004
Case reserves:
Private passenger automobile liability	$7,368	$10,099
Homeowners	2,083	2,098
Commercial auto liability	6,087	7,677
Workers’ compensation	14,480	15,697
Commercial package	13,524	13,795
General liability	717	750
Other	286	243

Total case reserves	44,545	50,359

IBNR:
Private passenger automobile liability	4,871	6,197
Homeowners	318	257
Commercial auto liability	5,847	6,154
Workers’ compensation	7,973	9,884
Commercial package	16,531	14,467
General liability	1,976	1,107
Other	(288)	(223)

Total IBNR	37,228	37,843

Reserve for LAE:
Private passenger automobile liability	2,097	2,973
Homeowners	552	640
Commercial auto liability	1,645	1,852
Workers’ compensation	2,067	2,125
Commercial package	12,376	13,712
General liability	3,315	3,145
Other	141	136

Total reserve for LAE	22,193	24,583
Reinsurance recoverables	15,914	15,630

Reserve for losses and LAE	$119,880	$128,415

Included in the reserve for losses and LAE at September 30, 2005 was $12,213,000 of reserves for accident years 1995 and prior. Reserves related to workers’ compensation comprised $8,571,000 of this amount at September 30, 2005. The following table presents workers’ compensation claim count and paid loss data for accident years older than ten years as of each date:

	For the nine months	For the year ended
	September 30,	December 31,
	2005	2004
	(dollars in thousands)
Number of claims pending, beginning of period	51	44
Number of claims reported	—	—
Number of claims settled or dismissed	(11)	(2)

Number of claims pending, end of period	40	42

Losses paid ($000’s)	$477	$388
Loss settlement expenses paid ($000’s)	$35	$25

The workers’ compensation claims consist primarily of reserves for the estimated cost of lifetime medical care for injured claimants. In developing the reserves for such claimants, the Company estimates the nature, frequency and duration of future medical treatments and pharmaceutical usage, in some instances for the lifetime of the claimant. Periodic reevaluation of these factors, based on new information on the claimant or changes in medical procedures, devices or pharmaceuticals, may result in changes in estimates for individual claims that are significant to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations for the Nine Months Ended September 30, 2005 As Compared to the Nine Months Ended September 30, 2004
The following discussion should be considered in light of the statements under the heading “Safe Harbor Statement under the Securities Litigation Reform Act of 1995,” at the end of this Item. All capitalized terms used in this Item that are not defined in this Item have the meanings given to them in Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q, which is incorporated herein by reference.
Results of operations for the nine months ended September 30, 2005 and 2004 reflect the effects of the Services Agreement and the Reinsurance Pooling Agreement among the Company and its wholly-owned insurance subsidiary, Merchants Insurance Company of New Hampshire, Inc. (MNH), and Merchants Mutual Insurance Company (Mutual), effective January 1, 2003. The Services Agreement calls for Mutual to provide underwriting, administrative, claims and investment services to the Company and MNH. The Reinsurance Pooling Agreement provides for the pooling, or sharing, of insurance business traditionally written by Mutual and MNH on or after the effective date. MNH’s share of pooled (combined Mutual and MNH) premiums earned and losses and loss adjustment expenses (LAE) for 2005 in accordance with the Reinsurance Pooling Agreement is 30% though not to exceed $50,000 in net premiums written. MNH’s share of pooled premiums earned and losses and LAE was 35% in 2004. The Reinsurance Pooling Agreement pertains to premiums earned and incurred losses and LAE. Pursuant to the terms of the Reinsurance Pooling Agreement, MNH’s share of pooled premiums earned will be 25% in 2006 and 2007, though not to exceed $42,500,000 and $37,500,000 in net premiums written, respectively.
Total combined Mutual and MNH or “group-wide” direct premiums written (DWP) for the nine months ended September 30, 2005 were $149,802,000, an increase of $3,883,000 from $145,919,000 in 2004. The Company’s pro-forma share of combined direct premiums written in 2005, in accordance with the Reinsurance Pooling Agreement, was $44,941,000 compared to $51,071,000 in 2004. The table below shows a comparison of direct premiums written by major category in 2005 and 2004:

	Group-wide DWP			MNH Pro-forma Share
	Nine months ended			Nine months ended
	September 30,			September 30,
	2005	2004	Change	2005		2004		Change
Major Category	(000’s omitted)			(000’s omitted)
				(30%)	*	(35%)	*
Voluntary Personal	$30,730	$38,981	(21%)	$9,219		$13,643		(32%)
Voluntary Commercial	100,440	89,904	12%	30,132		31,466		(4%)
Umbrella Program	16,292	14,241	14%	4,888		4,984		(2%)
Involuntary	2,340	2,793	(16%)	702		978		(28%)

Total Direct Written Premiums	$149,802	$145,919	3%	$44,941		$51,071		(12%)

*	Pooling Percentages

The 21% (or $8,251,000) decrease in group-wide voluntary personal direct premiums written resulted from a 32% (or $8,177,000) decrease in private passenger automobile (PPA) direct premiums written. The decrease in PPA direct premiums written is the result of the companies’ decision, implemented in 2002, not to write new policies in certain jurisdictions. In addition, the approval by the New Jersey Department of Banking and Insurance of the companies’ request to withdraw from the New Jersey PPA market was effective in June 2003 and provided for the non-renewal of New Jersey PPA policies beginning in June 2004 and completed in May 2005. As a result, voluntary PPA policies in force at September 30, 2005 were 15,484, a decrease of 30%, from 22,135 at September 30, 2004.
The monoline commercial umbrella program (the Umbrella Program) resulted in $16,292,000 of direct premiums written in the first nine months of 2005 compared to $14,241,000 in the first nine months of 2004. The Umbrella Program is marketed exclusively through one independent agent and approximately 95% of the premiums and losses related to Umbrella Program Policies are reinsured with an “A” rated national reinsurer (as rated by A.M. Best Co.) through a quota share reinsurance treaty.
Group-wide voluntary commercial direct premiums written increased $10,536,000, or 12%, to $100,440,000 for the nine months ended September 30, 2005, from $89,904,000 for the nine months ended September 30, 2004. This increase resulted from period to period increases in every group-wide commercial product. The average premium per group-wide, non-Umbrella Program commercial lines policy increased 3% from the year earlier period. Total non-Umbrella commercial policies in force at September 30, 2005 were 35,746, an increase of 9% from 32,647 at September 30, 2004.
Group-wide involuntary direct premiums written decreased $453,000, or 16%. Direct premiums written related to the New York Automobile Insurance Plan (NYAIP) comprised approximately 81% of group-wide involuntary direct premiums written in the nine months ended September 30, 2005. The NYAIP provides coverage for individuals who are unable to obtain auto insurance in the voluntary market. Assignments from the NYAIP vary depending upon a company’s PPA market share and the size of the NYAIP. Direct premiums written for policies assigned from the NYAIP decreased 11% to $1,896,000 for the nine months ended September 30, 2005 from $2,131,000 for the nine months ended September 30, 2004. The Company is unable to predict the volume of future assignments from the NYAIP or from other involuntary market programs.
Group-wide pooled net premiums written for 2005 were $125,356,000, an increase of $1,072,000, or 1% from $124,284,000 for the nine months ended September 30, 2004. This increase in group-wide net premiums written is due to the increase in group wide direct premiums written partially offset by an increase in premiums ceded under reinsurance programs, primarily related to the Umbrella Program. The Company’s share of 2005 pooled net premiums written was $33,541,000, a decrease of $5,819,000, or 15%, from $39,360,000 in 2004. The decrease in the Company’s share of net premiums written resulted primarily from the Company’s decreased percentage participation in the Reinsurance Pooling Agreement for 2005 as compared to 2004.
Total revenues for the nine months ended September 30, 2005 were $43,046,000, a decrease of $6,420,000, or 13%, from $49,466,000 for the nine months ended September 30, 2004.

The Company’s share of pooled net premiums earned in accordance with the Reinsurance Pooling Agreement for the nine months ended September 30, 2005 was $36,899,000, compared to $42,594,000 for the nine months ended September 30, 2004. This $5,695,000, or 13%, decrease in net premiums earned resulted primarily from the five percentage point decrease in the Company’s participation in the Reinsurance Pooling Agreement.
Net investment income was $5,734,000 for the nine months ended September 30, 2005, a decrease of 4% from $5,954,000 for the nine months ended September 30, 2004, primarily due to a 5% decrease in average invested assets resulting from declining net premiums written.
Net losses and LAE were $18,985,000 for the nine months ended September 30, 2005, a decrease of $9,197,000, or 33%, from $28,182,000 for the nine months ended September 30, 2004. The decrease in net losses and LAE was due to the 13% decrease in net premiums earned and a 14.7 percentage point decrease in the loss and LAE ratio to 51.5% for the nine months ended September 30, 2005 from 66.2% for the nine months ended September 30, 2004.
The 14.7 percentage point decrease in the loss and LAE ratio was due to a 1.5 percentage point decrease in the loss and LAE ratio for the current accident year to 61.4% in 2005 from 62.9% in 2004 and to a $3,677,000 decrease in the Company’s estimate of losses and LAE occurring in prior accident years during the nine months ended September 30, 2005, compared to a $1,393,000 increase in the estimate of losses and LAE occurring in prior accident years recorded in 2004.
The $3,677,000 decrease in the estimate of losses and LAE related to prior accident years in the first nine months of 2005 reduced the loss and LAE ratio by 10.0 percentage points. During the first nine months of 2004, the Company recorded a $1,393,000 increase to its estimate of losses and LAE related to prior accident years which increased the loss and LAE ratio in 2004 by 3.3 percentage points. The changes in the estimate of losses and LAE related to prior accident years recorded in 2005 for the Company’s products are as follows:

			Commercial	Workers’
Accident	Home-	PPA	Auto	Compen-	Commercial	General	All
Year	owners	Liability	Liability	sation	Package	Liability	Other	Total
Prior to	Increases (decreases) (in thousands)
2002	$140	$112	$(524)	$(1,713)	$1,069	$913	$358	$355
2002	97	(658)	(137)	(395)	(285)	(92)	(12)	(1,482)
2003	220	(292)	(277)	(279)	310	63	(104)	(359)
2004	(292)	(1,026)	(492)	(195)	100	174	(460)	(2,191)

Total	$165	$(1,864)	$(1,430)	$(2,582)	$1,194	$1,058	$(218)	$(3,677)

The Company experienced favorable loss development related to its automobile liability products (both personal and commercial) amounting to $1,518,000 relating to accident year 2004. This favorable development in incurred losses pertained to the Company’s automobile liability case reserves, primarily in New York State and is consistent with increased fraud prevention, detection and prosecution efforts by New York State stemming from certain legislative changes in New York State. Furthermore, the Company believes that its underwriting guideline changes in 2002 reduced the prevalence of commercial auto policies likely to generate severe losses. The Company believes that sufficient time has passed without the emergence of severe losses at the same rate as in prior years, and has reduced the average expected loss on the 2004 accident year.
The Company experienced favorable loss development related to its workers’ compensation product amounting to $1,713,000 relating to accident years 2001 and prior in states other than New York. This favorable development resulted from lower than expected emergence of paid losses and incurred losses. The Company made no significant changes to its procedures for processing or reserving its claims during 2005, and attributes the changes to its prior year reserves to the inherent uncertainty in estimating ultimate costs in circumstances that involve complex and changing conditions. The Company believes that the decrease in loss estimates for its workers’ compensation business is consistent with changes initiated by the Company in 2001 to reduce the concentration in its workers’ compensation policy portfolio of classes of risk that are subject to high severity losses. Those underwriting changes have continued through 2005. The Company believes that it took several years for the absence of severe losses to become apparent, as the severity of such losses, if they were to occur, typically do not become apparent for several years.
The Company’s reduction in its estimate of losses and LAE related to prior accident years during the nine months ended September 30, 2005 represented 3% of the recorded reserve for losses and LAE at December 31, 2004.
The Company made no changes to the key assumptions used in evaluating the adequacy of its reserves for losses and LAE during the first nine months of 2005. A reasonable possibility exists in any year that relatively minor fluctuations in the estimate of reserves for losses and LAE may have a significant impact on the Company’s net income. This is due primarily to the size of the Company’s reserves for losses and LAE ($119,880,000 at September 30, 2005) relative to its net income. For every 1% change in the estimate, the effect on pre-tax income would be $1,199,000.
The ratio of amortization of deferred policy acquisition costs and other underwriting expenses to net premiums earned increased to 41.9% for the nine months ended September 30, 2005 from 39.6% for the nine months ended September 30, 2004. Amortization of deferred acquisition costs which represented 26% of net premiums earned in both 2005 and 2004, decreased $1,480,000 or 13% compared to the year earlier period due to the 13% decrease in net premiums earned. Other underwriting expenses as a percentage of net premiums earned increased by 2.3 percentage points to 15.9% for the nine months ended September 30, 2005 from 13.6% for the nine months ended September 30, 2004. Other underwriting expenses in 2005 and 2004 include retrospective commissions related to the Reinsurance Pooling Agreement, which provides for retrospective commission income or expense based on actual cumulative experience of the pooled business compared to a target loss and LAE ratio of 74%. The commission is owed to Mutual based on a decrease during the first nine months of each period in the estimated cumulative loss and LAE ratio on the pooled business since the inception of the Reinsurance Pooling Agreement. Retrospective commission expense totaled $1,960,000 (5.3 percentage points of the expense ratio) for the nine months ended September 30, 2005 compared to $1,325,000 (3.1 percentage points of the expense ratio) for the nine months ended September 30, 2004.
The Company is reducing its reliance on the traditional business by reducing its percentage participation in the Reinsurance Pooling Agreement and by seeking alternative opportunities in which to invest its capital.

To the extent that the Company does not invest in such alternative opportunities, fixed expenses will become a greater percentage of net premiums earned in future periods. Commissions (other than retrospective commissions under the Reinsurance Pooling Agreement), premium taxes and other state assessments that vary directly with the Company’s premium volume represented 19.6% of net premiums earned in the nine month period ended September 30, 2005 compared to 21.4% of net premiums earned in the nine months ended September 30, 2004.
The Company’s effective income tax rate for the nine months ended September 30, 2005 and 2004 was 29.3% and 19.9%, respectively. These rates were calculated based upon the Company’s estimate of its effective income tax rate for all of 2005 and 2004, as applicable. In 2005, the effective income tax rate differed from the federal statutory rate of 34% due to non-taxable income, primarily tax-exempt income from fixed maturity investments. In 2004, the effective income tax rate differed from the federal statutory rate of 34% due to non-taxable income, primarily tax-exempt income and to an adjustment to prior years’ taxes and the reversal of certain excess tax reserves related to uncertain tax positions.

Results of Operations for the Three Months Ended September 30, 2005 As Compared to the Three Months Ended September 30, 2004
Total combined Mutual and MNH direct premiums written (DWP) for the three months ended September 30, 2005 were $49,262,000, an increase of $710,000 from $48,552,000 in 2004. The Company’s pro-forma share of combined direct premiums written in 2005, in accordance with the Reinsurance Pooling Agreement, was $14,779,000 compared to $16,993,000 in 2004. The table below shows a comparison of direct premiums written by major category in 2005 and 2004:

	Group-wide DWP			MNH Pro-forma Share
	Three months ended			Three months ended
	September 30,			September 30,
	2005	2004	Change	2005		2004		Change
Major Category	(000’s omitted)			(000’s omitted)
				(30%)	*	(35%)	*
Voluntary Personal	$11,225	$13,054	(14%)	$3,368		$4,569		(26%)
Voluntary Commercial	33,025	30,435	9%	9,908		10,652		(7%)
Umbrella Program	4,281	4,102	4%	1,284		1,436		(11%)
Involuntary	731	961	(24%)	219		336		(35%)

Total Direct Written Premiums	$49,262	$48,552	1%	$14,779		$16,993		(13%)

*Pooling Percentages
The 14% (or $1,829,000) decrease in group-wide voluntary personal direct premiums written resulted from a 22% (or $1,724,000) decrease in private passenger automobile (PPA) direct premiums written. The decrease in PPA direct premiums written is the result of the companies’ decision, implemented in 2002, not to write new policies in certain jurisdictions.
Group-wide voluntary commercial direct premiums written increased $2,590,000, or 9%, to $33,025,000 for the three months ended September 30, 2005, from $30,435,000 for the three months ended September 30, 2004. This increase resulted from period to period increases in every group-wide commercial product.
Group-wide pooled net premiums written for the three months ended September 30, 2005 were $41,547,000, a decrease of $265,000, or less than 1% from $41,812,000 for the three months ended September 30, 2004. This decrease in group-wide net premiums written is due to the 1% increase in group wide direct premiums written being more than offset by an increase in premiums ceded under reinsurance programs, primarily related to the Umbrella Program. The Company’s share of 2005 pooled net premiums written was $12,464,000, a decrease of $2,170,000, or 15%, from $14,634,000 in 2004. The decrease in the Company’s share of net premiums written resulted primarily from the Company’s decreased percentage participation in the Reinsurance Pooling Agreement for 2005 as compared to 2004.
Total revenues for the three months ended September 30, 2005 were $14,208,000, a decrease of $2,073,000, or 13%, from $16,281,000 for the three months ended September 30, 2004.
The Company’s share of pooled net premiums earned in accordance with the Reinsurance Pooling Agreement for the three months ended September 30, 2005 was $12,155,000, compared to $14,161,000 for the three months ended September 30, 2004. This $2,006,000, or 14%, decrease in net premiums earned resulted primarily from the five percentage point decrease in the Company’s participation under the Reinsurance Pooling Agreement.
Net investment income was $1,890,000 for the three months ended September 30, 2005, a decrease of 2% from $1,935,000 for the three months ended September 30, 2004, primarily due to a 4% decrease in average invested assets resulting from declining net premiums written.
Net losses and LAE were $7,074,000 for the three months ended September 30, 2005, a decrease of $1,867,000, or 21%, from $8,941,000 for the three months ended September 30, 2004. The decrease in net losses and LAE was due to the 14% decrease in net premiums earned and a 4.9 percentage point decrease in the loss and LAE ratio to 58.2% for the three months ended September 30, 2005 from 63.1% for the three months ended September 30, 2004. The decrease in the loss and LAE ratio resulted from favorable development of losses and LAE related to prior accident years of $1,110,000, which reduced the loss and LAE ratio for the three months ended September 30, 2005 by 9.1 percentage points. During the three months ended September 30, 2004, the change in the estimate for prior accident years added 6.0 percentage points to the loss and LAE ratio. Offsetting the favorable prior accident year development was a 2.9 percentage point increase in the estimated year-to-date loss and LAE ratio for the 2005 accident year during the third quarter of 2005, compared to a 2.9 percentage point decrease in the estimated year-to-date loss and LAE ratio for the 2004 accident year during the third quarter of 2004. This movement in the accident year-to-date loss and LAE ratios occurring during the third quarter of 2005 and 2004 resulted in a 10.2 percentage point increase in the loss and LAE ratio for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.
To enhance the statistical credibility of the Company’s data, the Company performs its loss and LAE analysis for each new accident year on a year-to-date basis as of the end of each quarter of that year. As a result, the accident year loss and LAE ratio for each quarter is the difference between the current quarter year-to-date estimate and the prior quarter year-to-date estimate. Absent a significant individual loss or a loss-causing event (such as a storm) the Company cannot determine whether a quarter-to-quarter change is due to new losses occurring during the current quarter, or changes in estimates for losses occurring in prior quarters. Accordingly, differences in current accident year quarterly loss and LAE ratios may not be indicative of improvement or deterioration in the Company’s business. The Company did not experience any significant weather-related events or significantly large claims in the third quarters of 2005 or 2004 that would explain the increase in the 2005 accident year loss and LAE ratio during the third quarter of 2005 over the corresponding change in the 2004 accident year loss and LAE ratio during the third quarter of 2004.
The ratio of amortization of deferred policy acquisition costs and other underwriting expenses to net premiums earned decreased to 38.3% for the three months ended September 30, 2005 from 42.6% for the three months ended September 30, 2004. Amortization of deferred acquisition costs decreased $517,000 or 14% compared to the year earlier period, consistent with the 14% decrease in net premiums earned. Other underwriting expenses as a percentage of net premiums earned decreased by 4.3 percentage points to 12.3% for the three months ended September 30, 2005 from 16.6% for the three months ended September 30, 2004.

Other underwriting expenses in both periods include retrospective commissions related to the Reinsurance Pooling Agreement. The commission is owed to Mutual based on a decrease during the third quarter of 2005 in the estimated cumulative loss and LAE ratio on the “pooled” business since the inception of the Reinsurance Pooling Agreement. Retrospective commission expense totaled $107,000 (.9 percentage points of the expense ratio) for the three months ended September 30, 2005 compared to $576,000 (4.1 percentage points of the expense ratio) for the three months ended September 30, 2004. The Company is reducing its reliance on the traditional business by reducing its percentage participation in the Reinsurance Pooling Agreement and by seeking alternative opportunities in which to invest its capital. To the extent that the Company does not invest in such alternative opportunities, fixed expenses will continue to become a greater percentage of net premiums earned in future periods. Commissions (other than retrospective commissions under the Reinsurance Pooling Agreement), premium taxes and other state assessments that vary directly with the Company’s premium volume represented 19.5% of net premiums earned in the three month period ended September 30, 2005 compared to 21.4% of net premiums earned in the three months ended September 30, 2004.
The income tax provisions for the three months ended September 30, 2005 and 2005 reflect the Company’s revised estimates of its effective income tax rates for the years ended December 31, 2005 and 2004.
Liquidity and Capital Resources
In developing its investment strategy the Company determines a level of cash and short-term investments which, when combined with expected cash flow, is estimated to be adequate to meet expected cash obligations. Due to declining written premiums however, the Company’s operating activities have resulted in a use of cash each year since 2001. The Company’s decreasing participation percentage in the pooled business over the remaining years of the Reinsurance Pooling Agreement will likely result in continued negative cash flows from operations. Net cash used in operations during the nine months ended September 30, 2005 was $1,552,000. The Company believes that careful management of the relationship between assets and liabilities will minimize the likelihood that investment portfolio sales will be necessary to fund insurance operations, and that the effect of any such sales, if any, on the Company’s stockholders’ equity will not be material.
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
The Company designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as accumulated other comprehensive income (loss) within stockholders’ equity. At September 30, 2005, the Company recorded $1,917,000 of unrealized losses, net of taxes, associated with its investments as accumulated other comprehensive loss in its Consolidated Balance Sheet.

At September 30, 2005, the Company’s portfolio of fixed maturity investments represented 95.4% of invested assets. Management believes that this level of fixed maturity investments is consistent with the Company’s liquidity needs because it anticipates that cash receipts from net premiums written, investment income and maturing securities will enable the Company to satisfy its cash obligations. Furthermore, a portion of the Company’s fixed maturity investments are invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide monthly pay-downs of bond principal.
At September 30, 2005, $101,753,000, or 57.5%, of the Company’s fixed maturity portfolio was invested in mortgage-backed and other asset-backed securities. The Company invests in a variety of collateralized mortgage obligation (“CMO”) products but has not invested in the derivative type of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company’s CMO investments have a secondary market and their effect on the Company’s liquidity does not differ from that of other fixed maturity investments.
At September 30, 2005 $4,087,000, or 2%, of the Company’s investment portfolio was invested in non-investment grade securities compared to $2,150,000, or 1%, at December 31, 2004.
The Company has arranged for a $2,000,000 unsecured credit facility from a bank. Any borrowings under this facility are payable on demand and carry an interest rate which can be fixed or variable and is negotiated at the time of each advance. This facility is available for general working capital purposes and for repurchases of the Company’s common stock. At September 30, 2005 no amount was outstanding on this loan.
As a holding company, the Company is dependent on cash dividends from MNH to meet its obligations and to pay any cash dividends. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer’s statutory policyholders’ surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve month period ending in 2005 without the prior approval of the New Hampshire Insurance Commissioner is $6,171,000. MNH paid $1,200,000, $800,000 and $1,200,000 of dividends to the Company in August 2004, February 2005 and October 2005, respectively. On October 27, 2005, MNH declared a dividend of $800,000 payable to the Company on November 19, 2005. The Company paid cash dividends to its common stockholders of $.10 per share in the first nine months of 2005 amounting to $634,000. On October 27, 2005 the Company declared a quarterly cash dividend of $.25 per share payable on December 2, 2005 to shareholders of record as of the close of business on November 16, 2005.
Under the Services Agreement, Mutual has provided services and facilities for MNH to conduct its insurance business. Under the Reinsurance Pooling Agreement premiums, loss and LAE, and underwriting expenses are ceded to and assumed from Mutual by MNH. The balance in the payable to or receivable from affiliate account represents the amount owing to or owed by Mutual by or to the Company for the difference between premiums collected and payments made for losses, commissions, employees, services and facilities by Mutual on behalf of MNH.

Regulatory guidelines suggest that the ratio of a property-casualty insurer’s annual net premiums written to its statutory surplus should not exceed 3 to 1. MNH has consistently followed a business strategy that would allow it to meet this 3 to 1 regulatory guideline. For the first nine months of 2005, MNH’s ratio of net premiums written to statutory surplus, annualized for a full year, was .7 to 1.

Relationship with Mutual
The Company’s and MNH’s business and day-to-day operations are closely aligned with those of Mutual. This is the result of a combination of factors. Mutual has had a historical ownership interest in the Company and MNH. Prior to November 1986 MNH was a wholly-owned subsidiary of Mutual. Following the Company’s initial public offering in November 1986 and until a secondary stock offering in July 1993 the Company was a majority-owned subsidiary of Mutual. Mutual currently owns 12.1% of the Company’s common stock. Under the Services Agreement, Mutual provides the Company and MNH with all facilities and personnel to operate their business. All of the officers of the Company or MNH are employees of Mutual whose services are provided to, and paid for by, the Company and MNH through the Services Agreement. Also, the operation of MNH’s insurance business, which offers substantially the same insurance products as Mutual through the same independent insurance agents, creates a very close relationship among the Companies. By reducing its percentage under the Reinsurance Pooling Agreement, the Company is making capital available for other opportunities in an effort to increase return on shareholders’ equity and maximize shareholder value. The Company announced in February 2005 that it retained Philo Smith Capital Corporation to explore strategic alternatives for its long-term development, and that initiative continues. In accordance with the Services Agreement, in June of 2005 the Company and MNH notified Mutual that they will terminate the Cash Management Services Annex to the Services Agreement as of June 30, 2006. The Company and MNH intend to solicit bids, including possibly from Mutual, for the management of their investment portfolios after the effective date of the termination.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
Market risk represents the potential for loss due to changes in the fair value of financial instruments. The market risk related to the Company’s financial instruments primarily relates to its investment portfolio. The value of the Company’s investment portfolio of $185,593,000 at September 30, 2005 is subject to changes in interest rates and to a lesser extent on credit quality. Further, certain mortgage-backed and asset-backed securities are exposed to accelerated prepayment risk generally caused by interest rate movements. If interest rates were to decline, mortgage holders would be more likely to refinance existing mortgages at lower rates. Acceleration of future repayments could adversely affect future investment income, if reinvestment of the accelerated receipts was made in lower yielding securities.
The following table provides information related to the Company’s fixed maturity investments at September 30, 2005. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based upon the maturity date or, in the case of mortgage-backed and asset-backed securities, expected payment patterns. Actual cash flows could differ from those shown in the table.

Fixed Maturities
Expected Cash Flows of Principal Amounts ($in 000’s):

							TOTAL
								Esti-
							Amor-	mated
						There-	tized	Market
	2005	2006	2007	2008	2009	after	Cost	Value
Available for Sale

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$2,003	$0	$3,000	$3,005	$0	$0	$8,008	$7,936
Average interest rate	4.4%	0.0%	5.0%	3.2%	0.0%	0.0%	—	—

Obligations of states and political subdivisions	2,745	11,459	3,862	15,532	8,247	6,780	48,625	48,072
Average interest rate	3.4%	3.6%	4.3%	3.9%	4.5%	5.0%	—	—

Corporate securities	2,006	999	0	3,242	7,082	6,310	19,639	19,288
Average interest rate	3.4%	3.2%	0.0%	3.0%	3.8%	6.2%	—	—

Mortgage & asset backed securities	6,671	24,526	21,635	14,418	9,709	26,087	103,046	101,752
Average interest rate	4.8%	4.8%	4.8%	4.9%	5.0%	5.1%	—	—

Total	$13,425	$36,984	$28,497	$36,197	$25,038	$39,177	$179,318	$177,048

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
Item 3. Defaults Upon Senior Securities
               None.
Item 4. Submission of Matters to a Vote of Security Holders
               None.
Item 5. Other Information
               None.
Item 6. Exhibits
(a)	Exhibits.

Exhibits required by Item 601 of Regulation S-K.

3(a)	Restated Certificate of Incorporation (incorporated by reference to Exhibit No. 3C to Amendment No. 1 to the Company’s Registration Statement No. 33-9188 on Form S-1 Filed on November 7, 1986.

(b)	Restated By-laws (incorporated by reference to Exhibit 3D to Amendment No. 1 to the Company’s Registration Statement No. 33-9188 on Form S-1 filed on November 7, 1986.

4	Instruments defining the rights of security holders, including indentures – N/A.

5	Opinion re legality – N/A.

10(a)	Management Agreement dated as of September 29, 1986 by and among Merchants Mutual Insurance Company, Registrant and Merchants Insurance Company of New Hampshire, Inc. (incorporated by reference to Exhibit No. 10(a) to the Company’s Registration Statement (No. 33-9188) on Form S-1 filed on September 30, 1986).

(b)	Services Agreement Among Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and Merchants Group, Inc. dated January 1, 2003 (incorporated by reference to Exhibit No. 10(b) to the Company’s 2003 Quarterly Report on Form 10-Q filed on May 14, 2003).

(c)	Reinsurance Pooling Agreement between Merchants Insurance Company of New Hampshire, Inc. and Merchants Mutual Insurance Company effective January 1, 2003 (incorporated by reference to Exhibit No. 10(c) to the Company’s 2003 Quarterly Report on Form 10-Q filed on May 14, 2003).

(d)	Endorsement to the Casualty Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and American Reinsurance Company dated February 23, 2004 (incorporated by reference to Exhibit 10(d) to the Company’s 2004 Annual Report on Form 10-K filed on March 31, 2005).

(e)	Property Per Risk Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and American Reinsurance Company dated April 16, 2004 (incorporated by reference to Exhibit 10(f) to the Company’s 2004 Quarterly Report on Form 10-Q filed on November 10, 2004).

(f)	Property Catastrophe Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and the various reinsurers as identified by the Interest and Liabilities Agreements attaching to and forming part of this Agreement (incorporated by reference to Exhibit 10(g) to the Company’s quarterly report on Form 10-Q filed on November 10, 2004).

(g)	Quota Share Reinsurance Treaty Agreement between Merchants Insurance Company of New Hampshire, Inc. and The Subscribing Underwriting Members of Lloyd’s, London specifically identified on the schedules attached to this agreement dated January 1, 2000 (incorporated by reference to Exhibit 10(h) to the Company’s 2000 Annual Report on Form 10-K filed on March 28, 2001).

(h)	Merchants Mutual Capital Accumulation Plan (incorporated by reference to Exhibit No. 10(g) to the Company’s Registration Statement (No. 33-9188) on Form S-1 filed on September 30, 1986).

(i)	Merchants Mutual Capital Accumulation Plan, fifth amendment, effective January 1, 1999 (incorporated by reference to Exhibit 10(j) to the Company’s 2000 Annual Report on Form 10-K filed on March 28, 2001).

*(j)	Form of Amended Indemnification Agreement entered into by Registrant with each director and executive officer of Registrant (incorporated by reference to Exhibit No. 10(n) to Amendment No. 1 to the Company’s Registration Statement on (No. 33-9188) Form S-1 filed on November 7, 1986).

*(k)	Merchants Mutual Insurance Company Adjusted Return on Equity Incentive Compensation Plan January 1, 2000 (incorporated by reference to Exhibit 10(p) to the Company’s 2000 Annual Report on Form 10-K filed on March 28, 2001).

*(l)	Merchants Mutual Insurance Company Adjusted Return on Equity Long Term Incentive Compensation Plan January 1, 2000 (incorporated by reference to Exhibit 10(q) to the Company’s 2000 Annual Report on Form 10-K filed on March 28, 2001).

*(m)	Amendment No. 1 to Employee Retention Agreement between Robert M. Zak and Merchants Mutual Insurance Company originally dated as of May 1, 1999, dated February 6, 2002 (incorporated by reference to Exhibit 10(s) to the Company’s 2002 Annual Report on Form 10-K filed on March 31, 2003).

*(n)	Amendment No. 1 to Employee Retention Agreement between Edward M. Murphy and Merchants Mutual Insurance Company originally dated as of March 1, 1999, dated February 6, 2002 (incorporated by reference to Exhibit 10(t) to the Company’s 2002 Annual Report on Form 10-K filed on March 31, 2003).

*(o)	Amendment No. 1 to Employee Retention Agreement between Kenneth J. Wilson and Merchants Mutual Insurance Company originally dated as of March 1, 1999, dated February 6, 2002 incorporated by reference to Exhibit 10(u) to the Company’s 2002 Annual Report on Form 10-K filed on March 31, 2003.

11	Statement re computation of per share earnings – N/A.

12	Statement re computation of ratios – N/A.

15	Letter re unaudited interim financial information – N/A.

18	Letter re change in accounting principles – N/A.

19	Report furnished to security holder – N/A.

22	Published report regarding matters submitted to vote of security holders – N/A.

23	Consents of experts and counsel – N/A.

24	Power of attorney – N/A.

31	Rule 13a-14(a)/15d-14(a) Certifications (filed herewith)

32	(a) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) (filed herewith).

     * Indicates a management contract or compensation plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCHANTS GROUP, INC.
(Registrant)

Date: November 11, 2005	By:/s/ Kenneth J. Wilson
Kenneth J. Wilson
Chief Financial Officer and
Treasurer (duly authorized
officer of the registrant and
chief accounting officer)