Form 10-K/A
period 2004-12-31
MERCHANTS GROUP INC
filed 2006-03-28
CIK 803027

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number 1-9640
MERCHANTS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1280763
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
250 Main Street, Buffalo, New York	14202
(Address of principal executive offices)	(Zip Code)
716-849-3333
(Registrant’s telephone number, including area code)
     Securities registered pursuant to Section 12(b) of the Act:
                     Title of each class — Common Stock, $.01 par value per share
               Name of each exchange on which registered — American Stock Exchange, Inc.
Securities registered pursuant to Section 12 (g) of the Act: NONE
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑
     If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.   Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of March 18, 2005, 2,114,152 shares of common stock were outstanding. The aggregate market value of the common shares held by non-affiliates of Merchants Group, Inc. on June 30, 2004 was $19,836,000. Solely for purposes of this calculation, the Company deemed every person who beneficially owned 5% or more of its common stock and all directors and executive officers to be affiliates.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2005 Annual Meeting of stockholders are incorporated by reference into Part III.

EXPLANATORY NOTE
Merchants Group, Inc. hereby amends its Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 31, 2005 (the “Original Form 10-K”, to reflect revisions to certain disclosures as a result of the comment process with the Securities and Exchange Commission. A summary of the revised disclosures is as follows:
•	The table showing the Company’s re-estimation of its loss and loss adjustment expense reserves appearing on page 12 of Part I – Item 1. Business, has been revised to show the Company’s initial estimate and re-estimate as of December 31, 2004 of gross liabilities before reinsurance and the liability ceded to reinsurers.

•	Part I — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended to provide additional disclosure with respect to the causes of loss reserve development for certain products. In addition the Critical Accounting Policies section was amended to include a description of the actuarial reserving methodologies used by the Company and to show a reasonably likely range of reserves for loss and loss adjustment expenses as of December 31, 2004. Further, the Company amended this section to include disclosure of the amount of loss and loss adjustment expense reserves for each of its products.

•	The Company’s consolidated financial statements included in Part I — Item 8. Financial Statements and Supplementary Data were amended to disclose related party transactions as required by Rule 4-08(k) of Regulation S-X. The Company’s consolidated financial statements were also amended to include a Note (no. 10) showing the underwriting results of each of the Company’s products as well as the total revenues derived from each product.
In addition to the foregoing, the Company’s consolidated financial statements included in Part I – Item 8. Financial Statements and Supplementary Data were amended as described in Note 1. to the consolidated financial statements.
This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the original Form 10-K. Accordingly, this Form 10K/A should be read in conjunction with the Company’s filings made subsequent to the filing of the original Form 10-K. With this Amendment No. 1 the Chief Operating Officer (executive officer) and the Chief Financial Officer of Merchants Group, Inc. have also reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

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
Administration
     The Company and MNH operate and manage their business in conjunction with Merchants Mutual Insurance Company (Mutual), a New York domiciled mutual property and casualty insurance company, under a services agreement (the Services Agreement) that became effective January 1, 2003. At December 31, 2004, Mutual owned 12.1% of the Company’s issued and outstanding common stock. The Company and MNH do not have any operating assets or employees. Under the Services Agreement, Mutual provides the Company and MNH with the facilities, management and personnel required to operate their day-to-day business.
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
     The Services Agreement contains termination provisions that vary based on the service rendered. Underwriting services may be terminated on one year’s notice, but the termination may not be effective before January 1, 2008. Claims and administrative services may be terminated on 6 months notice. Investment services may be terminated upon one year’s notice at any time.
     Effective January 1, 2003, Mutual and MNH agreed to “pool,” or share, underwriting results on their traditional insurance business (Traditional Business) by means of a reinsurance pooling agreement (the Pooling Agreement). The Pooling Agreement applies to premiums earned and losses incurred after the effective date. It does not apply to any new endeavor of either Mutual or MNH outside of their Traditional Business, unless the companies agree otherwise.
     The Pooling Agreement provides for MNH to cede, or transfer, to Mutual all premiums and risks on its Traditional Business during the term of the agreement, and then to assume from Mutual a percentage of all of Mutual’s and MNH’s Traditional Business (the Pooled Business). MNH assumed 40% of the Pooled Business in 2003 and 35% in 2004. MNH’s share of the Pooled Business will be reduced to 30% in 2005, though not to exceed $50.0 million in assumed net written premiums, and to 25% in 2006, though not to exceed $42.5 million in assumed net written premiums. MNH’s share of the Pooled Business will be 25% in 2007, though not to exceed $37.5 million in net written premiums. If the parties agree, MNH may increase its share or maximum amount of assumed net premiums written of the Pooled Business for any year. Mutual retains a share of the risk in MNH’s Traditional Business under Mutual’s control pursuant to a profit and loss sharing arrangement in the Pooling Agreement based on the loss and loss adjustment expense (LAE) experience of the Pooled Business. The Company believes the Pooling Agreement and profit (or loss) sharing feature included therein aligns the interests of MNH and Mutual. The decreasing amount of Traditional Business assumed under the Pooling Agreement is intended to provide MNH with the capacity to pursue insurance opportunities independently of Mutual, thereby reducing its dependence on Mutual as its only source of business. The Company and MNH are seeking to identify new business initiatives and the Company has retained an investment bank to assist in its effort to employ the available capacity. Generally, the new business initiatives are expected to be in lines of business which are complementary to the Traditional Business underwritten through the Pooling Agreement with Mutual.
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
     Mutual and the Company offer the same portfolio of insurance products. The Company’s products are generally offered to “preferred” risks while Mutual’s products are generally offered to “standard” risks. Preferred risks meet more restrictive underwriting criteria than standard risks and generally generate fewer losses. Accordingly, the preferred risks are charged premium rates that are typically 10-15% lower than standard rates.
     The Company believes that Merchants, as a regional insurance group, has certain advantages, including a closer relationship with its agents and a better knowledge of its operating territories, that enable it to compete effectively against national carriers. The Company believes Merchants distinguishes itself from its competitors by providing its agents and policyholders with superior service and ease of doing business, products that target certain segments of the commercial and personal insurance markets, and an agents’ compensation program which, in addition to standard commission rates, includes a profit sharing plan.

     Through Mutual, the Company services its agents from six Strategic Business Centers (Buffalo, Albany and Hauppauge, New York; Manchester, New Hampshire; Moorestown, New Jersey; and Columbus, Ohio) and from its home office in Buffalo, New York. The Strategic Business Centers are located in the Company’s operating territories and focus primarily on policy sales and underwriting. The Regional Manager of a Strategic Business Center appoints new agents, and agrees upon premium objectives and annual unit sales with the principal(s) of each agency. Regional Managers and Territory Managers, or “TM’s,” develop customized business plans for each agent. These plans identify profitable business opportunities and recommend the actions required to achieve the objectives agreed to by the agency and the Company.
     TM’s meet frequently with targeted agents’ sales staff to review Merchants’ renewal policies, as well as to solicit policies new to the agent and/or Merchants. While TM’s are capable of providing quotes directly to the agent while in an agent’s office, much of that capability is migrating to Merchants’ internet website: www.merchantsgroup.com. There, agents are able to obtain instant quotes for certain commercial lines of business. Presently, the businessowners, contractors coverall and commercial auto product lines are available for instant quoting and Merchants expects that other commercial lines will be available for quoting on the internet during 2005. In addition, businessowners and contractors coverall have been enabled for “issue from quote”, allowing agents to enter all underwriting information required to issue policies for their customers over the password protected “Agency Gateway” of the website. This allows for quicker responses to agents’ quote requests and reduces expenses associated with manual quoting and policy issuance.
     Each Strategic Business Center has an Agents’ Advisory Council that meets at least twice a year. The Advisory Councils provide a forum for Merchants and its agents to discuss issues of mutual interest, and assure that the agents’ business needs are being considered by Merchants. Additionally, the Co-chairpersons of the Advisory Councils from each Strategic Business Center meet twice each year with senior officers.
     In addition to standard commissions paid as a percentage of premiums written, the Company’s agents are eligible to participate in the Agents’ Profit Sharing Plan. This plan rewards agents based on total premiums written and the loss and allocated LAE ratio on business placed during each year by the agent with the Company and Mutual. The Company believes the terms of the Agents’ Profit Sharing Plan encourage its agents to increase the volume of profitable Traditional Business they place with Merchants. The Company’s share of payments for the Agents’ Profit Sharing Plan for 2004 assumed under the Pooling Agreement totaled $1,418,000, or 2.1% of the Company’s share of pro forma pooled direct premiums written. In response to a December 2004 request from the State of New Hampshire Insurance Department (Department) the Company provided certain information to the Department with respect to compensation arrangements between the Company and its agents. The Department made the request of all insurance companies domiciled in New Hampshire.
Insurance Underwriting
     The Company is licensed to issue insurance policies in 13 states, primarily in the northeastern United States. In 2004, net premiums written totaled $53,102,000, with 69% of the net premiums written derived from commercial lines of insurance and 31% from personal lines of insurance.

     The following table sets forth the distribution of the Company’s direct premiums written by state for the years indicated:

	As of December 31,
	2002	2003(1)	2004(1)
New York	67%	60%	63%
New Jersey	9	17	14
New Hampshire	10	9	8
Pennsylvania	5	6	7
Rhode Island	5	3	3
Massachusetts	2	2	3
Other	2	3	2

Total	100%	100%	100%

(1)	Shown on a group-wide basis for the Pooled Business. See the “Administration” section of this Item for further discussion.
     The Company and Mutual are licensed to underwrite most major lines of property and casualty insurance. They issue policies primarily to individuals and small to medium sized commercial businesses. The types of risks insured include:
°	Personal automobile — full coverage of standard performance automobiles, generally requiring drivers with good driving records during the past three years at the time of first issuance by Merchants.

°	Homeowners’ — properties generally with no losses in the last three years that are less than 30 years old and valued between $125,000 and $500,000.

°	Commercial automobile — primarily light and medium duty vehicles operating in a limited radius, with complete background information required of all drivers.

°	Commercial multi-peril — properties with medium to high construction quality and low to moderate fire exposure, and occupancies with low to moderate exposure to hazardous materials and processes.

°	General liability — low hazard service, mercantile and light processing businesses, generally with at least three years of business experience and with no losses in the last three years.

°	Workers’ compensation — risks with low loss frequency and severity, low to moderate exposure to hazardous materials and processes, and favorable experience modification factors. Generally, workers’ compensation insurance is written in conjunction with other commercial insurance.

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
     Merchants establishes premium rates for most of its policies based on its loss experience, in some cases after considering prospective loss costs provided by the Insurance Services Office, Inc., an industry advisory group, for the individual and commercial classes of business that it insures. Merchants establishes rates independently for its personal automobile and homeowners insurance policies and its specialty products, such as its Contractors Coverall Plus and businessowners’ policies.
     The following table shows, for each of the years in the three year period ended December 31, 2004 (i) the amount of the Company’s net premiums written attributable to various personal lines and commercial lines and (ii) underwriting results attributable to each such line as measured by the calendar year loss and allocated loss adjustment expense (LALAE) ratio for such line. The LALAE ratio is the ratio of incurred losses and allocated loss adjustment expenses to net premiums earned for a given period.

	Year ended December 31,
	2002			2003			2004
	Premiums			Premiums			Premiums
	Written			Written			Written
			LALAE			LALAE			LALAE
	Amount	%	Ratio	Amount	%	Ratio	Amount	%	Ratio
	(dollars in thousands)
Personal
Auto Liability	$21,565	30.6%	139.6%	$12,202	19.0%	87.4%	$7,467	14.1%	59.5%
Auto Physical Damage	12,694	18.0	50.5	7,230	11.3	49.2	3,873	7.3	42.8
Homeowners’ Multi-Peril	9,620	13.6	54.5	6,382	9.9	58.8	5,080	9.6	59.4

Total	43,879	62.2	93.8	25,814	40.2	69.7	16,420	31.0	55.1

Commercial
Auto Liability	6,227	8.8	39.1	12,979	20.3	29.3	12,542	23.6	51.2
Auto Physical Damage	1,225	1.7	36.2	2,899	4.5	39.1	2,734	5.1	38.1
Commercial Multi-Peril	14,885	21.1	58.8	17,018	26.5	79.7	15,701	29.6	76.6
Workers’ Compensation	3,778	5.4	29.3	4,613	7.2	133.7	4,536	8.5	72.8
Other Lines	534	.8	(12.7)	856	1.3	281.4	1,169	2.2	75.5

Total	26,649	37.8	47.5	38,365	59.8	72.9	36,682	69.0	64.6

Total Personal & Commercial	$70,528	100.0%	71.7	$64,179	100.0%	71.6	$53,102	100.0%	61.2

     Calendar year LALAE ratios set forth in the table above include an estimate of LALAE for that accident year, as well as increases or decreases in estimates made in that year for prior accident years’ LALAE. Depending on the size of the increase or decrease in prior accident year LALAE, calendar years’ LALAE ratios may not be as indicative of the profitability of policies in force in a particular year as accident year LALAE ratios, which do not take into account increases or decreases in reserves for prior accident years’ LALAE.
     The following table sets forth the composition of voluntary direct premiums written for 2000 through 2004:

	For the Year Ended December 31,
	2000	2001	2002	2003(1)	2004(1)
Commercial	64%	58%	40%	63%	73%
Personal	36	42	60	37	27

Total	100%	100%	100%	100%	100%

(1)	Shown on a group-wide basis for the Pooled Business. See the “Administration” section of this Item for further discussion.
Commercial Lines
     Merchants’ commercial business is primarily retail and mercantile in nature and generally consists of small to medium sized, low hazard commercial risks which as a group have relatively stable loss ratios. Merchants’ underwriting criteria attempts to exclude lines of business and classes of risks that are considered to be high hazard or volatile, or which involve substantial risk of latent injury or other long-tail liability exposures. The Company and Mutual offer specialized products within the commercial multi-peril line such as the Contractors Coverall Plus policy for artisan and trade contractors.
     The Company believes that it and Mutual can insure commercial business profitably by selecting those classes of risks that offer better than average profit potential and charging rates commensurate with the quality of the risk insured. Merchants competes for commercial business based upon the service it provides to agents and policyholders, the compensation it pays to its agents and the price of its products. Merchants establishes prices after considering its costs, the exposures inherent in a particular class of risk, estimated investment income, projected future trends in loss frequency and severity, the degree of competition within a specific territory and a provision for profit. Accordingly, the prices of Merchants’ commercial products may vary considerably from competitors’ prices.
Personal Lines
     Merchants offers personal automobile and homeowners’ insurance to preferred risk individuals, generally requiring experienced drivers with no accidents or moving violations in the last three years for personal automobile insurance, and medium to high value homes with systems (e.g. heating, plumbing, electrical) that are less than thirty years old in fire protected areas for homeowners’ insurance. Personal automobile premium rates attempt to cover costs associated with required participation in involuntary personal automobile programs, in addition to the costs directly associated with the policies written voluntarily. Due to volatility in the size of the New York Automobile Insurance Plan (NYAIP) and the poor loss experience associated with that business in most years, the Company has been unable to fully recover costs of the NYAIP business with premium rates charged for its voluntary personal automobile business. In

2001 the Company implemented a moratorium on writing new voluntary personal automobile business in New York. Further, in order to minimize the adverse impact of assignments from the NYAIP, the Company has purchased territorial credits from an unaffiliated company. The credits against NYAIP assignments were generated by another insurance company for writing private passenger automobile business in localities in New York with private passenger automobile availability problems. The other insurance company, by nature of its concentration in private passenger automobile business in “credit” territories, generated more credits than it required to offset its NYAIP assignments.
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
     The Company’s gross (direct and assumed) premiums written attributable to involuntary policies were $8,292,000, $5,302,000 and $4,275,000 in 2002, 2003 and 2004, respectively, mostly in New York. The 2003 and 2004 amounts represent the Company’s pro-forma share of the applicable amount of pooled direct premiums written.
Pooling Agreement
     The Company believes pooling of risks is advantageous for the following reasons: (1) Mutual’s risk selection, pricing, marketing and claims philosophies and practices are consistent with and complementary to the Company’s; (2) as market conditions change, management can adjust eligibility criteria to permit Merchants as a group to participate in a changing rate environment without concern for any conflict of interest; (3) pooling, especially with Mutual subject to profit and loss sharing, more closely aligns the interests of the Company and Mutual; and (4) by reducing its share of participation in the pool, the Company is able to create more capacity to pursue other endeavors, which it might not otherwise be able to do as a result of regulatory constraints on non-renewal of business, particularly for personal lines business. See “Competition” in this Item.
Claims
     Insurance claims on policies written by the Company and by Mutual are investigated and settled by claims adjusters employed by Mutual pursuant to the Services Agreement. Mutual maintains three claims offices within its operating territories. In areas where there is insufficient claim volume to justify the cost of internal claims staff, the Company and Mutual use independent appraisers and adjusters to investigate claims. Merchants’ claims policy emphasizes timely investigation of claims, settlement of valid claims for equitable amounts, maintenance of adequate reserves for claims and control of external claims adjustment expenses. In order to support its claims policy, Merchants maintains a program designed to ensure that as soon as practical, claims are assigned an accurate value based on available information. The program includes the centralization of certain branch claims operations and an emphasis on the training of claims adjusters and supervisors by senior claims staff. This claims policy is designed to provide agents and policyholders with prompt service and support.
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
Loss and Loss Adjustment Expense Reserves
     The Company, like other insurance companies, establishes reserves for losses and LAE. These reserves are estimates intended to cover the probable ultimate cost of settling all losses incurred and unpaid, including those losses not yet reported to the Company. An insurer’s ultimate liability is likely to differ from its interim estimates because during the life of a claim, which may be many years, additional facts affecting the amount of damages and an insurer’s liability may become known. The reserves of an insurer are frequently adjusted based on monitoring by the insurer and are periodically reviewed by state insurance departments. The Company retains an independent actuarial firm to satisfy state insurance departments’ requirements for the certification of reserves for losses and LAE.
     Loss reserves are established for known claims based on the type and circumstance of the loss and the results of similar losses. For claims not yet reported to the Company, loss reserves are based on statistical information from previous experience periods adjusted for inflation, trends in court decisions and economic conditions. LAE reserves are intended to cover the ultimate cost of investigating all losses that have occurred and defending lawsuits, if any, arising from these losses. LAE reserves are evaluated periodically using statistical techniques which compare current costs with historical data. Inflation is implicitly reflected in the reserving process through analysis of cost trends and review of historical reserve results. With the exception of workers’ compensation claims, loss reserves are not discounted for financial statement purposes.
     The Company’s reserving process is based on the assumption that past experiences, adjusted for the effect of current developments and trends, are relevant in predicting future events. In the absence of specific developments, the process also assumes that the legal climate regarding the claims process and underlying liabilities remains constant. Other assumptions employed by the Company or its actuarial firm change from time to time as circumstances change. In estimating loss and LAE reserves, the Company employs a number of actuarial methods, depending on their applicability to each product, in order to balance the advantages and disadvantages of each method. Typically, several estimates are developed for each product using different methods. However, the Company does not believe it is appropriate to sum the high and low values developed using different actuarial methods for each product to determine a range for the Company’s total loss and LAE reserves. Instead the Company’s actuary and its consulting actuary only provide the Company with their respective “best estimates” of total loss and LAE reserves by summing their “best estimate” for each product. The Company’s small size, the presence or absence of a limited number of moderate losses, as well as the timing of the reporting of such losses to the Company by claimants, could result in changes in actuarial estimates that are significant to the Company’s net income for a quarter or a year. As such, management recognizes that the “best estimate” may not be more accurate than other amounts within a few percentage points of total loss and LAE reserves.
     Due to uncertainties inherent in the estimation of incurred losses and LAE, the Company has recorded changes in reserves for prior accident years’ losses and LAE in most years. In 2002 the Company decreased its reserves for prior years by $3,785,000, primarily due to favorable loss development related to workers’ compensation and commercial automobile liability policies, somewhat offset by unfavorable development on its private passenger automobile policies. In 2003, the Company decreased its reserves for prior years by $90,000. In 2004, the Company decreased reserves for prior years by $843,000 primarily due to favorable loss development related to private passenger auto liability and workers’ compensation policies, somewhat offset by unfavorable development on its commercial package policies.
     The following table sets forth the changes in the reserve for losses and LAE for 2002, 2003 and 2004.

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Reserve for losses and LAE at beginning of year	$151,355	$147,136	$146,474
Less reinsurance recoverables	19,242	19,380	22,715

Net balance at beginning of year	132,113	127,756	123,759

Provision for losses and LAE for claims occurring in:
Current year	66,658	49,702	38,524
Prior years	(3,785)	(90)	(843)

	62,873	49,612	37,681

Losses and LAE payments for claims occurring in:
Current year	26,387	18,441	13,647
Prior years	40,843	35,168	35,008

	67,230	53,609	48,655

Reserve for losses and LAE at end of year, net	127,756	123,759	112,785
Plus reinsurance recoverables	19,380	22,715	15,630

Balance at end of year	$147,136	$146,474	$128,415

     The first line of the following table presents, as of the end of the year at the top of each column, the estimated amount of unpaid losses and LAE net of reinsurance for claims arising in that year and in all prior years, including claims that had occurred but were not yet reported to the Company. For each column, the rows of the table present, for the same group of claims, the amount of unpaid losses and LAE net of reinsurance as re-estimated as of the end of each succeeding year. The estimate is modified as more information becomes known about the number and severity of claims for each year. The “cumulative redundancy (deficiency)” represents the change in the estimated amount of unpaid losses and LAE net of reinsurance from the end of the year at the top of each column through the end of 2004.

     For each column in the table, the change from the liability for losses and LAE shown on the first line to the liability as re-estimated as of the end of the following year was included in operating results for the following year. That change includes the change in the previous year’s column from the liability as re-estimated one year later to the liability as re-estimated two years later which, in turn, includes the change in the second preceding column from the liability as re-estimated two years later to the liability as re-estimated three years later, and so forth.
     The rows of the table appearing under the caption “Net paid (cumulative) as of.” present, as of the end of each succeeding year, the amount of paid losses and LAE for claims unpaid at the end of the year at the top of each column:

	As of December 31,
	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
	(in thousands)
Net liability for losses and LAE:	$97,614	$113,718	$126,260	$130,781	$126,820	$127,458	$131,178	$132,113	$127,756	$123,759
Liability re-estimated as of:
One year later	108,659	120,550	130,768	128,636	123,071	128,886	129,704	128,328	127,666	122,916
Two years later	113,091	128,192	133,029	130,498	120,345	123,299	129,621	132,674	129,722
Three years later	121,051	129,724	132,948	127,893	113,661	124,944	133,769	135,865
Four years later	121,791	131,647	129,210	122,508	114,068	128,121	138,538
Five years later	122,886	127,183	124,238	122,347	117,678	131,977
Six years later	120,128	123,521	124,319	125,741	120,958
Seven years later	117,589	123,679	127,659	128,998
Eight years later	117,626	126,285	130,280
Nine years later	120,118	128,433
Ten years later	121,612

Net cumulative redundancy (deficiency):
	$(23,998)	(14,715)	(4,020)	1,783	5,862	(4,519)	(7,360)	(3,752)	(1,966)	843
	% (24.6)	(12.9)	(3.2)	1.4	4.6	(3.5)	(5.6)	(2.8)	(1.5)	.7

Net paid (cumulative) as of:
One year later	36,916	38,549	40,954	42,433	37,125	40,970	45,461	40,843	35,168	35,008
Two years later	60,074	64,323	69,035	66,477	63,325	69,393	70,075	64,959	61,031
Three years later	77,982	84,638	86,364	86,313	80,142	86,670	85,772	83,552
Four years later	91,948	96,491	98,300	97,770	89,383	96,222	98,053
Five years later	99,171	104,063	105,787	104,282	94,809	102,892
Six years later	103,829	109,492	109,639	107,431	99,131
Seven years later	107,367	111,851	111,822	110,193
Eight years later	108,747	113,593	114,246
Nine years later	110,119	114,959
Ten years later	110,827

Initial gross liability for losses and LAE:	$104,199	$120,114	$134,532	$141,157	$136,632	$133,485	$145,006	$151,354	$147,135	$146,475
Initial ceded liability for losses and LAE:	6,585	6,396	8,272	10,376	9,812	6,027	13,828	19,241	19,379	22,716

Initial net liability	$97,614	$113,718	$126,260	$130,781	$126,820	$127,458	$131,178	$132,113	$127,756	$123,759

Gross liability as currently re-estimated	129,225	136,752	140,646	137,323	129,292	144,546	166,878	165,082	157,882	146,386
Ceded liability as currently re-estimated	7,613	8,319	10,366	8,325	8,334	12,569	28,340	29,217	28,160	23,470

Net liability as currently re-estimated	$121,612	$128,433	$130,280	$128,998	$120,958	$131,977	$138,538	$135,865	$129,722	$122,916

Gross cumulative redundancy (deficiency):	$(25,026)	(16,638)	(6,114)	3,834	7,340	(11,061)	(21,872)	(13,728)	(10,747)	89
	% (24.0)	(13.9)	(4.5)	2.7	5.4	(8.3)	(15.1)	(9.1)	(7.3)	0.1

     The loss and LAE reserves reported in the Company’s consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP) differ from those reported in the statements filed by MNH with the New Hampshire Insurance Department in accordance with statutory accounting principles (SAP) as follows:

	As of December 31,
	2002	2003	2004
	(in thousands)
Loss and LAE reserves on a SAP basis	$127,756	$123,759	$112,785
Adjustments:
Ceded reinsurance balances recoverable	19,380	22,715	15,630

Loss and LAE reserves on a GAAP basis	$147,136	$146,474	$128,415

Reinsurance
     The Company follows the customary industry practice of reinsuring a portion of the exposure under its policies and as consideration pays to its reinsurers a portion of the premium received on its policies. Insurance is ceded principally to reduce an insurer’s liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of coverage provided by its policies, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded.
     The Company is a party to reinsurance contracts under which certain types of policies are automatically reinsured without the need for approval by the reinsurer with respect to the individual risks that are covered (“treaty” reinsurance). The Company also is a party to reinsurance contracts which are handled on an individual policy or per risk basis and require the specific agreement of the reinsurer as to each risk insured (“facultative” reinsurance). Occasionally, the Company may secure facultative reinsurance to supplement its coverage under treaty reinsurance.
     Prior to January 1, 1998, the Company’s excess of loss reinsurance agreements for automobile liability, general liability and workers’ compensation insurance provided for recovery of losses over $500,000 up to a maximum of $5,000,000 per occurrence. For claims occurring from 1987 through 1992, the $500,000 threshold was indexed for inflation for casualty lines other than workers’ compensation and New York State no-fault, and applied retroactively to all occurrences until they are settled. There was no index provision for casualty claims occurring after 1992. This coverage was supplemented by additional treaty reinsurance covering losses up to $5,000,000 in excess of the first $5,000,000. Prior to January 1, 1998, property reinsurance agreements provided for recovery of property losses over $500,000 up to $2,000,000 per occurrence without any index provision.
     Beginning January 1, 1998, the Company’s property and casualty excess of loss reinsurance agreement provided for recovery of casualty losses over $500,000 up to $10,000,000 per occurrence and property losses over $500,000 up to $10,000,000 per risk. This coverage is supplemented by a contingent casualty layer of reinsurance for workers’ compensation claims of $5,000,000 in excess of the first $10,000,000 subject to a calendar year limit of $20,000,000. Effective January 1, 2002, the Company increased its retention on casualty losses to $750,000. Effective January 1, 2004, the Company adjusted the property loss occurrence limit to $5,000,000 per risk. Individual property facultative reinsurance was purchased for all exposures greater than $5,000,000. Effective January 1, 2005, the Company adjusted the property loss occurrence limit to $10,000,000 per risk.
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
     The Pooling Agreement provides for MNH to cede, or transfer, to Mutual all of its premiums and risks on its Traditional Business during the term of the agreement, and then to assume from Mutual a percentage of all of Mutual’s and MNH’s Traditional Business (the “Pooled Business”). MNH assumed 40% of the Pooled Business in 2003 and 35% of the Pooled Business in 2004. MNH’s share of the Pooled Business will be reduced to 30% of the pooled business in 2005, though not to exceed $50.0 million in net written premiums. MNH’s share of the Pooled Business will be reduced to 25% in 2006 and 2007, though not to exceed $42.5 million and $37.5 million in assumed net written premiums, respectively. If the parties agree, MNH may increase its share or maximum amount of assumed net premiums written of the Pooled Business for any year. The decreasing amount of Traditional Business assumed under the Pooling Agreement is intended to provide MNH with the capacity to pursue insurance opportunities independently of Mutual, thereby reducing its dependence on Mutual as its only source of business. Mutual retains a share of the risk in MNH’s Traditional Business under Mutual’s control pursuant to a profit and loss sharing arrangement in the Pooling Agreement based on the loss and LAE experience of the Pooled Business. The Company believes the Pooling Agreement and profit (or loss) sharing feature included therein align the interests of MNH and Mutual.
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
     The table below provides information regarding the Company’s investments as of the dates indicated.

	As of December 31,
	2002		2003		2004
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Fixed Maturities (1):
U.S. Government and Agencies	$12,855	6.1%	$8,377	4.1%	$5,028	2.5%
Corporate Securities	60,215	28.8	28,714	14.2	28,003	14.2
Mortgage and Asset Backed Securities	91,813	43.8	113,313	55.8	110,082	55.7
Tax-Exempt Bonds	28,685	13.7	43,401	21.4	40,979	20.7

Total Bonds	193,568	92.4	193,805	95.5	184,092	93.1
Preferred Stocks (2)	7,367	3.5	5,797	2.9	3,509	1.8
Short-Term Investments (3)	6,420	3.1	1,118	.6	7,412	3.7
Other (4)	2,042	1.0	2,167	1.0	2,696	1.4

Total Invested Assets	$209,397	100.0%	$202,887	100.0%	$197,709	100.0%

(1)	Fixed Maturities are shown at their carrying amounts in the respective balance sheet. Held to Maturity fixed maturities are included at amortized cost. Available for Sale fixed maturities are included at fair value.

(2)	Shown at fair value.

(3)	Shown at cost, which approximates fair value.

(4)	Shown at estimated fair value or unpaid principal balance, which approximates estimated fair value.

     The table below sets forth the Company’s net investment income and net realized gains and losses, excluding the effect of income taxes, for the periods shown:

	Year Ended December 31,
	2002	2003	2004
	(dollars in thousands)
Average investments	$206,435	$200,996	$196,148
Net investment income	10,403	8,815	7,881
Net investment income as a percentage of average investments (1)	5.0%	4.4%	4.0%

Net gains (losses) on investments	$953	$2,500	$(221)

(1)	The taxable equivalent yield for the years ended December 31, 2002, 2003 and 2004 was 5.4%, 4.4% and 4.3%, respectively, assuming an effective tax rate of 34%.
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

	As of December 31,
	2002		2003		2004
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
1 year or less	$81,736	42.2%	$33,243	17.2%	$49,275	26.8%
1 year through 5 years	106,696	55.1	137,234	70.8	112,476	61.1
5 years through 10 years	3,198	1.7	21,065	10.9	18,870	10.2
More than 10 years	1,938	1.0	2,263	1.1	3,471	1.9

Total	$193,568	100.0%	$193,805	100.0%	$184,092	100.0%

Competition
     The property and casualty insurance business is highly competitive. The Company is in direct competition with many national and regional multiple-line insurers, many of which are substantially larger than the Company and have considerably greater financial resources. Competition is further intensified by the independent agency system because each of the independent agents who sells the Company’s policies also represents one or more other insurers. Also, the Company’s agents compete with direct writing insurers and this indirectly affects the Company.

     Historically, the property and casualty industry has tended to be cyclical in nature. During the “up” cycle, or “hard market,” the industry is characterized by price increases, strengthening of loss and LAE reserves, surplus growth and improved underwriting results. Near the end of the “up” cycle, an increase in capacity causes insurance companies to begin to compete for market share on the basis of price. This price competition causes the emergence of the “down” cycle, or “soft market,” characterized by a reduction in the premium growth rate and a general decline in profitability. Often times, the down cycle is accompanied by a decline in the adequacy of loss and LAE reserves and a decrease in premium writing capacity. The property and casualty insurance industry experienced a cyclical downturn for most of the 1990’s through 2001 due primarily to intense premium rate competition and an excess capacity to write premiums. Recently, there has been price firming primarily within the commercial lines segment of the property casualty industry. However, some of the circumstances which led to the most recent cyclical downturn in the property and casualty insurance industry have become evident, and the Company believes that this price firming or “hard market” is nearing its end.
Regulation
General
     MNH is subject to regulation under applicable insurance statutes, including insurance holding company statutes, of the various states in which it writes insurance. Insurance regulation is intended to provide safeguards for policyholders rather than to protect stockholders of insurance companies or their holding companies. Insurance laws of the various states establish regulatory agencies with broad administrative powers including, but not limited to, the power to grant or revoke licenses to transact insurance business and to regulate trade practices, investments, premium rates, the deposit of securities, the form and content of financial statements and insurance policies, accounting practices, the maintenance of specified reserves and capital, and insurers’ consumer privacy policies. The regulatory agencies of each state have statutory authority to enforce their laws and regulations through various administrative orders, civil and criminal enforcement proceedings, and the suspension or revocation of certificates of authority. In extreme cases, including insolvency, impending insolvency and other matters, a regulatory authority may take over the management and operation of an insurer’s business and assets.
     Under insolvency or guaranty laws in the states in which MNH operates, insurers doing business in those states can be assessed up to prescribed limits for policyholder losses caused by other insurance companies that become insolvent. The extent of any requirement for MNH to make any further payment under these laws is not determinable. Most laws do provide, however, that an assessment may be excused or deferred if it would threaten a solvent insurer’s financial strength. In addition, MNH is required to participate in various mandatory pools or underwriting associations in certain states in which it operates.
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

     The Company depends on cash dividends from MNH to pay cash dividends to its stockholders and to meet its expenses. MNH is subject to New Hampshire state insurance laws which restrict its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer’s policyholders’ surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve-month period ending in 2004 without the prior approval of the New Hampshire Insurance Commissioner is $6,171,000. MNH paid $1,200,000 and $800,000 of dividends to the Company in August 2004 and February 2005, respectively.
     In certain states in which it operates, MNH is required to maintain deposits with the appropriate regulatory authority to secure its obligations under certain insurance policies written in the jurisdiction. At December 31, 2004, investments of MNH having a par value of $1,900,000 were on deposit with regulatory authorities.
     MNH and Mutual are required to file detailed annual reports with the appropriate regulatory agency in each of the states in which they do business. Their business and accounts are subject to examination by such agencies at any time, and the laws of many states require periodic examination. The State of New Hampshire Insurance Department most recently examined the accounts of MNH as of December 31, 2003 and has indicated in a draft report that MNH’s annual statement as of that date will be accepted as submitted, without adjustment.
     The National Association of Insurance Commissioners (NAIC) applies a risk-based capital measurement formula to all property and casualty insurance companies. The formula calculates a minimum required statutory net worth based on the underwriting, investment, credit, loss reserve and other business risks inherent in an individual company’s operations. Any insurance company that does not meet threshold risk-based capital measurement standards could be forced to reduce the scope of its operations and ultimately could become subject to statutory receivership proceedings. MNH’s capital exceeds the statutory minimum as determined by the risk-based capital measurement formula as of December 31, 2004.
     The NAIC has established eleven financial ratios (the Insurance Regulatory Information System, or “IRIS”) to assist state insurance departments in their oversight of the financial condition of insurance companies operating in their respective states. The NAIC calculates these ratios based on statutory information submitted by insurers on an annual basis and shares the information with the applicable state insurance departments. The ratios relate to leverage, profitability, liquidity and loss reserve development. One of the Company’s ratios as of December 31, 2004 relating to investment yield fell outside of the acceptable range of ratios. MNH earned an investment yield of 4.0% (4.3% on a taxable equivalent basis) compared to the minimum NAIC threshold of 4.5%. The Company’s inability to operate within an acceptable range of the aforementioned IRIS ratio is not expected to have a material effect on the Company’s business or its operations.
Rates
     Premium rate regulations vary greatly among states and lines of insurance, but generally require either approval of the regulatory authority or review by the authority prior to changes in rates. Rate filings are based upon an actuarial analysis of historical results and competition in the market. However, in certain states, insurers writing in designated product lines may periodically revise rates within the limits of applicable flexibility bands (flex-bands) on a file and use basis, but must obtain the state insurance department’s prior approval in order to implement rate increases or decreases outside these flex-bands.

Renewal of Policies
     Many states restrict the ability of insurers to non-renew insurance policies or to exit a line of business. In particular, New York substantially limits the ability of insurers to non-renew personal automobile insurance. This restricts the Company’s ability to mitigate its exposure to the NYAIP.
Insurance Holding Companies
     The Company is subject to statutes governing insurance holding company systems. Typically, these statutes require the Company to file information periodically concerning its capital structure, ownership, financial condition, general business operations and material inter-company transactions not in the ordinary course of business. Under the terms of applicable New Hampshire statutes, any person or entity desiring to purchase shares which would result in such person beneficially owning 10% or more of the Company’s outstanding voting securities would be required to obtain regulatory approval prior to the purchase.
Involuntary Business
     As a condition to writing voluntary insurance in most of the states in which it operates, the Company must participate in programs that provide insurance for persons or businesses unable to obtain insurance voluntarily. Uncertainties as to the size of the involuntary market population make it difficult to predict the amount of involuntary business in a given year.
Employees
     The Company and MNH have no employees. At December 31, 2004, Mutual had 315 full-time equivalent employees. The Company believes that Mutual’s relationship with its employees is satisfactory.

Executive Officers of the Registrant
     The names of the executive officers of the Company and their ages, titles and biographies as of the date hereof are set forth below.

Name of Executive		Principal Occupation
Officer and Position(s)	Age	During the Past Five Years
Robert M. Zak Senior Vice President and Chief Operating Officer	47	President and Chief Executive Officer of MNH and Mutual since November 1, 1995; Sr. Vice President of MNH and Mutual from 1992 to 1995; Chief Financial Officer of the Company, MNH and Mutual from 1991 through 1996; Vice President – Financial Services of MNH and Mutual from 1989 through 1996; Secretary of MNH and Mutual from 1990 through November 1, 1995.

Edward M. Murphy Vice President, Chief Investment Officer and Assistant Secretary	54	Vice President and Chief Investment Officer of the Company, Mutual and MNH since 1991; Assistant Vice President of Mutual and MNH from 1989 to 1991.

Kenneth J. Wilson Vice President, Treasurer, Chief Financial Officer and Secretary	57	Vice President, Treasurer and Chief Financial Officer of the Company, Mutual and MNH since 1996; President and Chief Executive Officer of Carbadon Corp. and its operating subsidiary, Empire of America Realty Credit Corp., from December 1995 to December 1996 and Chief Financial Officer from November 1992 to December 1996.
Item 2. PROPERTIES.
     Although the Company has no facilities, it benefits from the facilities of Mutual pursuant to the Services Agreement, under which the Company is charged a fee for a portion of the costs of such facilities.
     The Company’s corporate headquarters are located in Buffalo, New York in a building owned by Mutual that contains approximately 113,000 square feet of office space. Mutual also has regional underwriting and/or claims office facilities in Buffalo, Albany and Hauppauge, New York; Manchester, New Hampshire; Moorestown, New Jersey and Columbus, Ohio. All of the offices except the Buffalo office are leased.

     Item 3. LEGAL PROCEEDINGS.
     MNH, like many other property and casualty insurance companies, is subject to environmental damage claims asserted by or against its insureds. Management of the Company is of the opinion that based on various court decisions throughout the country certain of these claims should not be recoverable under the terms of MNH’s insurance policies because of either specific or general coverage exclusions contained in the policies. However, there is no assurance that the courts will agree with MNH’s position in every case, nor can there be assurance that material claims will not be asserted under policies which a court will find do not explicitly or implicitly exclude claims for environmental damages. Management, however, is not aware of any pending claim or group of claims which would result in a liability that would have a material adverse effect on the financial condition of the Company or MNH.
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
     Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
     The Company’s common stock is traded on the American Stock Exchange (AMEX symbol: MGP). The following table sets forth the high and low closing prices of the common stock for the periods indicated as reported on the American Stock Exchange.

2004:	High	Low	Dividend
Fourth Quarter	$24.67	$22.65	$.10
Third Quarter	26.00	23.08	.10
Second Quarter	26.38	24.40	.10
First Quarter	25.50	23.70	.10

2003:	High	Low	Dividend
Fourth Quarter	$25.05	$21.10	$.10
Third Quarter	22.30	19.90	.10
Second Quarter	21.80	19.75	.10
First Quarter	23.90	21.80	.10
     The number of stockholders of record of the Company’s Common Stock as of February 15, 2005 was 78. Securities held by nominees are counted as one stockholder of record.
     The Company has paid a quarterly cash dividend to its common stockholders since 1993. Continued payment of this dividend and its amount will depend upon the Company’s operating results, financial condition, capital requirements and other relevant factors, including legal restrictions applicable to the payment of dividends by its insurance subsidiary, MNH.
     As a holding company, the Company depends on dividends from its subsidiary, MNH, to pay cash dividends to its stockholders. MNH is subject to New Hampshire state insurance laws which restrict its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer’s policyholders’ surplus as of the preceding December 31. The maximum amount of dividends that MNH could pay during any twelve-month period ending in 2005 without prior approval of the New Hampshire Insurance Commissioner is $6,171,000.
     During the fourth quarter of its fiscal year, neither the Company nor any “affiliated purchaser” (as defined in SEC Rule 10b-18(a)(3)) made any purchases of any of its equity securities on its behalf.

Equity Compensation Plan Information

			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	Of Outstanding Options,	Outstanding Options,	(Excluding Securities)
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	0	N/A	0
Equity Compensation Plans Not Approved by Security Holders	0 (1)	$24.77	0
Total	0	—	0

(1)	Through an employment agreement with MNH, MNH’s former Chief Operating Officer participated in a non-cumulative bonus equal to the product of 80,000 and the difference between the averages of the last reported sales prices of the Company’s common stock for (i) the 20 business days immediately following the release of the Company’s year-end results and (ii) for the 20 business days immediately following the release of the Company’s year-end results for the prior year.

Item 6. SELECTED FINANCIAL DATA.
     The selected financial data set forth in the following table for each of the five years in the period ended December 31, 2004 have been derived from the audited consolidated financial statements of the Company.

	As of December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share amounts)
Net premiums written	$94,342	$93,973	$70,528	$64,179	$53,102

Net premiums earned	$94,259	$93,885	$83,120	$65,097	$57,123
Net investment income	13,903	13,295	10,403	8,815	7,881
Net investment gains (losses)	109	(580)	953	2,500	(221)
Other revenues	355	696	635	560	722

Total revenues	108,626	107,296	95,111	76,972	65,505

Net losses and loss adjustment expenses	71,374	75,144	62,873	49,612	37,681
Amortization of deferred policy acquisition costs	24,979	24,880	22,227	16,925	14,852
Other underwriting expenses	5,266	6,017	5,744	5,031	8,291

Total expenses	101,619	106,041	90,844	71,568	60,824

Income before income taxes	7,007	1,255	4,267	5,404	4,681
Provision for income taxes	2,668	434	1,729	1,039	919

Net income	$4,339	$821	$2,538	$4,365	$3,762

Earnings per share
Basic	$1.75	$.35	$1.19	$2.07	$1.78

Diluted	$1.74	$.35	$1.19	$2.07	$1.78

Weighted average number of shares outstanding:
Basic	2,485	2,343	2,125	2,110	2,114
Diluted	2,487	2,343	2,129	2,111	2,118

Balance Sheet Data: (at year end)
Total investments	$215,654	$213,132	$209,397	$202,887	$197,709
Total assets	280,938	285,078	265,897	$268,678	$255,704
Reserve for losses and loss adjustment expenses	145,075	151,355	147,136	146,474	128,415
Unearned premiums	50,857	50,179	35,119	36,176	33,685
Stockholders’ equity	70,122	68,551	67,924	70,259	71,974

Dividend Data:
Cash dividend per common share	$.40	$.40	$.40	$.40	$.40

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2004 Compared to 2003
     The following discussion should be considered in light of the statements under the heading “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995,” at the end of this Item. All capitalized terms used in this Item that are not defined in this Item have the meanings given to them in the Notes to Consolidated Statements contained in Item 15 (a) (1) of this Form 10-K.
     Results of operations for 2004 and 2003 reflect the effects of the Services Agreement and the Reinsurance Pooling Agreement among the Company, its wholly-owned insurance subsidiary, MNH, and Mutual, effective January 1, 2003. The Services Agreement calls for Mutual to provide underwriting, administrative, claims and investment services to the Company and MNH. The Reinsurance Pooling Agreement provides for the pooling, or sharing, of insurance business traditionally written by Mutual and MNH on or after the effective date. MNH’s share of pooled (combined Mutual and MNH) premiums earned and losses and loss adjustment expenses (LAE) for 2004 and 2003 in accordance with the Reinsurance Pooling Agreement was 35% and 40%, respectively. The Reinsurance Pooling Agreement pertains to premiums earned and incurred losses and LAE. Direct premiums written by MNH or Mutual are not pooled. MNH’s pooling percentage will be 30% in 2005, though not to exceed $50,000,000 in assumed net written premiums. MNH’s share of pooled premiums will be reduced to 25% in 2006 and 2007, though not to exceed $42,500,000 and $37,500,000 in net written premiums, respectively.
     Total combined Mutual and MNH or “group-wide” direct premiums written (DWP) for the year ended December 31, 2004 were $191,138,000, an increase of $15,995,000 or 9%, from $175,143,000 in 2003. The Company’s pro-forma share of combined direct premiums written in 2004, in accordance with the Reinsurance Pooling Agreement, was $66,900,000 compared to $70,057,000 in 2003. The table below shows a comparison of direct premiums written by major category in 2004 and 2003:

				MNH
				Pro Forma
	Group-wide DWP			Share
	Year ended			Year ended
	December 31,			December 31,
	2004	2003	Variance	2004	2003	Variance
	(000’s omitted)			(000’s omitted)
Voluntary Personal Lines	$50,879	$63,548	(20%)	$17,808	$25,419	(30%)
Voluntary Commercial Lines	119,113	103,262	15%	41,690	41,305	1%
Umbrella Program	17,536	3,136	459%	6,138	1,254	389%
Involuntary	3,610	5,197	(31%)	1,264	2,079	(39%)

Total Direct Written Premiums	$191,138	$175,143	9%	$66,900	$70,057	(5%)

     The 20% (or $12,669,000) decrease in group-wide voluntary personal lines direct premiums written resulted from a 27% decrease in private passenger automobile (PPA) direct premiums written and a 1% decrease in homeowners direct premiums written. The decrease in PPA direct premiums written is the result of the companies’ decision, implemented in 2001, not to write new policies in certain jurisdictions and from the approval of the companies’ plan to withdraw from the New Jersey PPA market by the New Jersey Department of Banking and Insurance, which was effective in June 2003. As a result, voluntary PPA policies in force at December 31, 2004 were 19,931, a decrease of 8,492 or 30%, from 28,423 at December 31, 2003.

     Mutual introduced a monoline commercial umbrella program in the fourth quarter of 2003 (the Umbrella Program). The Umbrella Program is marketed exclusively through one independent agent and approximately 95% of the premiums related to Umbrella Program policies are reinsured with an “A” rated national reinsurer through a quota share reinsurance treaty.
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
     The 31% decrease in group-wide involuntary direct premiums written resulted primarily from a decrease in assignments from the New York Automobile Insurance Plan (NYAIP). Direct premiums written related to policies assigned from the NYAIP decreased to $2,783,000 for 2004 from $3,909,000 for 2003. The NYAIP provides coverage for individuals who are unable to obtain auto insurance in the voluntary market. Assignments from the NYAIP vary depending upon a company’s PPA market share and the size the NYAIP. The Company is unable to predict the volume of future assignments from the NYAIP.
     In order to minimize the adverse impact of assignments from the NYAIP, the Company purchased territorial credits from an unaffiliated company pursuant to Section 6.A.7. of the NYAIP Manual. The credits against NYAIP assignments were generated by the other insurance company for writing PPA business in certain localities in New York with PPA market availability problems. The other insurance company, by nature of its concentration in PPA business in “credit” territories, generated more credits than it required to offset its NYAIP assignments. The credits purchased reduced the Company’s share of the NYAIP. The credits purchased decreased direct premiums written related to NYAIP assignments during 2004 by approximately $2,351,000 and by approximately $2,256,000 for 2003.
     Group-wide pooled net premiums written for 2004 were $163,546,000, an increase of $1,857,000, or 1%, from $161,689,000 for 2003. This increase resulted from the 9% increase in group-wide direct premiums written, offset by an increase in 2004 as compared to 2003 of reinsurance premiums ceded to third parties, primarily for premiums written related to the Umbrella Program. The Company’s share of pooled net premiums written in 2004 in accordance with the Reinsurance Pooling Agreement was $53,102,000, a decrease of $11,077,000 or 17% from $64,179,000 in 2003. This decrease resulted primarily from the 5 percentage point decrease in the Company’s participation in the Reinsurance Pooling Agreement.
     Total revenues for 2004 were $65,505,000, a decrease of $11,467,000 or 15%, from $76,972,000 in 2003.
     The Company’s share of pooled net premiums earned in accordance with the Reinsurance Pooling Agreement for 2004 was $57,123,000. The Company’s share of net premiums earned in 2003 were $65,097,000. This $7,974,000, or 12%, decrease in net premiums earned primarily resulted from the 5 percentage point decrease in the Company’s participation in the Reinsurance Pooling Agreement.
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
     Net losses and LAE were $37,681,000 for 2004, a decrease of $11,931,000 or 24% from $49,612,000 for 2003. The decrease in net losses and LAE was due to the 12% decrease in net premiums earned and a 10.2 percentage point decrease in the loss and LAE ratio to 66.0% in 2004 from 76.2% in 2003. This 10.2 percentage point decrease in the loss and LAE ratio was due to a 9.0 percentage point decrease in the loss and LAE ratio for the current accident year to 67.4% in 2004 from 76.4% in 2003 and a $753,000 decrease in the change in the Company’s estimates of losses incurred related to prior accident years.
     The 9.0 percentage point decrease in the loss and LAE ratio for the current accident year primarily resulted from:
-	A reduction in PPA liability net earned premium as a percentage of total Company net earned premium to 16.7% in 2004 from 20.2% in 2003. PPA liability is the Company’s highest loss and LAE ratio line of business and accounted for 1.5 percentage points of the decrease.

-	An improvement in the PPA liability loss and LAE ratio to 86.6% in 2004 from 111.6% in 2003 which accounted for 4.2 percentage points of the decrease. This improvement was due to improved involuntary loss experience, primarily from the NYAIP.

-	An improvement in the commercial package loss and LAE ratio to 69.0% in 2004 from 81.8% in 2003 which accounted for 3.5 percentage points of the decrease. This improvement was the result of a reduction in loss frequency.
     The Company recorded decreases to its estimate of losses and LAE related to prior accident years of $843,000 and $90,000 in 2004 and 2003, respectively, a change of $753,000. These decreases in losses and LAE relating to prior accident years reduced the loss and LAE ratio in 2004 and 2003 by 1.5 and .1 percentage points, respectively. The reserve development for each product and for each accident year during 2004 was within the range of reasonably likely reserves by product as of December 31, 2003. It is not appropriate to predict future increases or decreases in the estimate of losses and LAE for prior accident years from past experience. See “Critical Accounting Policies and Estimates” for a further discussion of the Company’s Reserves for Losses and LAE. The following table documents the changes in the estimate of losses and LAE related to prior accident years recorded in 2004 for the Company’s primary products.

			Commercial	Workers’
Accident	Home-	PPA	Auto	Compen-	Commercial	General	All
Year	owners	Liability	Liability	sation	Package	Liability	Other	Total
			Increases (decreases) (in thousands)
Prior to
2001	$(109)	$455	$764	$533	$2,183	$1,119	$(176)	$4,769
2001	152	(17)	121	(1,221)	(450)	(123)	(41)	(1,579)
2002	60	(269)	(1,072)	(921)	915	59	94	(1,134)
2003	(7)	(1,529)	268	(433)	(909)	(299)	10	(2,899)

Total	$96	$(1,360)	$81	$(2,042)	$1,739	$756	$(113)	$(843)

     The Company experienced favorable development during 2004 in its PPA liability product of $1,529,000 relating to accident year 2003, primarily due to lower claims frequency and lower estimated severity on involuntary business assigned from the NYAIP. These changes are consistent with increased fraud prevention, detection and prosecution efforts stemming from certain legislative changes in New York State. Furthermore, the Company believes that due to increased market availability in the “voluntary” market, many of the worst drivers previously insured in the NYAIP no longer obtain insurance from the NYAIP. The impact of the legislative activity and the shift in the market was not evident until 2004 and as such are reflected in current reserve estimates.
     The Company experienced favorable development during 2004 in its workers’ compensation product of $1,221,000 relating to accident year 2001 and $921,000 relating to accident year 2002. The accident year 2001 development resulted from lower than expected emergence of paid losses and incurred losses in 2004, and a reduction in the expected loss per claim to $11,500 as of 2004 from $12,200 as of 2003.
     The Company made no significant changes to its procedures for processing or reserving for workers’ compensation claims during 2004. In addition to the comments above related to the 2001 accident year, the $2,042,000 of favorable loss development on the workers’ compensation product stems from inherent uncertainty in estimating ultimate costs in circumstances that involve the complex and changing medical condition of claimants. However, the Company believes that the decrease in loss estimates for workers compensation business is consistent with changes initiated by the Company in 2002 to reduce the concentration in its workers’ compensation policy portfolio of classes of risk that are subject to high severity losses, which became evident in the loss development activity in 2004. The underwriting changes have continued through 2004. The Company believes that it took several years for the absence of severe losses to become apparent, as such losses, if any, typically do not become apparent for several years.
     During 2004, the Company experienced unfavorable development in its commercial package and general liability products amounting to $3,302,000 related to accident years prior to 2001, due to greater than anticipated incurred loss development. For instance, the Company experienced adverse jury verdicts in 2004 on prior accident year claims that it believed had no merit and were therefore not reflected in case reserves. These claims, when considered in the loss development factors used during 2004, impacted severity for several accident years.
     The Company has made no changes to its procedures for processing or reserving for commercial package and general liability claims and is not aware of any changes to its business that might have caused a change in loss development patterns, except for the two large claims noted above.
     The Company’s reduction in its estimate of losses and LAE related to prior accident years represented less than 1% of the recorded reserve for losses at December 31, 2003 and is within a reasonable range of loss reserve volatility for the products being underwritten.
     The Company made no changes to the key assumptions used in evaluating the adequacy of its reserves for losses and LAE during 2004. A reasonable possibility exists in any year that relatively minor fluctuations in the estimate of reserves for losses and LAE may have a significant impact on the Company’s net income. This is due primarily to the size of the Company’s reserves for losses and LAE ($128,415,000 at December 31, 2004) relative to its net income.

     Involuntary automobile insurance business increased the Company’s calendar year loss and LAE ratio by approximately .2 and 1.8 percentage points for the years ended December 31, 2004 and 2003, respectively.
     The ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned increased to 40.5% for 2004 from 33.7% for 2003. A $2,073,000 or 12%, decrease in the amortization of deferred acquisition costs was more than offset by a $3,260,000 or 65% increase in other underwriting expenses. Other underwriting expenses included $1,543,000 (2.7 percentage points of the expense ratio) of retrospective commission expense related to the Reinsurance Pooling Agreement which provides for retrospective commission income or expense based on actual experience compared to a targeted loss and LAE ratio. The commission is owed to Mutual based on a decrease during 2004 in the estimated cumulative loss and LAE ratio on the “pooled” business since the inception of the Reinsurance Pooling Agreement.
     During 2003 the Company recorded $305,000 of retrospective commission income related to the Reinsurance Pooling Agreement. This amount reduced the 2003 ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned by .5 percentage points. Other underwriting expenses also include $266,000 related to the November 2004 resignation of the Company’s President and $486,000 of consulting and due diligence expenses pertaining to the investigation of business opportunities. Other underwriting expenses also included $462,000 and $228,000 in 2004 and 2003, respectively, related to the purchase of territorial credits against NYAIP assignments discussed earlier in this item. Commissions (other than retrospective commissions under the Reinsurance Pooling Agreement), premium taxes and other state assessments that vary directly with the Company’s premium volume represented 19.9% and 19.7% of net premiums earned in 2004 and 2003, respectively.
     The provision for income taxes for 2003 includes the effect of a May 2003 change in New York State law with respect to the taxation of non-life insurance companies. This change eliminated state income taxes for all non-life insurance companies and increased the premium tax rate from 1.3% to 2.0%. This change in New York State law lowered the Company’s effective income tax rate by approximately 4 percentage points in 2003. Further, as a result of this change, the Company reduced its deferred tax liability with respect to New York State income taxes to $0 during 2003. This one time benefit reduced the Company’s effective income tax rate for 2003 by 9 percentage points. In addition, tax exempt income reduced the Company’s effective income tax rate by 8 and 4 percentage points, respectively, for the years ended December 31, 2004 and 2003. In addition, the Company recorded adjustments to prior years’ taxes and reversed excess tax reserves related to uncertain tax positions which reduced the Company’s effective income tax rate by 4 and 3 percentage points, respectively, for the year ended December 31, 2004.
2003 Compared to 2002
     Total revenues for 2003 were $76,972,000, a decrease of $18,139,000 or 19% from $95,111,000 in 2002.
     Results of operations for 2003 reflect the effects of the Services Agreement and the Reinsurance Pooling Agreement among the Company, its wholly-owned insurance subsidiary, MNH, and Mutual, effective January 1, 2003. MNH did not participate in a pooling agreement in 2002 and therefore the results of operations for 2002 reflect business written independently by MNH. This analysis provides a comparison of the Company’s share of pooled premiums for 2003 to unpooled premiums for the same period in 2002, as well as a comparison of the pooled, or combined Mutual and MNH, premiums written for 2003 to the combined business of Mutual and MNH for the same period in 2002, even though the companies were not party to a reinsurance pooling agreement in 2002.

     Total combined Mutual and MNH or “group-wide” direct premiums written for the year ended December 31, 2003 were $175,143,000, an increase of $2,403,000 or 1% from $172,740,000 in 2002. The Company’s pro-forma share of combined direct premiums written in 2003, in accordance with the Reinsurance Pooling Agreement, was $70,057,000. The Company recorded $72,803,000 of direct premiums written in 2002. The table below shows a comparison of direct premiums written by major category in 2003 and 2002:

				MNH
				Pooled	MNH
	Group-wide DWP			Share	DWP
	Year ended			Year ended
	December 31,			December 31,
	2003	2002	Variance	2003	2002	Variance
	(000’s omitted)			(000’s omitted)
Voluntary Personal Lines	$63,548	$68,649	(7%)	$25,419	$39,981	(36%)
Voluntary Commercial Lines	106,398	97,032	10%	42,559	26,825	59%
Involuntary	5,197	7,059	(26%)	2,079	5,997	(65%)

Total Direct Written Premiums	$175,143	$172,740	1%	$70,057	$72,803	(4%)

     The 7% decrease in group-wide voluntary personal lines direct premiums written resulted from a 10% decrease in PPA direct premiums written, somewhat offset by a 1% increase in homeowners direct premiums written. The decrease in PPA direct premiums written is the result of the group’s policy, implemented in 2002, not to write new policies in certain jurisdictions and from the approval of the companies’ plan to withdraw from the New Jersey PPA market by the New Jersey Department of Banking and Insurance, which was effective in June 2003. As a result, voluntary PPA policies in force at December 31, 2003 were 28,423, a decrease of 5,996 or 17% from 34,419 at December 31, 2002.
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
     In order to minimize the adverse impact of assignments from the NYAIP, the Company purchased territorial credits from an unaffiliated insurance company. The credits against NYAIP assignments were generated by the other insurance company for writing PPA business in certain localities in New York with PPA market availability problems. The other insurance company, by nature of its concentration in PPA business in “credit” territories, generated more credits than it required to offset its NYAIP assignments. The credits purchased reduced the Company’s share of the NYAIP by $2,256,000 in 2003.
     Group-wide pooled net premiums written for 2003 were $161,689,000, a decrease of $2,407,000, or 1% from $164,096,000 for 2002. This decrease resulted from the 1% increase in group-wide direct premiums written, offset by an increase in 2003 as compared to 2002, of reinsurance premiums ceded to third parties. The Company’s share of pooled net premiums written in 2003 in accordance with the

Reinsurance Pooling Agreement was $64,179,000, a decrease of $6,349,000 or 9% from its unpooled net premiums written of $70,528,000 in 2002.
     The Company’s share of pooled net premiums earned in accordance with the Reinsurance Pooling Agreement for 2003 was $65,097,000. Net premiums earned in 2002 were $83,120,000. The decrease in net premiums earned primarily resulted from the decreases in net premiums written in 2002 and 2003. Had MNH’s share of pooled premiums earned in 2003 been 35% (MNH’s share for 2004), earned premiums for 2003 would have been $59,960,000.
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
     The Company recorded decreases to its estimate of losses and LAE related to prior accident years of $90,000 and $3,785,000 in 2003 and 2002, respectively. These decreases in losses and LAE relating to prior accident years reduced the loss and LAE ratio in 2003 and 2002 by .1 and 4.6 percentage points, respectively. The decrease recorded in 2002 was primarily the result of favorable loss development related to known claims on workers’ compensation policies, as the Company experienced fewer claims that required an increase in the reserve for future medical expenses due to the estimated duration of treatment increasing from a fixed period of time to lifetime care. In addition, the Company also settled a higher than anticipated number of workers’ compensation claims through lump sum settlements in jurisdictions where such settlements are permitted. The following table documents the changes in the estimate of losses and LAE related to prior accident years recorded in 2003 for the Company’s primary products:

			Commercial	Workers’
	Home-	PPA	Auto	Compen-	Commercial	General	All
Accident Year	owners	Liability	Liability	sation	Package	Liability	Other	Total
Prior to			Increases (decreases) (in thousands)
2000	$(40)	$78	$(460)	$4,496	$(2,533)	$1,612	$21	$3,174
2000	(148)	307	(993)	924	63	809	9	971
2001	(85)	(715)	(563)	(161)	1,757	70	(101)	202
2002	(277)	(3,717)	(938)	(205)	746	(47)	1	(4,437)

Total	$(550)	$(4,047)	$(2,954)	$5,054	$33	$2,444	$(70)	$(90)

     The Company experienced favorable development related to its PPA liability product of $3,717,000 for accident year 2002, primarily relating to lower claims frequency and lower estimated severity on involuntary business assigned from the NYAIP. These changes are consistent with increased fraud prevention, detection and prosecution efforts stemming from certain legislative changes in New York State. Furthermore, the Company believes that due to increased market availability in the “voluntary” market, many of the worst drivers previously insured in the NYAIP no longer obtain insurance from the NYAIP.
     The Company experienced favorable loss development related to its commercial auto liability product relating to all accident years, primarily due to a reduction in claim severity that was consistent with changes in underwriting selection criteria that reduced the percentage of commercial automobile policies that were likely to generate more severe accidents. These classes included heavy-duty commercial vehicles and vehicles that traveled outside of a certain radius of operations in their day-to-day business. The reduction in loss severity did not become apparent for a period of time after the change in underwriting guidelines was initiated.
     The Company experienced unfavorable loss development related to its workers’ compensation product of $5,420,000 relating to accident years 2000 and prior. This development resulted from a greater than expected number of reserve increases recorded by the Company to individual case reserves to record the estimated costs for life-time medical care for claims occurring from 1991 to 1999. The Company is not able to attribute these changes to any cause other than the volatility inherent in estimating medical expenses on claims from the workers’ compensation product.
     The Company’s reduction in its estimate of losses and LAE related to prior accident years represented less than 1% of the recorded reserve for losses and LAE at December 31, 2002. A reasonable possibility exists in any year that relatively minor fluctuations in the estimate of reserves for losses and LAE may have a significant impact on the company’s net income. This is due primarily to the size of the Company’s reserves for losses and LAE ($146,474,000 at December 31, 2003) relative to its net income.
     The Company made no changes to the key assumptions used in evaluating the adequacy of its reserves for losses and LAE during 2003.
     Involuntary automobile insurance business increased the Company’s calendar year loss and LAE ratio by approximately 1.8 and 9.0 percentage points for the years ended December 31, 2003 and 2002, respectively. The combined ratio on involuntary automobile business was greater than the combined ratio on voluntary automobile business.
     The ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned was 33.7% in both 2003 and 2002. An increase in the premium tax rate in New York State, which is discussed in the following paragraph, added .5 percentage points to the Company’s ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned in the 2003 period. Other underwriting expenses for 2003 included $305,000 of retrospective commission income to be received from Mutual in accordance with the Reinsurance Pooling Agreement. This retrospective commission income reduced the ratio of deferred policy acquisition costs and other underwriting expenses to net premiums earned by .5 percentage points. Other underwriting expenses also included $228,000 related to the purchase of territorial credits against NYAIP assignments discussed earlier in this Item, which added .4 percentage points to the ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned. There were no such credits purchased in 2002. Commissions, premium taxes and other state assessments that vary directly with the Company’s premium volume represented 19.7% of net premiums earned in 2003 and in 2002.

     The provision for income taxes for 2003 includes the effect of a May 2003 change in New York State law with respect to the taxation of non-life insurance companies. This change eliminated state income taxes for all non-life insurance companies and increased the premium tax rate from 1.3% to 2.0%. This change in New York State law lowered the Company’s effective income tax rate by approximately 4 percentage points in 2003. Further, as a result of this change, the Company reduced its deferred tax liability with respect to New York State income taxes to $0 during 2003. This one time benefit reduced the Company’s effective income tax rate for 2003 by 9 percentage points. In addition, tax exempt income reduced the Company’s effective income tax rate by 4 and 2 percentage points, respectively, for the years ended December 31, 2003 and 2002.
Critical Accounting Policies
Reserve for Losses and LAE
The Reserve for Losses and LAE is an estimate of the ultimate cost of settling all losses incurred and unpaid, including those losses not yet reported to the Company, and is stated net of reinsurance. The amount of loss reserves for reported claims is based upon a case-by-case evaluation of the circumstances pertaining to the claim and the policy provisions relating to the loss. Reserves for claims that have occurred but have not been reported (IBNR) to the Company and for the costs of settling or adjusting claims are determined using commonly accepted actuarial techniques based on historical information for each of the Company’s products, adjusted for current conditions.
The Company’s primary assumption when determining its reserves is that past experience, adjusted for the effect of current developments and trends, is relevant in predicting future events. When establishing its loss reserves, the Company analyzes historical data and estimates the impact of various loss development factors such as the historical loss experience of the Company and of the industry, the mix of products sold, trends in claim frequency and severity, the Company’s claim processing procedures, changes in legislation, judicial decisions, legal developments, including the prevalence of litigation in the areas served by the Company, and changes in general economic conditions including inflation.
Management determines the amount of reserves for losses and LAE to be recorded based upon analyses prepared by the Company’s internal and external actuaries and management’s assessment of a reasonable amount of reserves. The reasonable estimate is determined after considering the estimates produced using a variety of actuarial techniques for each of the Company’s products. The following is a summary of the methods used:
Paid Loss Development
The paid loss development method is based on the assumption that past rates of claims payments are indicative of future rates of claims payments. An advantage of this method is that paid losses contain no case reserve estimates. Additionally, paid losses are not as greatly influenced by changes in claims reserving practices as are incurred losses. Estimates can be distorted if changes in claims handling practices or procedures cause an acceleration or deceleration in claims payments. Furthermore, paid loss development may produce biased estimates for long-tailed products where paid loss development factors are large at early evaluation points.

Incurred Loss Development
The incurred loss development method is based on the assumption that the past relative adequacy of case reserves is consistent with the current relative adequacy of case reserves. Because incurred losses include payments and case reserves, a larger volume of data is considered in the estimate of ultimate losses. As a result, incurred loss data patterns may be less erratic than paid loss data patterns, particularly for coverages on which claims are reported relatively quickly but have a long payout pattern. Because this method assumes that the relative adequacy of case reserves has been consistent, changes in claims handling procedures or the occurrence or absence of large losses may cause estimates to be erratic.
Bornhuetter-Ferguson with Premium and Paid Loss
The Bornhuetter-Ferguson (BF) with premium and paid loss method is a combination of the paid loss development method and an expected loss ratio assumption. The expected loss ratios are modified to the extent actual loss payments differ from payments expected based on the selected paid loss development pattern. This method avoids possible distortions resulting from a large development factor being applied to a small base of paid losses in order to estimate ultimate losses. This method will react slowly if actual ultimate losses differ substantially from losses inherent in the expected loss ratio.
Bornhuetter-Ferguson with Premium and Incurred Loss
The Bornhuetter-Ferguson (BF) with premium and incurred loss method is a combination of the incurred loss development method and an expected loss ratio assumption. The expected loss ratios are modified to the extent actual incurred losses differ from expected incurred losses based on the selected incurred loss development pattern. This method avoids possible distortions resulting from a large development factor being applied to a small base of incurred losses in order to estimate ultimate loss. This method will react slowly if actual ultimate losses differ substantially from losses inherent in the expected loss ratio.
Ultimate Claims and Average Loss
This method multiplies the estimated number of ultimate claims by a selected ultimate average loss for each accident year to produce ultimate loss estimates. If loss development methods produce erratic or unreliable estimates, this method can provide more stable estimates, consistent with recent loss history. This method may produce erratic results if there has been a change in the way claims are counted or in the mix of types of loss. The occurrence or absence of large losses can also distort the average loss estimate.
Allocated loss adjustment expenses (ALAE) are estimated separately from losses because ALAE payment patterns differ from loss payment patterns. The company employs the following methods to estimate ALAE reserves.

Paid ALAE Development
This method is analogous to the paid loss development method except paid ALAE is developed instead of paid losses. Paid ALAE patterns often are more stable than paid loss patterns. However, paid ALAE typically develop more slowly than paid losses, resulting in a large leveraging impact on less mature accident years.
Bornhuetter-Ferguson with Ultimate Loss and Paid ALAE
The Bornhuetter-Ferguson (BF) with ultimate loss and paid ALAE method is a combination of the paid ALAE development method and an expected ratio of ultimate ALAE to ultimate loss. The expected ALAE to loss ratios are modified to the extent paid ALAE differ from expected based on the selected paid ALAE development pattern. This method avoids possible distortions resulting from a large development factor being applied to a small base of paid ALAE in order to estimate ultimate ALAE. This is a useful method for estimating ultimate ALAE for less mature accident years.
Estimated ultimate losses and LAE and the resulting reserve for losses and LAE are determined based on the results of the methods described above along with the following considerations:
•	How results of methods based on paid losses compare to methods based on incurred losses.

•	How results of paid and incurred development methods compare to results of paid and incurred BF methods.

•	Whether diagnostic tests cause management to favor the results of one or more methods over the results of other methods. Such tests include:
o	closed claim to reported claim ratios

o	average case reserves per open claim

o	paid loss per closed claim

o	paid loss to incurred loss ratios

o	the reasonableness of ultimate loss & ALAE ratios and ultimate severities

o	management’s consideration of other factors such as premium and loss trends, large loss experience, legislative and judicial changes and changes in underwriting guidelines and practices.
To the extent these considerations result in changes to the Company’s estimates of reserves for losses and LAE related to prior accident years, the Company recognizes such changes in the accounting period in which the change becomes known.
As stated previously, the above methods assume that past experience adjusted for the effects of current developments and trends is an appropriate basis for predicting future events. As a result of a number of factors, it is possible that ultimate actual payments for losses and LAE will differ from amounts contemplated in recorded reserves. A range of reasonably likely reserves by product as of December 31, 2004 developed by the Company’s actuaries based on a variety of generally accepted actuarial methods is shown in the table below. Generally the low and the high values in the range represent reasonable minimum and maximum amounts of these actuarial indications using the methods described above.

	Range of Net Loss & LAE Reserves ($000’s)
Products	Low	Recorded	High
Personal Auto	$16,379	$19,269	$21,967
Homeowners	$2,365	$2,994	$3,653
Commercial Auto	$11,762	$15,683	$20,388
Workers Compensation	$22,997	$27,707	$32,694
Commercial General Liability	$35,528	$41,974	$49,949
Commercial Property	$4,202	$5,002	$5,952
Other	$117	$156	$195
All Products	$99,633	$112,785	$121,650
Because the reserve estimates by product are independent of each other it is highly unlikely that the low estimate or the high estimate for each product will occur at the same time. Accordingly, the low and the high estimates for All Products shown above are less than the sum of the low and high estimates of each of the Company’s products.
Despite the many factors considered in the reserving process, it is reasonably possible that actual payments for losses & LAE will differ from those contemplated in the Company’s reserves. Such fluctuations could have a significant impact on the Company’s net income. This is primarily due to the size of the Company’s reserves for losses and LAE ($128,415,000 at December 31, 2004) relative to its net income. For every 1% change in the estimate for reserves for losses and LAE at December 31, 2004, the effect on the Company’s pre-tax net income would be $1,284,000.
The following table presents the liability for the reserve for unpaid loss and loss adjustment expenses separated into case reserves, reserves for loss incurred but not reported (IBNR) and reserves for LAE by major product:

	December 31,
	2004	2003
Case reserves:
PPA liability	$10,099	$15,987
Homeowners	2,097	2,139
Commercial auto liability	7,677	7,741
Workers’ compensation	15,698	15,354
Commercial package	13,795	15,163
General liability	750	1,348
Other	243	369

Total case reserves	50,359	58,101

IBNR:
PPA liability	6,197	7,357
Homeowners	257	235
Commercial auto liability	6,154	6,121
Workers’ compensation	9,884	12,133
Commercial package	14,467	13,174
General liability	1,107	1,543
Other	(223)	(589)

Total IBNR	37,843	39,974

Reserve for LAE:
PPA liability	2,973	3,395
Homeowners	640	689
Commercial auto liability	1,852	2,042
Workers’ compensation	2,125	2,026
Commercial package	13,712	15,377
General liability	3,145	1,957
Other	136	198

Total reserve for LAE	24,583	25,684

Subtotal	112,785	123,759
Reinsurance recoverables	15,630	22,715

Reserve for losses and LAE	$128,415	$146,474

Included in the reserve for losses and LAE at December 31, 2004 was $10,784,000 of reserves for accident years 1994 and prior. Reserves related to workers’ compensation comprised $7,552,000 of this amount at December 31, 2004. The following table presents workers’ compensation claim count and paid loss data for accident years older than ten years as of each date:

	For the year ended December 31,
	2004	2003
	(dollars in thousands)
Number of claims pending, beginning of period	44	42
Number of claims reported	—	—
Number of claims settled or dismissed	(2)	(5)

Number of claims pending, end of period	42	37

Losses paid ($000’s)	$388	$764
Loss settlement expenses paid ($000’s)	$25	$24
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
Deferred Policy Acquisition Costs
     Policy acquisition costs, such as commissions (net of reinsurance commissions), premiums taxes and certain other underwriting expenses which vary directly with premium volume, are deferred and amortized over the terms of the related insurance policies. Deferred policy acquisition costs are evaluated on an aggregate basis at least annually, to determine if recorded amounts exceed estimated recoverable amounts after allowing for anticipated investment income. Premium deficiencies if any, are recorded as amortization of deferred policy acquisition costs. Actual amounts may vary from the Company’s estimates.
Investments
     Fixed maturity investments are classified as available for sale and are carried at fair value. Net unrealized holding gains or losses, net of taxes, are shown as “accumulated other comprehensive income.” Investment income is recognized when earned, and gains and losses are recognized when investments are sold and in instances when a decline in the fair value of a security is determined to be other-than-temporary.
     The Company’s investment committee, comprised of the Chief Operating Officer, the Chief Investment Officer and the Chief Financial Officer, meets monthly and monitors the Company’s investment portfolio for declines in value that are other-than-temporary. This assessment requires significant judgment. The investment committee considers the nature of the investment, the severity and length of the decline in fair value, events specific to the issuer including valuation modeling, overall market conditions, and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. When a decline in the fair value of a security is determined to be other-than-temporary, the Company adjusts the cost basis of that security to fair value. A charge to earnings is recorded as a loss. Future increases in fair value and future decreases in fair value if not other-than-temporary, are included in other comprehensive income.
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
     The Company’s objectives with respect to its investment portfolio include maximizing total return within investment guidelines while protecting policyholders’ surplus and maintaining flexibility. The Company relies on premiums as a major source of cash, and therefore liquidity. Cash flows from the Company’s investment portfolio, in the form of interest or principal payments, are an additional source of liquidity.

     At December 31, 2004, the Company owned 111 investment securities of which 50 had unrealized losses. As of December 31, 2004 all of the Company’s fixed maturity investments were exchange traded or are readily marketable and are supported by the broker/dealer community. The total potential impact on the Company’s future earnings if the unrealized losses associated with its investment portfolio at December 31, 2004 were to become other-than-temporary would be $901,000, or $595,000 after taxes.
     Included in net investment losses for the year ended December 31, 2004 are write-downs on two investment securities held in the Company’s investment portfolio at December 31, 2004 determined to have had an other-than-temporary impairment in market value. The total amount of other-than-temporary impairments recorded as losses amounted to $700,000 in 2004. No other-than-temporary impairments were recorded in 2003 or 2002.
     At December 31, 2004, $2,150,000 or 1% of the Company’s investment portfolio was invested in non-investment grade securities compared to $2,496,000 or 1% at December 31, 2003.
     The Company designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as accumulated other comprehensive income within stockholders’ equity. At December 31, 2004, the Company recorded as accumulated other comprehensive loss in its Consolidated Balance Sheet $536,000 of net unrealized losses, net of taxes, associated with its investments classified as available for sale.
     At December 31, 2004 the Company’s portfolio of fixed maturity investments represented 93.1% of invested assets. Management believes that this level of fixed maturity investments is consistent with the Company’s liquidity needs because it anticipates that cash receipts from net premiums written, investment income and maturing securities will enable the Company to satisfy its cash obligations. Furthermore, a portion of the Company’s fixed maturity investments are invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide monthly paydowns of bond principal.
     At December 31, 2004, $110,082,000, or 59.8%, of the Company’s fixed maturity portfolio was invested in mortgage-backed and other asset-backed securities. The Company invests in a variety of collateralized mortgage obligation (“CMO”) products but has not invested in the derivative type of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company’s CMO investments have a secondary market and their effect on the Company’s liquidity does not differ significantly from that of other fixed maturity investments.
     At December 31, 2004, the Company owed $1,141,000 of retrospective commissions to Mutual calculated in accordance with the Reinsurance Pooling Agreement (see the “2004 compared to 2003” section of this Item for a discussion of retrospective commissions). The Reinsurance Pooling Agreement requires the amount of retrospective commissions to be calculated and paid annually, six months after the end of each calendar year.
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
     As a holding company, the Company is dependent upon cash dividends from MNH to meet its obligations and to pay any cash dividends. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer’s policyholders’ surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve month period ending in 2005 without the prior approval of the New Hampshire Insurance Commissioner is $6,171,000. MNH paid $1,200,000 and $800,000 of dividends to the Company in August 2004 and February 2005, respectively. The Company paid quarterly cash dividends to its common stockholders of $.10 per share in 2004, which amounted to $845,000.
     Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed 3 to 1. The Company has consistently followed a business strategy that would allow MNH to meet this 3 to 1 regulatory guideline. MNH’s ratio of net premiums written to statutory surplus for 2004 was .9 to 1.
Off-Balance Sheet Arrangements
     The Company does not have any off-balance sheet arrangements.
Contractual Obligations
     At December 31, 2004, the Company had no contractual obligations related to long-term debt, capital leases, operating leases, purchase obligations or other long-term liabilities reflected on its balance sheet.
     A summary of the Company’s non-cancelable contractual obligations follows:

		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
Reserve for losses and loss adjustment expenses	$128,415	$35,314	$44,817	$20,803	$27,481

     Unlike most other contractual obligations, reserves for losses and LAE do not have specified due dates. The amounts shown in the preceding table are the Company’s estimates of these amounts.
Recently Issued Accounting Standards
     The following accounting pronouncements were issued by the Financial Accounting Standards Board during 2004 and are effective for fiscal years ending subsequent to December 31, 2004:
o	Statement of Financial Accounting Standards (SFAS) No. 151 “Inventory Costs”.

o	SFAS No. 152 “Accounting for Real Estate Time Sharing Transactions”.

o	SFAS No. 153 “Exchanges of Non-monetary Assets”.

o	SAFS No. 123 (revised 2004) “Share Based Payment”.

     The Company does not expect any of these pronouncements to have any impact on the Company’s financial statements.
Federal Legislation
     The Terrorism Risk Insurance Act of 2002 (“TRIA”), signed into law on November 26, 2002, provides a federal backstop for losses related to the writing of the terrorism peril in property and casualty insurance policies. The Company has complied with TRIA requirements to notify commercial policyholders about requirements of the law, that the Company was required to offer terrorism coverage and how the coverage would be priced.
     Unless renewed by Congress, TRIA will expire on December 31, 2005. Currently, the Company is issuing terrorism exclusions on its commercial lines policies in states other than New York, where terrorism exclusions have not been approved by the New York Insurance Department. These exclusions will be effective if Congress does not extend TRIA.
Environmental Claims
     MNH, like many other property and casualty insurance companies, is subject to environmental damage claims asserted by or against its insureds. Management of the Company is of the opinion that based on various court decisions throughout the country, certain of these claims should not be recoverable under the terms of MNH’s insurance policies because of either specific or general coverage exclusions contained in the policies. However, there is no assurance that the courts will agree with MNH’s position in every case, nor can there be assurance that material claims will not be asserted under policies which a court will find do not explicitly or implicitly exclude claims for environmental damages. Management, however, is not aware of any pending claim or group of claims which would result in a liability that would have a material adverse effect on the financial condition of the Company or MNH.
Inflation
     Inflation affects the Company, like other companies in the property and casualty insurance industry, by contributing to higher losses, LAE and operating costs, as well as greater investment income resulting from the higher interest rates which can prevail in an inflationary period. Premium rates, however, may not keep pace with inflation since competitive forces may limit the Company’s ability to increase premium rates. The Company considers inflationary trends in estimating its reserves for claims reported and for incurred but not reported claims.
Relationship with Mutual
     The Company’s and MNH’s business and day-to-day operations are closely aligned with those of Mutual. This is the result of a combination of factors. Mutual has had a historical ownership interest in the Company and MNH. Prior to November 1986 MNH was a wholly-owned subsidiary of Mutual. Following the Company’s initial public offering in November 1986 and until a secondary stock offering in July 1993 the Company was a majority-owned subsidiary of Mutual. At December 31, 2004 Mutual owned 12.1% of the Company’s common stock. Under the Services Agreement, Mutual provides the Company and MNH with all facilities and with personnel to operate their business. The officers of the Company or MNH are employees of Mutual whose services are provided to, and paid for by, the Company and MNH through the Services Agreement. Also, the operation of MNH’s insurance business, which offers substantially the same lines of insurance as Mutual through the same independent insurance agents, creates a very close relationship among the companies.
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:
     With the exception of historical information, the matters and statements discussed, made or incorporated by reference in this Annual Report on Form 10-K constitute forward-looking statements and are discussed, made or incorporated by reference, as the case may be, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “anticipates,” “estimates,” or “plans,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve certain assumptions, risks and uncertainties that include, but are not limited to, those associated with factors affecting the property-casualty insurance industry generally, including price competition, the Company’s dependence on state insurance departments for approval of rate increases, size and frequency of claims, escalating damage awards, natural disasters, fluctuations in interest rates and general business conditions; the Company’s dependence on investment income; the geographic concentration of the Company’s business in the northeastern United States and in particular in New York, New Hampshire, New Jersey, Rhode Island, Pennsylvania and Massachusetts; the adequacy of the Company’s loss reserves; the Company’s dependence on the general reinsurance market; government regulation of the insurance industry; exposure to environmental claims; dependence of the Company on its relationship with Merchants Mutual Insurance Company; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Securities and Exchange Commission. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the filing of this report.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
     Market risk represents the potential for loss due to changes in the fair value of financial instruments. The market risk related to the Company’s financial instruments primarily relates to its investment portfolio. The value of the Company’s investment portfolio of $197,709,000 at December 31, 2004 is subject to changes in interest rates and to a lesser extent on credit quality. Further, certain mortgage-backed and asset-backed securities are exposed to accelerated prepayment risk generally caused by interest rate movements. If interest rates decline, mortgage holders would be more likely to refinance existing mortgages at lower rates. Acceleration of future repayments could adversely affect future investment income, if the accelerated receipts were invested in lower yielding securities.
     The table below provides information related to the Company’s fixed maturity investments at December 31, 2004. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based upon the maturity date or, in the case of mortgage-backed and asset-backed securities, expected payment patterns. Actual cash flows could differ from those shown in the table.
Expected Cash Flows of Principal Amounts ($in 000’s):

							TOTAL
								Esti-
							Amor-	mated
						There-	tized	Market
Available for Sale	2005	2006	2007	2008	2009	after	Cost	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$2,022	$0	$0	$3,006	$0	$0	$5,028	$5,028
Average interest rate	4.4%	0.0%	0.0%	3.2%	0.0%	0.0%	—	—

Obligations of states and political subdivisions	7,217	9,533	3,876	15,339	4,848	197	41,010	40,979
Average interest rate	3.1%	3.4%	4.3%	3.9%	4.2%	3.8%	—	—

Corporate securities	16,581	998	0	3,240	5,975	1,135	27,929	28,003
Average interest rate	4.0%	3.2%	0.0%	3.7%	4.6%	6.6%	—	—

Mortgage & asset backed securities	23,374	22,904	18,785	13,115	10,997	21,029	110,204	110,082
Average interest rate	4.8%	4.8%	4.8%	4.9%	5.0%	5.1%	—	—

Total	$49,194	$33,435	$22,661	$34,700	$21,820	$22,361	$184,171	$184,092

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
     Quarterly data for the two most recent fiscal years is set forth below:

	Three months ended
	3/31	6/30	9/30	12/31
	(in thousands, except per share amounts)
2004
Net premiums earned	$14,069	$14,364	$14,161	$14,529
Net investment income	2,054	1,965	1,935	1,927
Net investment gains (losses)	377	93	—	(691)
Other revenues	166	97	185	274

Total revenues	$16,666	$16,519	$16,281	$16,039

Income before income taxes	$1,130	$1,958	$1,309	$284
Net income	$811	$1,550	$1,163	$238
Net income per diluted share	$.38	$.73	$.55	$.11

2003
Net premiums earned	$16,141	$16,215	$16,341	$16,400
Net investment income	2,331	2,183	2,201	2,100
Net investment gains	116	2,050	44	290
Other revenues	33	124	127	276

Total revenues	$18,621	$20,572	$18,713	$19,066

Income before income taxes	$321	$2,809	$1,101	$1,173
Net income	$216	$2,523	$828	$798
Net income per diluted share	$.10	$1.20	$.39	$.38

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
Item 9A. CONTROLS AND PROCEDURES
     After evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Operating Officer and Chief Financial Officer, who are, respectively, its principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.
     The Company’s Chief Operating Officer and Chief Financial Officer also evaluated the Company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) and determined that no changes in internal control over financial reporting occurred during the quarter ended December 31, 2004 that have materially affected, or which are reasonably likely to material affect, the Company’s internal controls over financial reporting.

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     The information in response to this item regarding Directors of the Company who are standing for reelection is incorporated by reference herein to the information under the caption “Election of Directors” presented in the Company’s definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company’s 2005 Annual Meeting of Shareholders to be held on or about May 4, 2005, provided, however, that information appearing under the heading “Report of the Audit Committee” is not incorporated herein and should not be deemed included in this document for any purpose.
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
     The Company’s Board of Directors has adopted a Code of Conduct and Ethics and a Code of Business Conduct, which governs business decisions made and actions taken by the Company’s directors, officers and employees. A copy of this code is available in print to any shareholder upon written request to:
Investor Relations
Merchants Group, Inc.
250 Main Street
Buffalo, NY 14202
Item 11. EXECUTIVE COMPENSATION.
     The information in response to this item is incorporated by reference herein to the information under the captions “Executive Compensation” and “Compensation of Directors” presented in the Company’s definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company’s 2005 Annual Meeting of Shareholders to be held on or about May 4, 2005, provided, however that information appearing under the captions “Compensation Committee Report on Executive Compensation” and “Performance Comparison” is not incorporated herein and should not be deemed to be included in this document for any purpose.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
     The information in response to this item is incorporated by reference herein to the information under the caption “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” presented in the Company’s definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company’s 2005 Annual Meeting of Stockholders to be held on or about May 4, 2005.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     The information in response to this item is incorporated herein by reference to the information under the caption “Services Agreement and Reinsurance Pooling Agreement” and “Certain Transactions” presented in the Company’s definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company’s 2005 Annual Meeting of Shareholders to be held on or about May 4, 2005.
Item 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES
     The information in response to this item is incorporated by reference to the information under the caption “Audit Fees” presented in the Registrant’s definitive Proxy Statement for 2005 for its Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about April 4, 2005.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.

(a) (1)	The following financial statements of Merchants Group, Inc. are included on pages F-1 to F-24:

(a) (2)	The following financial statement schedules of Merchants Group, Inc. are filed herewith pursuant to Item 8:

Schedule I -
Summary of Investments — Other Than Investments in Related Parties.

Schedule II -
Amounts Receivable From/Payable to Related Parties, and Underwriters, Promoters and Employees Other Than Related Parties.

Schedule III -
Condensed Financial Information of Registrant.

Schedule V -
Supplemental Insurance Information (see Schedule X).

Schedule VI — Reinsurance

Schedule X -
Supplemental Insurance Information Concerning Property — Casualty Subsidiaries

(a) (3)	Exhibits required by Item 601 of Regulation S-K:

(3)	(a)	Restated Certificate of Incorporation (incorporated by reference to Exhibit No. 3C to Amendment No. 1 to the Company’s Registration Statement (No. 33-9188) on Form S-1 filed on November 7, 1986).

(b	)	Restated By-laws (incorporated by reference to Exhibit No. 3D to Amendment No. 1 to the Company’s Registration Statement (No. 33-9188) on Form S-1 filed on November 7, 1986).

(10)	(a)	Management Agreement dated as of September 29, 1986 by and among Merchants Mutual Insurance Company, Registrant and Merchants Insurance Company of New Hampshire, Inc. (incorporated by reference to Exhibit No. 10A to the Company’s Registration Statement (No. 33-9188) on Form S-1 filed on September 30, 1986).

(b	)	Services Agreement Among Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and Merchants Group, Inc. dated January 1, 2003 (incorporated by reference to Exhibit No. 10b to the Company’s 2003 Quarterly Report on Form 10-Q filed on May 14, 2003).

(c	)	Reinsurance Pooling Agreement between Merchants Insurance Company of New Hampshire, Inc. and Merchants Mutual Insurance Company effective January 1, 2003 (incorporated by reference to Exhibit No. 10c to the Company’s 2003 Quarterly Report on Form 10-Q filed on May 14, 2003).

(d	)	Endorsement to the Casualty Excess of Loss Reinsurance agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and American Reinsurance Company dated February 23, 2004 (incorporated by reference to Exhibit 10(e) to the Company’s 2004 Quarterly Report on Form 10-Q filed on November 10, 2004).

(e	)	Property Per Risk Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and American Reinsurance Company dated April 16, 2004 (incorporated by reference to Exhibit 10(f) to the Company’s 2004 Quarterly Report on Form 10-Q filed on November 10, 2004).

(f	)	Property Catastrophe Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and the various reinsurers as identified by the Interest and Liabilities Agreements attaching to and forming part of this Agreement (incorporated by reference to Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2004).

(g	)	Property Catastrophe Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and the various reinsurers as identified by the Interest and Liabilities Agreements attaching to and forming part of this Agreement (incorporated by reference to Exhibit (h) to the Company’s 2003 Quarterly Report on Form 10-Q filed on November 13, 2003).

(h	)	Quota Share Reinsurance Treaty Agreement between Merchants Insurance Company of New Hampshire, Inc. and The Subscribing Underwriting Members of Lloyd’s, London specifically identified on the schedules attached to this agreement dated January 1, 2000 (incorporated by reference to Exhibit 10(h) to the Company’s 2000 Annual Report on Form 10-K filed on March 28, 2001).

*	(i)	Merchants Mutual Capital Accumulation Plan (incorporated by reference to Exhibit No. 10G to the Company’s Registration Statement (No. 33-9188) on Form S-1 filed on September 30, 1986).

*	(j)	Merchants Mutual Capital Accumulation Plan, fifth amendment, effective January 1, 1999 (incorporated by reference to Exhibit 10j to the Company’s 2000 Annual Report on Form 10-K filed on March 28, 2001).

*	(k)	Form of Amended Indemnification Agreement entered into by Registrant with each director and executive office of Registrant (incorporated by reference to Exhibit No. 10N to Amendment No. 1 to the Company’s Registration Statement on (No. 33-9188) Form S-1 filed on November 7, 1986).

*	(l)	Merchants Mutual Insurance Company Adjusted Return on Equity Incentive Compensation Plan January 1, 2000 (incorporated by reference to Exhibit 10p to the Company’s 2000 Annual Report on Form 10-K filed on March 28, 2001).

*	(m)	Merchants Mutual Insurance Company Adjusted Return on Equity Long Term Incentive Compensation Plan January 1, 2000 (incorporated by reference to Exhibit 10q to the Company’s 2000 Annual Report on Form 10-K filed on March 28, 2001).

*	(n)	Amendment No. 1 to Employee Retention Agreement between Robert M. Zak and Merchants Mutual Insurance Company originally dated as of May 31, 1999, dated February 6, 2002 (incorporated by reference to Exhibit 10(s) to the Company’s 2002 Annual Report on Form 10-K filed on March 31, 2003).

*	(o)	Amendment No. 1 to Employee Retention Agreement between Edward M. Murphy and Merchants Mutual Insurance Company originally dated as of March 1, 1999 dated February 6, 2002 (incorporated by reference to Exhibit 10(t) to the Company’s 10-K filed on March 31, 2003).

*	(p)	Amendment No. 1 to Employee Retention Agreement between Kenneth J. Wilson and Merchants Mutual Insurance Company originally dated as of March 1, 1999 dated February 6, 2002 (incorporated by reference to Exhibit 10(u) to the Company’s Annual Report on Form 10-K filed on March 31, 2003).

*	(q)	Employment Agreement between Stephen C. June and MNH dated as of April 1, 2002 (incorporated by reference to Exhibit 10V of the Company’s 2001 Annual Report on Form 10-K (File No. 9640) filed on March 27, 2002).

(11)	(a)	Statement re computation of per share earnings (incorporated herein by reference to Note 9 to the Consolidated Financial Statements included in Item 8).

(14.1)		Merchants Group, Inc. Code of Conduct and Ethics (filed herewith).

(14.2)		Merchants Insurance Group Code of Business Conduct, amended 12/2004 (incorporated by reference to Exhibit 14.2 to the Company’s 2004 Annual Report on Form 10-K filed on March 31, 2005).

(21)	List of Subsidiaries of Registrant (incorporated by reference to Exhibit No. 22 to the Company’s Registration Statement (No. 33-9188) on Form S-1 filed on September 30, 1986).

(23)	Consent of Independent Accountants (filed herewith).

(31)	Rule 13a-14(a)/15d-14(a) Certifications (filed herewith)

(32)	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code (filed herewith).

*	Indicates a management contract or compensation plan or arrangement.
     The Company will forward upon request any exhibit not contained herein upon payment of a fee equal to the Company’s reasonable expenses in furnishing the exhibits. Requests should be directed to:
Investor Relations
Merchants Group, Inc.
250 Main Street
Buffalo, New York 14202

MERCHANTS GROUP, INC.
SCHEDULE I — SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2004
(in thousands)

			Amount at
			which shown
	Amortized Cost/	Market	in the balance
Type of Investment	Cost	Value	sheet
Fixed maturities:
United States Government and government agencies and authorities	$5,028	$5,028	$5,028
Corporate bonds	27,929	28,003	28,003
Mortgage and asset backed securities	110,204	110,082	110,082
Tax exempt bonds	41,010	40,979	40,979

Total fixed maturities	184,171	184,092	184,092

Preferred stocks	3,392	3,509	3,509

Short-term investments	7,412	7,412	7,412

Other	2,646	2,696	2,696

	$197,621	$197,709	$197,709

MERCHANTS GROUP, INC.
SCHEDULE II — AMOUNTS RECEIVABLE FROM/PAYABLE TO RELATED PARTIES,
AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER
THAN RELATED PARTIES
Years ended December 31, 2002, 2003 and 2004
(in thousands)

	2002	2003	2004
Receivable from (payable to) related parties, primarily Merchants Mutual Insurance Company (1):

Balance at beginning of period	$(852)	$(3,237)	$(2,090)
Change during the period	(2,385)	1,147	(3,481)

Balance at end of period	$(3,237)	$(2,090)	$(5,571)

(1)	Under a Services Agreement, Merchants Mutual Insurance Company (Mutual) provides employees, services and facilities for Merchants Insurance Company of New Hampshire, Inc. (MNH) to carry on its traditional insurance business on a fee basis. The balance in the intercompany receivable (payable) account indicates the amount due from (to) Mutual for the excess (deficiency) of premiums collected over (from) payments for losses, employees, services and facilities provided to MNH.

MERCHANTS GROUP, INC.
SCHEDULE III — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in thousands except per share and share amounts)
BALANCE SHEET

	December 31,
	2003	2004
Assets
Investment in subsidiary	$69,710	$71,433
Other assets	607	601

Total assets	$70,317	$72,034

Liabilities and Stockholders’ Equity

Other liabilities	$58	$60

Total liabilities	58	60

Stockholders’ equity:
Preferred stock, $.01 par value, authorized and unissued 3,000,000 shares	—	—
Preferred stock, no par value, $424.30 stated value, no shares issued or outstanding at December 31, 2003 or 2004	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 2,110,152 shares issued and outstanding at December 31, 2003 and 2,114,152 shares issued and outstanding at December 31, 2004	32	33
Additional paid in capital	35,795	35,878
Treasury stock, 1,139,700 shares at December 31, 2003 and 2004	(22,766)	(22,766)
Accumulated other comprehensive income (loss)	750	(536)
Accumulated earnings	56,448	59,365

Total stockholders’ equity	70,259	71,974

Total liabilities and stockholders’ equity	$70,317	$72,034

MERCHANTS GROUP, INC.
SCHEDULE III — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Continued
(in thousands)
INCOME STATEMENT

	Year ended December 31,
	2002	2003	2004
Revenues:
Equity in net income of subsidiary	$2,702	$4,516	$4,209
Investment income (loss)	(4)	4	8

Total revenues	2,698	4,520	4,217

Expenses:
General and administrative expenses	177	177	685

Operating income before income taxes	2,521	4,343	3,532
Income tax benefit	(17)	(22)	(230)

Net income	$2,538	$4,365	$3,762

MERCHANTS GROUP, INC.
SCHEDULE III — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Continued
(in thousands)
STATEMENT OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents:

	Year ended December 31,
	2002	2003	2004
	(in thousands)
Cash flows from operating activities:	$(111)	$(161)	$(655)

Cash flows from investing activities:
Receipt of subsidiary common stock dividend	3,700	1,200	1,200
Purchase of other investments, net	(100)	(188)	210

Cash flows from investing activities	3,600	1,012	1,410

Cash flows from financing activities:
Purchase of treasury stock	(2,434)	—	—
Repayment of demand loan, net	(200)	—	—
Cash dividends	(856)	(843)	(845)
Exercise of common stock options	—	—	84

Cash flows from financing activities	(3,490)	(843)	(761)

Net increase (decrease) in cash and cash equivalents	(1)	8	(6)
Cash and cash equivalents, beginning of year	5	4	12

Cash and cash equivalents, end of year	$4	$12	$6

Reconciliation of net income to net cash provided by operations:

Net income	$2,538	$4,365	$3,762

Adjustments to reconcile net income to net cash provided by operations:

Equity in income of subsidiary	(2,702)	(4,516)	(4,209)
Increase (decrease) in other liabilities	5	(4)	2
(Increase) decrease in other (non-investment) assets	49	(14)	(204)
Other, net	(1)	8	(6)

Net cash used in operating activities	$(111)	$(161)	$(655)

MERCHANTS GROUP, INC.
SCHEDULE III — CONDENSED FINANCIAL INFORMATION
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

MERCHANTS GROUP, INC.
SCHEDULE VI — REINSURANCE
YEARS ENDED DECEMBER 31, 2002, 2003, 2004
(in thousands except percentages)

					Assumed		Percentage
		Ceded	Ceded	Assumed	from		of amount
	Gross	to third	to affiliates	from third	affiliates	Net	assumed
	amount	parties	(1)	parties	(1)	amount	to net
Year ended December 31, 2002
Property and Casualty Premiums	$72,803	$4,569	—	$2,294	—	$70,528	3.3%

Year ended December 31, 2003
Property and Casualty Premiums	$58,233	$3,077	$90,596	$1,412	$98,207	$64,179	155.2%

Year Ended December 31, 2004
Property and Casualty Premiums	$53,900	$2,967	$52,452	$1,519	$53,102	$53,102	102.9%

(1)	Amounts are comprised of premiums assumed or ceded in accordance with the Reinsurance Pooling Agreement with Mutual.

MERCHANTS GROUP, INC.
SCHEDULE X — SUPPLEMENTAL INSURANCE INFORMATION CONCERNING
PROPERTY — CASUALTY SUBSIDIARIES
Years ended December 31, 2002, 2003 and 2004
(in thousands)

							Losses & loss
	Deferred	Reserves	Discount				adjustment expenses		Amortiza-
	policy	for losses	if any,				incurred related to		tion of	Paid losses
	acquis-	and loss	deducted		Net	Net	(1)	(2)	deferred	& loss ad-	Direct
	ition	adjustment	from	Unearned	earned	investment	Current	Prior	acquisition	justment	premium
	costs	expenses	reserves	premiums	premiums	income	years	years	costs	expenses	written
Year ended:
December 31, 2002	$8,817	$147,136	$5,746	$35,119	$83,120	$10,403	$66,658	$(3,785)	$22,227	$67,230	$72,803
December 31, 2003	$8,623	$146,474	$4,920	$36,176	$65,097	$8,815	$49,702	$(90)	$16,925	$53,609	$58,233
December 31, 2004	$7,570	$128,415	$4,531	$33,685	$57,123	$7,881	$38,524	$(843)	$14,852	$48,655	$53,900

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merchants Group, Inc.

Date: March 27, 2006	BY:	/s/Robert M. Zak
Robert M. Zak, Senior Vice President and Chief Operating Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Robert M. Zak	Director, Sr. VP &	March 27, 2006

Robert M. Zak	Chief Operating Officer (principal executive officer)

/s/ Kenneth J. Wilson	Vice President & CFO	March 27, 2006

Kenneth J. Wilson	(principal financial and accounting officer)

/s/ Thomas E. Kahn	Director, Chairman	March 27, 2006

Thomas E. Kahn	of the Board

/s/ Brent D. Baird	Director	March 27, 2006

Brent D. Baird

/s/ Andrew A. Alberti	Director	March 27, 2006

Andrew A. Alberti

/s/ Frank J. Colantuono	Director	March 27, 2006

Frank J. Colantuono

/s/ Henry P. Semmelhack	Director	March 27, 2006

Henry P. Semmelhack

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of Merchants Group, Inc.
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 49 present fairly, in all material respects, the financial position of Merchants Group, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules appearing under Item 15(a)(2) on page 49 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with Standards of the Public Company Accounting Oversight Board (United States). Those Standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Buffalo, New York
March 30, 2005, except for the information described in Note 1, as to which the date is March 27, 2006

MERCHANTS GROUP, INC.
CONSOLIDATED BALANCE SHEET
(in thousands)

	December 31,
	2004	2003
Assets
Investments:
Fixed maturities available for sale at fair value	$184,092	$193,805
Preferred stock at fair value	3,509	5,797
Other long-term investments at fair value	2,696	2,167
Short-term investments	7,412	1,118

Total investments	197,709	202,887

Cash	145	23
Interest due and accrued	1,079	1,260
Premiums receivable from affiliate, net of allowance for doubtful accounts of $215 in 2004 and $278 in 2003	15,136	16,677
Deferred policy acquisition costs from affiliate	7,570	8,623
Reinsurance recoverable on paid and unpaid losses	15,630	22,715
Prepaid reinsurance premiums from affiliate	4,595	3,066
Income taxes receivable	—	881
Retrospective commission receivable from affiliate	—	305
Deferred income taxes	5,028	4,497
Other assets	8,812	7,744

Total assets	$255,704	$268,678

The accompanying notes are an integral part of these consolidated financial statements.

MERCHANTS GROUP, INC.
CONSOLIDATED BALANCE SHEET
(in thousands except share and per share amounts)

	December 31,
	2004	2003
Liabilities and Stockholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses (from affiliate $44,094 and $31,256)	$128,415	$146,474
Unearned premiums from affiliate	33,685	36,176
Payable for securities	4,751	—
Payable to affiliate	5,571	2,090
Retrospective commission payable to affiliate	1,141	—
Other liabilities (affiliate $4,262 and $8,028)	10,167	13,679

Total liabilities	183,730	198,419

Stockholders’ equity:
Common stock, $.01 par value, 10,000,000 shares authorized, 2,114,152 shares issued and outstanding at December 31, 2004 and 2,110,152 shares issued and outstanding at December 31, 2003	33	32
Additional paid in capital	35,878	35,795
Treasury stock, 1,139,700 shares at December 31, 2004 and 2003	(22,766)	(22,766)
Accumulated other comprehensive income (loss)	(536)	750
Accumulated earnings	59,365	56,448

Total stockholders’ equity	71,974	70,259

Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$255,704	$268,678

The accompanying notes are an integral part of these consolidated financial statements.

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands except per share amounts)

	Year ended December 31,
	2004	2003	2002
Revenues:
Net premiums earned from affiliate in 2004 and 2003	$57,123	$65,097	$83,120
Net investment income	7,881	8,815	10,403
Net investment gains (losses)	(221)	2,500	953
Other revenues from affiliate in 2004 and 2003	722	560	635

Total revenues	65,505	76,972	95,111

Expenses:
Net losses and loss adjustment expenses ($35,137 and $49,336 from affiliate in 2004 and 2003)	37,681	49,612	62,873
Amortization of deferred policy acquisition costs from affiliate in 2004 and 2003	14,852	16,925	22,227
Other underwriting expenses (from affiliate $6,433, $4,044 and $5,046)	8,291	5,031	5,744

Total expenses	60,824	71,568	90,844

Income before income taxes	4,681	5,404	4,267
Income tax provision	919	1,039	1,729

Net income	$3,762	$4,365	$2,538

Earnings per share:
Basic	$1.78	$2.07	$1.19

Diluted	$1.78	$2.07	$1.19

Weighted average number of shares outstanding:
Basic	2,114	2,110	2,125
Diluted	2,118	2,111	2,129
The accompanying notes are an integral part of these consolidated financial statements.

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2004	2003	2002
Net income	$3,762	$4,365	$2,538

Other comprehensive income (loss) before tax:
Unrealized gains (losses) on securities	(1,926)	688	1,161
Reclassification adjustment for gains included in net income	221	(2,488)	(952)

Other comprehensive income (loss) before tax	(1,705)	(1,800)	209
Income tax provision (benefit) related to items of other comprehensive income (loss)	(419)	(613)	84

Other comprehensive income (loss)	(1,286)	(1,187)	125

Comprehensive income	$2,476	$3,178	$2,663

The accompanying notes are an integral part of these consolidated financial statements.

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands except per share amounts)

	Year ended December 31,
	2004	2003	2002
Common stock:
Beginning of year	$32	$32	$32
Exercise of common stock options	1	—	—

End of year	33	32	32

Additional paid in capital:
Beginning of year	35,795	35,795	35,795
Exercise of common stock options	83	—	—

End of year	35,878	35,795	35,795

Treasury stock:
Beginning of year	(22,766)	(22,766)	(20,332)
Purchase of treasury shares	—	—	(2,434)

End of year	(22,766)	(22,766)	(22,766)

Accumulated other comprehensive income (loss):
Beginning of year	750	1,937	1,812
Other comprehensive income (loss)	(1,286)	(1,187)	125

End of year	(536)	750	1,937

Accumulated earnings:
Beginning of year	56,448	52,926	51,244
Net income	3,762	4,365	2,538
Cash dividends ($.40/share in 2002, in 2003 and in 2004), (to affiliate, $102, $102 and $102)	(845)	(843)	(856)

End of year	59,365	56,448	52,926

Total stockholders’ equity	$71,974	$70,259	$67,924

The accompanying notes are an integral part of these consolidated financial statements.

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2004	2003	2002
Cash flows from operations:
Collection of premiums (from affiliate in 2004 and 2003)	$53,924	$62,789	$77,395
Payment of losses and loss adjustment expenses (affiliate $22,299 in 2004 and $18,081 in 2003)	(50,276)	(54,043)	(67,230)
Payment of underwriting expenses (from affiliate $(21,946), (19,527) and $(24,803))	(23,550)	(20,594)	(26,789)
Investment income received	8,259	9,170	11,475
Investment expenses paid	(280)	(289)	(334)
Income taxes paid	(376)	(1,152)	(1,198)
Other cash receipts from affiliate in 2004 and 2003	722	560	702

Net cash used in operations	(11,577)	(3,559)	(5,979)

Cash flows from investing activities:
Proceeds from fixed maturities sold or matured	46,124	139,217	135,364
Purchase of fixed maturities	(37,547)	(140,467)	(132,158)
Net decrease in preferred stock	2,000	1,500	1,634
Net (increase) decrease in other long-term investments	(948)	1,926	(451)
Net (increase) decrease in short-term investments	(6,294)	5,302	485
Settlement of securities transactions, net	5,644	(1,915)	1,022

Net cash provided by investing activities	8,979	5,563	5,896

Cash flows from financing activities:
Settlement of affiliate balances, net	3,481	(1,147)	2,385
Repayment of demand loan, net	—	—	(200)
Purchase of treasury stock	—	—	(2,434)
Proceeds from exercise of common stock options	84	—	—
Cash dividends (to affiliates $102, $102 and $102)	(845)	(843)	(856)

Net cash provided by (used in) financing activities	2,720	(1,990)	(1,105)

Increase (decrease) in cash	122	14	(1,188)
Cash, beginning of year	23	9	1,197

Cash, end of year	$145	$23	$9

The accompanying notes are an integral part of these consolidated financial statements.

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS
(in thousands)

	Year ended December 31,
	2004	2003	2002
Net income	$3,762	$4,365	$2,538

Adjustments:
Depreciation and amortization	(83)	(268)	23
Net investment gains (losses)	221	(2,500)	(953)

(Increase) decrease in assets:
Interest due and accrued	181	334	715
Premiums receivable from affiliate in 2004 and 2003	1,541	(2,181)	7,189
Deferred policy acquisition costs (from affiliate in 2004 and 2003)	1,053	194	3,537
Reinsurance recoverable on paid and unpaid losses	7,085	(3,629)	(276)
Prepaid reinsurance premiums from affiliate in 2004 and 2003	(1,529)	(1,975)	2,468
Income taxes receivable	881	(424)	(457)
Deferred income taxes	(113)	311	511
Retrospective commission receivable from affiliate	—	(305)	—
Other assets	(457)	(96)	(847)

Increase (decrease) in liabilities:
Reserve for losses and loss adjustment expenses (affiliate $12,838 in 2004 and $31,256 in 2003)	(18,059)	(662)	(4,219)
Unearned premiums (from affiliate in 2004 and 2003)	(2,491)	1,057	(15,060)
Retrospective commission payable to affiliate	1,141	—	—
Other liabilities (from affiliate $(3,807), $3,068 and $140)	(4,710)	2,220	(1,148)

Net cash used in operations	$(11,577)	$(3,559)	$(5,979)

The accompanying notes are an integral part of these consolidated financial statements.

MERCHANTS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Subsequent Event
The consolidated financial statements have been amended for the following:
•	Where applicable, the amounts of related party transactions with the Company’s affiliate have been disclosed on the face of the financial statements.

•	A new Note 11. entitled “Underwriting Results by Product” has been added. This Note discloses the underwriting results for each of the Company’s products, as well as the total revenues derived from each product.

•	Historically the Company included in its Consolidated Balance Sheet within “Other Liabilities,” the net present value of the aggregate amount of its contingent liability related to claims settled by the purchase of structured settlements. A corresponding asset was included in “Other Assets” for the same amount. In such transactions, the Company purchases annuities for claimants from life insurance carriers. The Company believed that in all instances in which a structured settlement was purchased, it remained contingently liable to its claimant if the life insurance company were to default on payment of the structured settlement. Many of the Company’s structured settlements include “Uniform Qualified Assignments.” In 2006, the Company received guidance from its legal counsel that such Uniform Qualified Assignments relieve the Company of any contingent liability for which the Assignment is properly executed. The Company included a liability in its Consolidated Balance Sheets as of December 31, 2004 and 2003 for all instances where structured settlements were purchased, including those where the Company received a Uniform Qualified Assignment. Other Liabilities and Other Assets included structured settlements with Uniform Qualified Assignments of $4,745,000 and $3,588,000 at December 31, 2004 and 2003, respectively. The Company’s Consolidated Balance Sheets at December 31, 2004 and 2003 have been adjusted to reflect this overstatement. This adjustment had no effect on the Company’s net income, stockholders’ equity or cash flows.

•	The amount of assumed and ceded loss and loss adjustment expenses related to the Pooling Agreement disclosed in Note 5. have been amended to include certain loss adjustment expenses that previously had been excluded. This amended disclosure had no effect on the Company’s balance sheet, net income, stockholders’ equity or cash flows.

2. Significant Accounting Policies
Principles of consolidation and basis of presentation
The consolidated financial statements of Merchants Group, Inc. (the “Company”) include the accounts of the Company, its wholly-owned subsidiary, Merchants Insurance Company of New Hampshire, Inc. (“MNH”), and M.F.C. of New York, Inc., an inactive premium finance company which is a wholly-owned subsidiary of MNH. MNH is a stock property and casualty insurance company domiciled in the state of New Hampshire. MNH offers property and casualty insurance to preferred risk individuals and small to medium sized businesses in the northeast United States, primarily in New York, New Hampshire and New Jersey where a majority of its policies are written. As a holding company, the Company has no operations.
The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) which differ in some respects from those followed in reports to insurance regulatory authorities. In its Annual Statement filed with regulatory authorities, MNH reported policyholders’ surplus of $57,674,000 and $61,708,000 at December 31, 2003 and 2004, respectively. MNH’s net income as reported in its Annual Statement was $6,575,000 in 2002, $4,915,000 in 2003 and $5,191,000 in 2004. All significant intercompany balances and transactions have been eliminated.
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
Investments
Fixed maturities are classified as available for sale and are presented at fair value. Fixed maturities consist of debt securities that management may not hold until maturity. All preferred stocks are classified as available for sale and are presented at fair value. The net aggregate unrealized gain or loss, net of applicable income taxes, related to fixed maturities and preferred stock classified as available for sale is included as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

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
Net unrealized holding gains or losses, net of taxes, are shown as other comprehensive income. Management monitors the Company’s investment portfolio for declines in value that are other-than-temporary. When a decline in the fair value of a security has been determined to be other-than-temporary, the investment’s cost is written down to fair value and a loss is recorded.
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

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Beginning balance	$8,623	$8,817	$12,354
Acquisition cost deferred	13,799	16,731	18,690
Amortized to expense	(14,852)	(16,925)	(22,227)

Ending balance	$7,570	$8,623	$8,817

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

Reserve for losses and loss adjustment expenses
Liabilities for unpaid losses and loss adjustment expenses (“LAE”) are estimates of future payments to be made to settle all insurance claims for reported losses and estimates of incurred but not reported losses based upon past experience modified for current trends. With the exception of workers’ compensation losses, loss reserves are not discounted. Estimated amounts of salvage and subrogation on paid and unpaid losses are deducted from the liability for unpaid claims. The estimated liabilities may be more or less than the amount ultimately paid when the claims are settled. Management and the Company’s independent consulting actuary regularly review the estimates of reserves needed and any changes are reflected in current operating results.
The Company discounts its liability for workers’ compensation case reserves on a tabular basis, using the National Council on Compensation Insurance Workers’ Compensation Statistical Plan Table III A at a rate of 3.5%. The amount of discount at December 31, 2003 and 2004 is $4,920,000 and $4,531,000, respectively. Reserves for losses incurred but not reported and for LAE are not discounted.
Structured settlements have been negotiated for claims on certain insurance policies. Structured settlements are agreements to provide periodic payments to claimants, and are funded by annuities purchased from various life insurance companies. The Company remains primarily liable for payment of these claims for which the liability has not been assigned to a third party. Accordingly, a liability and a corresponding deposit in the amount of $5,478,000 and $5,520,000 at December 31, 2003 and 2004, respectively, are recorded in the Company’s consolidated balance sheet in other liabilities and other assets, respectively.
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
Other financial instruments
The fair value of the Company’s other financial instruments, principally premiums receivable and certain non-insurance related liabilities, does not vary significantly from the amounts assigned in these financial statements.

3. Related Party Transactions
The Company and MNH operate and manage their business with Merchants Mutual Insurance Company (“Mutual”) under a services agreement (the “Services Agreement”) that became effective January 1, 2003. At December 31, 2004, Mutual owned 12.1% of the Company’s outstanding common stock. The Company and MNH do not have any operating assets or employees. In accordance with the Services Agreement, Mutual provides the Company with facilities, management and personnel required to operate its day-to-day business, including the following services: administrative services, underwriting services, claims services and investment and cash management services. The Services Agreement contains termination provisions that vary based on the service rendered. Underwriting services may be terminated on one year’s notice, but the termination may not be effective before January 1, 2008. Claims services and administrative services may be terminated on 6 months notice. Investment services may be terminated upon one year’s notice at any time.
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
Effective January 1, 2003, Mutual and MNH agreed to pool, or share, underwriting results on their traditional insurance business (the “Traditional Business”) by means of a reinsurance pooling agreement (the “Pooling Agreement”). It does not apply to any new endeavor of either Mutual or MNH outside of their Traditional Business, unless the companies agree otherwise. The Pooling Agreement applies to premiums earned and losses incurred after the effective date.
The Pooling Agreement provides for MNH to cede, or transfer, to Mutual all premiums and risks on its Traditional Business during the term of the agreement, and then to assume from Mutual a percentage of all of Mutual’s and MNH’s Traditional Business (the “Pooled Business”). MNH assumed 40% and 35% of the Pooled Business in 2003 and 2004, respectively. MNH’s share of the pooled business will be reduced to 30% in 2005, though not to exceed $50.0 million in assumed net written premiums. MNH’s share of the Pooled Business will be reduced to 25% in 2006 and 2007, though not to exceed $42.5 million and $37.5 million in assumed net written premiums in 2006 and 2007, respectively.
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
4. Investments
Investments in fixed maturities, preferred stock and other long-term investments
The amortized cost and estimated fair value of investments in fixed maturities held to maturity and available for sale and the cost and estimated fair value of preferred stock and other long term investments are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2004

Fixed maturities:

Available for sale

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,028	$29	$29	$5,028
Obligations of states and political subdivisions	41,010	100	131	40,979
Corporate securities	27,929	136	62	28,003
Mortgage and asset backed securities	110,204	557	679	110,082

Total	$184,171	$822	$901	$184,092

Preferred stock	$3,392	$117	$—	$3,509

Other long-term investments	$2,646	$50	$—	$2,696

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2003

Fixed maturities:

Available for sale

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$8,171	$206	$—	$8,377
Obligations of states and political subdivisions	43,189	369	157	43,401
Corporate securities	27,767	977	30	28,714
Mortgage and asset backed securities	113,188	1,033	908	113,313

Total	$192,315	$2,585	$1,095	$193,805

Preferred stock	$5,985	$112	$300	$5,797

Other long-term investments	$2,167	$—	$—	$2,167

A summary of investment securities that as of December 31, 2004 and 2003 have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or more follows:

	Less than 12 months		12 months or more
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(in thousands)
December 31, 2004

Fixed maturities:

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,977	$29	$—	$—
Obligations of states and political subdivisions	11,943	65	3,502	66
Corporate securities	6,996	40	972	22
Mortgage and asset backed securities	55,173	525	5,011	154

Total	$77,089	$659	$9,485	$242

Preferred stock	$—	$—	$—	$—

Other long-term investments	$—	$—	$—	$—

	Less than 12 months		12 months or more
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(in thousands)
December 31, 2003

Fixed maturities:

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$—	$—	$—
Obligations of states and political subdivisions	12,501	157	—	—
Corporate securities	963	30	—	—
Mortgage and asset backed securities	56,796	898	1,334	10

Total	$70,260	$1,085	$1,334	$10

Preferred stock	$—	$—	$2,200	$300

Other long-term investments	$—	$—	$—	$—

None of the securities in the table above were determined to have any fundamental issues that would cause the Company to believe that they were other-than-temporarily impaired. All of the Company’s securities in an unrealized loss position at December 31, 2004 were rated as investment grade. The Company has the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in market value.
Included in net investment losses for 2004 are $700,000 of write downs on securities which the Company determined had experienced an other-than-temporary decline in market value. There were no such write downs in 2003 or 2002.
The amortized cost and fair value of fixed maturities by expected maturity at December 31, 2004 are shown below. Mortgage and asset backed securities are distributed in the table based upon management’s estimate of repayment periods. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
		Fair
	Amortized Cost	Value
	(in thousands)
Due in one year or less	$49,194	$49,275
Due after one year through five years	112,616	112,476
Due after five years through ten years	18,887	18,870
Due after ten years	3,474	3,471

Total	$184,171	$184,092

Discount and premium pertaining to collateralized mortgage obligations are amortized over the securities’ estimated redemption periods using the effective interest method. Yields used to calculate premium or discount are adjusted for prepayments quarterly.
Fixed maturities with a par value of $1,900,000 were on deposit at December 31, 2004 with various state insurance departments in compliance with applicable insurance laws.
Proceeds from sales of fixed maturity securities, preferred stock and common stock and gross realized gains and losses related to such sales are as follows:

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Proceeds from sales	$10,641	$11,089	$54,189
Gross realized gains	479	2,500	1,442
Gross realized losses	—	—	489

Net investment income
Net investment income consists of:

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Fixed maturities	$7,873	$8,534	$9,917
Short-term investments	64	45	181
Other	297	525	639

Total investment income	8,234	9,104	10,737
Investment expenses	353	289	334

Net investment income	$7,881	$8,815	$10,403

5. Reinsurance
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

The effect of reinsurance transactions on premiums written and earned for the years ended December 31, 2002, 2003 and 2004 is as follows:

	2004		2003		2002
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
	Written	Earned	Written	Earned	Written	Earned
	(in thousands)
Direct	$53,900	$55,528	$58,233	$63,517	$72,803	$88,234

Assumed
With third parties	1,519	1,814	1,412	1,694	2,294	1,923
Pooling Agreement	53,102	57,123	98,207	65,098	—	—

Subtotal	54,621	58,937	99,619	66,792	2,294	1,923

Ceded
With third parties	(2,967)	(2,891)	(3,077)	(3,337)	(4,569)	(7,037)
Pooling Agreement	(52,452)	(54,451)	(90,596)	(61,875)	—	—

Subtotal	(55,419)	(57,342)	(93,673)	(65,212)	(4,569)	(7,037)

Net Premiums	$53,102	$57,123	$64,179	$65,097	$70,528	$83,120

Reinsurance transactions had the following effect on net losses and LAE incurred for the years ended December 31, 2002, 2003 and 2004.

	2004	2003	2002
	(in thousands)
Direct	$38,392	$59,326	$65,064

Assumed
With third parties	1,453	1,631	1,465
Pooling Agreement	35,137	49,336	—

Subtotal	36,590	50,967	1,465

Ceded
With third parties	(3,754)	(8,779)	(3,656)
Pooling Agreement	(33,547)	(51,902)	—

Subtotal	(37,301)	(60,681)	(3,656)

Net losses and LAE	$37,681	$49,612	$62,873

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

6. Reserve for Losses and Loss Adjustment Expenses
     Activity in the reserve for losses and LAE is summarized as follows:

	2004	2003
	(in thousands)
Reserve for losses and LAE at beginning of year	$146,474	$147,136
Less reinsurance recoverables	22,715	19,380

Net balance at beginning of year	123,759	127,756

Provision for losses and LAE for claims occurring in:
Current year	38,524	49,702
Prior years	(843)	(90)

	37,681	49,612

Loss and LAE payments for claims occurring in:
Current year	13,647	18,441
Prior years	35,008	35,168

	48,655	53,609

Reserve for losses and LAE at end of year, net	112,785	123,759
Plus reinsurance recoverables	15,630	22,715

Balance at end of year	$128,415	$146,474

In 2004, the Company decreased reserves for prior years by $843,000 primarily due to favorable loss development related to private passenger auto liability and workers’ compensation policies, somewhat offset by unfavorable development on its commercial package policies. In 2003, the Company decreased reserves for prior years by $90,000.

7.	Demand Loan

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

8.	Income Taxes

The provision (benefit) for income taxes consists of:

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Current	$1,032	$728	$1,248
Deferred	(113)	311	481

Total income tax provision	$919	$1,039	$1,729

A reconciliation of the difference between the Company’s total income tax provision and that calculated using statutory income tax rates is as follows:

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Computed provision at statutory rate	$1,592	$1,837	$1,451
Adjustments:
State income taxes, net of federal effect	—	(479)	447
Tax-exempt investment income	(315)	(217)	(85)
Dividend received deduction	(47)	(79)	(94)
Adjustments to prior years’ taxes	(196)	—	—
Reversal of excess tax reserves related to uncertain tax positions	(120)	—	—
Other	5	(23)	10

Total income tax provision	$919	$1,039	$1,729

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

Deferred tax (liabilities) assets are comprised of the following:

	December 31,
	2004	2003
	(in thousands)
Deferred policy acquisition costs	$(2,574)	$(2,932)
Unrealized net investment gains	—	(338)
Bond discounts	(39)	(644)
Other	(143)	(177)

Total deferred tax liabilities	(2,756)	(4,091)

Discounting of reserve for losses and loss adjustment expenses	5,354	6,102
Unearned premiums	1,997	2,280
Unrealized net investment losses	251	—
Other	182	206

Total deferred tax assets	7,784	8,588

Net deferred income taxes	$5,028	$4,497

Although realization is not assured, based upon the evidence available the Company believes that it is more likely than not that the net deferred income tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are not achieved.

9.	Stockholders’ Equity

Dividends

The Company depends on dividends from its subsidiary, MNH, to pay cash dividends to its stockholders and to meet its expenses. MNH is subject to New Hampshire state insurance laws which restrict its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of an insurer’s policyholders’ surplus as of the preceding December 31. The maximum amount of dividends that MNH could pay during any twelve-month period ending in 2005 without the prior approval of the New Hampshire Insurance Commissioner is $6,171,000.

Stock option plan

The Company’s stock option plan (the “Plan”), which reserved 200,000 shares of common stock for issuance to the Company’s and MNH’s officers and key employees of the Company’s affiliate, Mutual, expired in 1996. Under the Plan, qualified and non-qualified stock options were granted at amounts not less than the fair market value of the Company’s stock on the date of grant. Options granted under the Plan have a 10 year life and vested in cumulative annual increments of 25% commencing one year from the date of grant.

In accounting for the Plan, the Company remains under the expense recognition provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” but follows the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock Based Compensation”. No options were granted in 2002, 2003 or 2004 and, therefore, no compensation expense was recognized in those years.

A summary of the status of the Company’s outstanding options as of December 31, 2002, 2003 and 2004, and changes during the years ending on those dates is presented below:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price	Outstanding	Price Beginning
Beginning of year	35,500	$21.00	35,500	$21.00	35,500	21.00
Granted	—	—	—	—	—	—
Exercised	(4,000)	21.00	—	—	—	—
Forfeited	—	—	—	—	—	—

End of year	31,500	21.00	35,500	21.00	35,500	21.00

Options exercisable at year-end	31,500	21.00	35,500	21.00	35,500	21.00

The following table summarizes information about the Company’s outstanding stock options at December 31, 2004:

Number	Remaining	Average	Number
Outstanding	Contractual	Exercise	Exercisable
at 12/31/04	Life in Years	Price	at 12/31/04
31,500	1.1	$21.00	31,500
Common stock repurchases

During 2002, the Company repurchased 114,300 shares of its common stock. There were no common stock repurchases in 2003 or 2004. The Company was holding 1,139,700 shares in treasury at December 31, 2004.

Preferred stock

The Company’s Preferred stock, no par value, $424.30 stated value, consists of 10,000 shares authorized; no shares were issued or outstanding at December 31, 2003 or December 31, 2004. The Company also has 3,000,000 shares of $.01 par value preferred stock which is authorized and unissued.

10.	Earnings Per Share

The computations for basic and diluted earnings per share are as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands except per share amounts)
Basic:
Net income	$3,762	$4,365	$2,538
Weighted average shares outstanding	2,114	2,110	2,125
Basic earnings per share	$1.78	$2.07	$1.19
Diluted:
Net income	$3,762	$4,365	$2,538
Weighted average shares outstanding	2,114	2,110	2,125
Plus incremental shares from assumed conversion of stock options	4	1	4

Weighted average shares outstanding-adjusted	2,118	2,111	$2,129

Diluted earnings per share	$1.78	$2.07	$1.19

11.	Underwriting Results by Product

The following table shows for each of the years in the three year period ended December 31, 2004, the amount of the Company’s net premiums earned for each of its major products and the calendar year loss and allocated loss adjustment expense (ALAE) ratio for each product. The loss and ALAE ratio is one measure of product profitability and shows the relationship of incurred losses and allocated loss adjustment expenses to net premiums earned for a given period.

	For The Year Ended December 31,
			(000’s)
	2004		2003		2002
	Net	Loss &	Net	Loss &	Net	Loss &
	Premiums	ALAE	Premiums	ALAE	Premiums	ALAE
	Earned	Ratio	Earned	Ratio	Earned	Ratio
Private passenger auto liability	9,543	59.0%	13,131	75.6%	20,747	139.4%
Homeowners	5,541	63.6%	6,352	52.3%	9,624	54.5%
Commercial auto liability	12,532	53.5%	12,561	23.9%	9,636	39.1%
Workers’ compensation	4,535	31.4%	4,619	188.8%	5,211	29.3%
Commercial package	15,764	76.7%	16,449	79.1%	21,904	58.7%
General liability	700	165.5%	638	406.9%	339	-65.9%
Other	8,508	43.5%	11,347	45.5%	15,659	47.9%
Total
Total	$57,123	59.9%	$65,097	70.3%	$83,120	71.7%
Total
12.	Benefit Programs

Mutual maintains a capital accumulation plan which is a profit sharing plan under Section 401(a) of the Internal Revenue Code that covers all employees who have completed six months of service. Mutual matches at least 15% and up to 100% of employee contributions, based on the combined net operating profits of Mutual and MNH. Additional contributions may be made at the discretion of the Board of Directors of Mutual. Under the terms of the management agreement, the Company’s portion of the total contribution was $370,000 for the year ended December 31, 2002. The portion of the 2003 and 2004 service fees charged to the Company by Mutual relating to Mutual’s contribution to its capital accumulation plan were $414,000 and $213,000, respectively.

In 2002, Mutual established a supplemental executive compensation plan covering certain employees. Under terms of the management agreement, the Company’s portion of the total contribution related to this plan was $50,000 for the year ended December 31, 2002. The portion of the 2003 and 2004 service fees charged to the Company by Mutual relating to Mutual’s contribution to its supplemental executive compensation plan were $59,000 and $36,000, respectively.

13.	Commitments and Contingencies

MNH, like many other property and casualty insurance companies, is subject to environmental damage claims asserted by or against its insureds. Management is of the opinion that based on various court decisions throughout the country, such claims should not be recoverable under the terms of MNH’s insurance policies because of either specific or general coverage exclusions contained in the policies. However, there is no assurance that the courts will agree with MNH’s position in every case, nor can there be assurance that material claims will not be asserted under policies which a court will find do not explicitly or implicitly exclude claims for environmental damages. Management, however, is not aware of any pending claim or group of claims which would result in a liability that would have a material adverse effect on the financial condition of MNH.
     In addition to the foregoing, MNH may be a defendant from time to time in a number of other legal proceedings in the ordinary course of its business. Management of the Company is of the opinion that the ultimate aggregate liability, if any, resulting from such proceedings will not materially affect the financial condition of MNH or the Company.