Form 10-Q/A
period 2005-03-31
MERCHANTS GROUP INC
filed 2006-03-29
CIK 803027

\

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q/A
Amendment No. 1

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
                         Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 29, 2005:
2,114,152 shares of Common Stock.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MERCHANTS GROUP, INC.
CONSOLIDATED BALANCE SHEET
(in thousands)

	March 31,	December 31,
	2005	2004
	(unaudited)
Assets
Investments:
Fixed maturities:
Available for sale at fair value (amortized cost $186,289 in 2005 and $184,171 in 2004)	$183,941	$184,092
Preferred stock at fair value	3,669	3,509
Other long-term investments at fair value	582	2,696
Short-term investments	975	7,412

Total investments	189,167	197,709

Cash	2,920	145
Interest due and accrued	1,161	1,079
Premiums receivable from affiliate, net of allowance for doubtful accounts of $190 in 2005 and $215 in 2004	12,903	15,136
Deferred policy acquisition costs from affiliate	6,245	7,570
Reinsurance recoverable on paid and unpaid losses	14,983	15,630
Prepaid reinsurance premiums from affiliate	4,177	4,595
Deferred income taxes	5,665	5,028
Other assets	7,244	8,812

Total assets	$244,465	$255,704

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED BALANCE SHEET
(in thousands except share amounts)

	March 31,	December 31,
	2005	2004
	(unaudited)
Liabilities and Stockholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses (affiliate $45,192 and $44,094)	$124,194	$128,415
Unearned premiums from affiliate	28,195	33,685
Payable for securities	7,254	4,751
Payable to affiliate	2,663	5,571
Retrospective commission payable to affiliate	1,996	1,141
Income taxes payable	334	—
Other liabilities (affiliate $2,504 and $4,262)	8,273	10,167

Total liabilities	172,909	183,730

Stockholders’ equity:
Common stock, 10,000,000 shares authorized, 2,114,152 shares issued and outstanding at March 31, 2005 and December 31, 2004	33	33
Additional paid in capital	35,878	35,878
Treasury stock, 1,139,700 shares at March 31, 2005 and December 31, 2004	(22,766)	(22,766)
Accumulated other comprehensive income (loss)	(1,929)	(536)
Accumulated earnings	60,340	59,365

Total stockholders’ equity	71,556	71,974

Commitments and contingent liabilities	—	—

Total liabilities and stockholders’ equity	$244,465	$255,704

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands except per share amounts)

	Three Months
	Ended March 31,
	2005	2004
	(unaudited)
Revenues:
Net premiums earned from affiliate	$11,977	$14,069
Net investment income	1,936	2,054
Net investment gains	—	377
Other revenues from affiliate	136	166

Total revenues	14,049	16,666

Expenses:
Net losses and loss adjustment expenses ($6,196 and $8,298 from affiliate)	7,294	10,089
Amortization of deferred policy acquisition costs from affiliate	3,114	3,658
Other underwriting expenses ($1,864 and $1,524 from affiliate)	2,042	1,789

Total expenses	12,450	15,536

Income before income taxes	1,599	1,130
Income tax provision	411	319

Net income	$1,188	$811

Earnings per share:
Basic	$.56	$.38

Diluted	$.56	$.38

Weighted average shares outstanding:
Basic	2,114	2,112
Diluted	2,119	2,116
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

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Three Months
	Ended March 31,
	2005	2004
	(unaudited)
Common stock:
Beginning of period	$33	$32
Exercise of common stock options	—	1

End of period	33	33

Additional paid in capital:
Beginning of period	35,878	35,795
Exercise of common stock options	—	83

End of period	35,878	35,878

Treasury stock beginning and end:	(22,766)	(22,766)

Accumulated other comprehensive income (loss):
Beginning of period	(536)	750
Other comprehensive income (loss)	(1,393)	929

End of period	(1,929)	1,679

Accumulated earnings:
Beginning of period	59,365	56,448
Net income	1,188	811
Cash dividends (to affiliate $26 and $26)	(213)	(211)

End of period	60,340	57,048

Total stockholders’ equity	$71,556	$71,872

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Three Months
	Ended March 31,
	2005	2004
	(unaudited)
Cash flows from operations:
Collection of premiums from affiliate	$9,137	$11,222
Payment of losses and loss adjustment expenses (affiliate $5,098 and $5,849)	(9,412)	(14,256)
Payment of other underwriting expenses (affiliate $(4,441) and $(6,094)	(4,755)	(6,274)
Investment income received	1,928	2,115
Investment expenses paid	(102)	(73)
Income taxes (paid) recovered	—	(10)
Other from affiliate	138	166

Net cash used in operations	(3,066)	(7,110)

Cash flows from investing activities:
Proceeds from fixed maturities sold or matured	12,214	8,330
Purchase of fixed maturities	(14,306)	(18,284)
Net decrease in other long-term investments	2,114	—
Net (increase) decrease in short-term investments	6,437	(1,876)
Increase in payable for securities	2,503	10,839
Decrease in receivable for securities	—	893

Net cash provided by (used in) investing activities	8,962	(98)

Cash flows from financing activities:
Settlement of affiliate balances, net	(2,908)	7,316
Exercise of common stock options	—	84
Cash dividends (to affiliate $26 and $26)	(213)	(211)

Net cash provided by (used in) financing activities	(3,121)	7,189

Increase (decrease) in cash	2,775	(19)

Cash:
Beginning of period	145	23

End of period	$2,920	$4

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
RECONCILIATION OF NET INCOME TO NET CASH
USED IN OPERATIONS
(in thousands)

	Three Months
	Ended March 31,
	2005	2004
	(unaudited)
Net income	$1,188	$811

Adjustments:
Amortization (accretion), net	(27)	(14)
Realized investment gains	—	(377)

(Increase) decrease in assets:
Interest due and accrued	(82)	2
Premiums receivable from affiliate	2,233	1,911
Deferred policy acquisition costs from affiliate	1,325	1,291
Reinsurance recoverable on paid and unpaid losses	647	2,424
Prepaid reinsurance premiums from affiliate	418	(693)
Income taxes receivable	—	267
Deferred income taxes	80	42
Other assets	1,568	(1,231)

Increase (decrease) in liabilities:
Reserve for losses and loss adjustment expenses (affiliate $1,468 and $2,449)	(4,221)	(5,162)
Unearned premiums from affiliate	(5,490)	(4,246)
Income taxes payable	334	—
Retrospective commission payable to affiliate	855	344
Other liabilities (affiliate $(1,758) and $(2,564))	(1,894)	(2,479)

Net cash used in operations	$(3,066)	$(7,110)

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Subsequent Event
The consolidated financial statements have been amended for the following:
•	Where applicable, the amounts of related party transactions with the Company’s affiliate have been disclosed on the face of the financial statements.

•	Historically the Company included in its Consolidated Balance Sheet within “Other Liabilities,” the net present value of the aggregate amount of its contingent liability related to claims settled by the purchase of structured settlements. A corresponding asset was included in “Other Assets” for the same amount. In such transactions, the Company purchases annuities for claimants from life insurance carriers. The Company believed that in all instances in which a structured settlement was purchased, it remained contingently liable to its claimant if the life insurance company were to default on payment of the structured settlement. Many of the Company’s structured settlements include “Uniform Qualified Assignments.” In 2006, the Company received guidance from its legal counsel that such Uniform Qualified Assignments relieve the Company of any contingent liability for which the Assignment is properly executed. The Company included a liability in its Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004 for all instances where structured settlements were purchased, including those where the Company received a Uniform Qualified Assignment. Other Liabilities and Other Assets included structured settlements with Uniform Qualified Assignments of $4,745,000 at March 31, 2005 and December 31, 2004. The Company’s Consolidated Balance Sheets at March 31, 2005 and December 31, 2004 have been adjusted to reflect this overstatement. This adjustment had no effect on the Company’s net income, stockholders’ equity or cash flows.
2. Principles of Consolidation and Basis of Presentation
The consolidated balance sheet as of March 31, 2005 and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for the three months ended March 31, 2004 and 2005, respectively, are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of financial position and results of operations. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.
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
4. Earnings Per Share
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

5. Reserve for Loss and Loss Adjustment Expenses
The following table presents the liability for reserves for loss and loss adjustment expenses separated into case reserves, reserves for losses incurred but not reported (IBNR) and reserves for loss adjustment expense (LAE) by major product:

	March 31,	December 31,
	2005	2004
Case reserves:
PPA liability	$8,361	$10,099
Homeowners	2,221	2,097
Commercial auto liability	6,895	7,677
Workers’ compensation	15,350	15,697
Commercial package	14,084	13,795
General liability	767	750
Other	146	243

Total case reserves	47,824	50,359

IBNR:
PPA liability	5,901	6,197
Homeowners	213	257
Commercial auto liability	6,116	6,154
Workers’ compensation	9,230	9,884
Commercial package	14,371	14,467
General liability	1,934	1,107
Other	(372)	(223)

Total IBNR	37,393	37,843

Reserve for LAE:
PPA liability	2,767	2,973
Homeowners	623	640
Commercial auto liability	1,969	1,852
Workers’ compensation	2,308	2,125
Commercial package	13,028	13,712
General liability	3,180	3,145
Other	119	136

Total reserve for LAE	23,994	24,583

Subtotal	109,211	112,785
Reinsurance recoverables	14,983	15,630

Reserve for losses and LAE	$124,194	$128,415

Included in the reserve for losses and LAE at March 31, 2005 was $13,135,000 of reserves for accident years 1995 and prior. Reserves related to workers’ compensation comprised $9,051,000 of this amount at March 31, 2005. The following table presents workers’ compensation claim count and paid loss data for accident years older than ten years as of each date:

	For the three months	For the year ended
	March 31,	December 31,
	2005	2004
	(dollars in thousands)
Number of claims pending, beginning of period	51	44
Number of claims reported	—	—
Number of claims settled or dismissed	(7)	(2)

Number of claims pending, end of period	44	42

Losses paid ($000’s)	$125	$388
Loss settlement expenses paid ($000’s)	$14	$25
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
This 10.8 percentage point decrease in the loss and LAE ratio was due to a 9.9 percentage point decrease in the loss and LAE ratio for the current accident year to 61.0% in 2005 from 70.9% in 2004. The Company recorded no significant changes in its reserves for prior accident years in 2005 and 2004. The reserve development for each product and for each accident year during 2005 was within the range of reasonably likely reserves by product as of December 31, 2004.
This 9.9 percentage point decrease in the loss and LAE ratio for the current accident year primarily resulted from improvements in most products with the greatest impact due to:
–	A 15.9 percentage point improvement in the accident quarter direct loss and ALAE ratio in the Company’s PPA product from 75.6% to 59.7%, resulting from increased fraud prevention, detection and prosecution efforts, resulting from certain legislative changes in New York State. The impact of these reforms enacted in 2002 are gradually working their way into our loss experience and are being reflected in our results. PPA is one of the Company’s largest product lines and represents approximately 27% of the Company’s net earned premiums. The decrease in the PPA overall loss and LAE ratio decreased the Company’s overall loss and LAE ratio by approximately 2.9 percentage points.

–	Mild weather in the Company’s operating territory during the first quarter of 2005 contributed to significant decreases in claim frequency (reported claims per earned policy) in the Company’s homeowners and commercial property products. The homeowners claim frequency decreased to 4.4% in 2005 from 6.5% in 2004 and the commercial property claim frequency decreased to 11.6% in 2005 from 15.9% in 2004.
The Company made no changes to the key assumptions used in evaluating the adequacy of its reserves for losses and LAE during the first quarter of 2005. A reasonable possibility exists in any quarter or year that relatively minor fluctuations in the estimate of reserves for losses and LAE may have a significant impact on the Company’s net income. This is due primarily to the size of the Company’s reserves for losses and LAE ($124,194,000 at March 31, 2005) relative to its net income. See “Critical Accounting Policies and Estimates” for a further discussion of the Company’s Reserves for Losses and LAE.

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
Estimated ultimate losses and LAE and the resulting reserve for losses and LAE are determined based on the results of the methods described above along with the following considerations:
•	How results of methods based on paid losses compare to methods based on incurred losses.

•	How results of paid and incurred development methods compare to results of paid and incurred BF methods.

•	Whether diagnostic tests cause management to favor the results of one or more methods over the results of other methods. Such tests include:

•	closed claim to reported claim ratios

•	average case reserves per open claim

•	paid loss per closed claim

•	paid loss to incurred loss ratios

•	the reasonableness of ultimate loss & ALAE ratios and ultimate severities

•	management’s consideration of other factors such as premium and loss trends, large loss experience, legislative and judicial changes and changes in underwriting guidelines and practices.
To the extent these considerations result in changes to the Company’s estimates of reserves for losses and LAE related to prior accident years, the Company recognizes such changes in the accounting period in which the change becomes known.
As stated previously, the above methods assume that past experience adjusted for the effects of current developments and trends is an appropriate basis for predicting future events. As a result of a number of factors, it is possible that ultimate actual payments for losses and LAE will differ from amounts contemplated in recorded reserves. A range of reasonably likely reserves by product as of March 31, 2005, net of reinsurance recoverables, developed by the Company’s actuaries based on a variety of generally accepted actuarial methods is shown in the table below. Generally the low and the high values in the range represent reasonable minimum and maximum amounts of these actuarial indications using the methods described above.

	Range of Net Loss & LAE Reserves ($000’s)
Products	Low	Recorded	High
Personal Auto	$14,564	$16,975	$19,215
Homeowners	$2,430	$3,057	$3,727
Commercial Auto	$11,349	$14,933	$19,085
Workers Compensation	$22,397	$26,887	$31,592
Commercial General Liability	$35,261	$44,000	$55,221
Commercial Property	$2,012	$3,364	$4,847
Other	$(4)	$(5)	$(6)
All Products	$98,618	$109,211	$120,352
Because the reserve estimates by product are independent of each other it is highly unlikely that the low estimate or the high estimate for each product will occur at the same time. Accordingly, the low and the high estimates for “All Products” shown above are greater than the sum of the low estimates and less than the sum of the high estimates resulting in a narrower range.
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

Fixed Maturities
Expected Cash Flows of Principal Amounts ($ in 000’s):

							TOTAL
								Esti-
							Amor-	mated
						There-	tized	Market
	2005	2006	2007	2008	2009	after	Cost	Value
Available for Sale
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$2,016	$0	$0	$3,006	$0	$0	$5,022	$4,955
Average interest rate	4.4%	0.0%	0.0%	3.2%	0.0%	0.0%	—	—

Obligations of states and political subdivisions	7,189	9,500	3,871	15,403	4,867	1,848	42,678	42,120
Average interest rate	3.1%	3.4%	4.3%	3.9%	4.2%	5.0%	—	—

Corporate securities	12,552	998	0	3,240	7,078	4,338	28,206	27,919
Average interest rate	4.0%	3.2%	0.0%	3.7%	4.9%	7.0%	—	—

Mortgage & asset backed securities	21,013	23,609	18,767	13,280	3,180	30,534	110,383	108,947
Average interest rate	4.8%	4.8%	4.8%	4.9%	5.0%	5.1%	—	—

Total	$42,770	$34,107	$22,638	$34,929	$15,125	$36,720	$186,289	$183,941

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
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits

(a	)	Exhibits.
Exhibits required by Item 601 of Regulation S-K.

3	(a)	Restated Certificate of Incorporation (incorporated by reference to Exhibit No. 3C to Amendment No. 1 to the Company’s Registration Statement No. 33-9188 on Form S-1 Filed on November 7, 1986.

(b	)	Restated By-laws (incorporated by reference to Exhibit 3D to Amendment No. 1 to the Company’s Registration Statement No. 33-9188 on Form S-1 filed on November 7, 1986.

4		Instruments defining the rights of security holders, including indentures – N/A.

5		Opinion re legality – N/A.

10	(a)	Management Agreement dated as of September 29, 1986 by and among Merchants Mutual Insurance Company, Registrant and Merchants Insurance Company of New Hampshire, Inc. (incorporated by reference to Exhibit No. 10(a) to the Company’s Registration Statement (No. 33-9188) on Form S-1 filed on September 30, 1986).

(b	)	Services Agreement Among Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and Merchants Group, Inc. dated January 1, 2003 (incorporated by reference to Exhibit No. 10(b) to the Company’s 2003 Quarterly Report on Form 10-Q filed on May 14, 2003).

(c	)	Reinsurance Pooling Agreement between Merchants Insurance Company of New Hampshire, Inc. and Merchants Mutual Insurance Company effective January 1, 2003 (incorporated by reference to Exhibit No. 10(c) to the Company’s 2003 Quarterly Report on Form 10-Q filed on May 14, 2003).

(d	)	Endorsement to the Casualty Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and American Reinsurance Company dated February 23, 2004 (incorporated by reference to Exhibit 10(d) to the Company’s 2004 Annual Report on Form 10-K filed on March 31, 2005).

(e	)	Property Per Risk Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and American Reinsurance Company dated April 16, 2004 (incorporated by reference to Exhibit 10(f) to the Company’s 2004 Quarterly Report on Form 10-Q filed on November 10, 2004).

(f	)	Property Catastrophe Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and the various reinsurers as identified by the Interest and Liabilities Agreements attaching to and forming part of this Agreement (incorporated by reference to Exhibit 10(g) to the Company’s quarterly report on Form 10-Q filed on November 10, 2004).

(g	)	Quota Share Reinsurance Treaty Agreement between Merchants Insurance Company of New Hampshire, Inc. and The Subscribing Underwriting Members of Lloyd’s, London specifically identified on the schedules attached to this agreement dated January 1, 2000 (incorporated by reference to Exhibit 10(h) to the Company’s 2000 Annual Report on Form 10-K filed on March 28, 2001).

(h	)	Merchants Mutual Capital Accumulation Plan (incorporated by reference to Exhibit No. 10(g) to the Company’s Registration Statement (No. 33-9188) on Form S-1 filed on September 30, 1986).

(i	)	Merchants Mutual Capital Accumulation Plan, fifth amendment, effective January 1, 1999 (incorporated by reference to Exhibit 10(j) to the Company’s 2000 Annual Report on Form 10-K filed on March 28, 2001).

*	(j)	Form of Amended Indemnification Agreement entered into by Registrant with each director and executive officer of Registrant (incorporated by reference to Exhibit No. 10(n) to Amendment No. 1 to the Company’s Registration Statement on (No. 33-9188) Form S-1 filed on November 7, 1986).

*	(k)	Merchants Mutual Insurance Company Adjusted Return on Equity Incentive Compensation Plan January 1, 2000 (incorporated by reference to Exhibit 10(p) to the Company’s 2000 Annual Report on Form 10-K filed on March 28, 2001).

*	(l)	Merchants Mutual Insurance Company Adjusted Return on Equity Long Term Incentive Compensation Plan January 1, 2000 (incorporated by reference to Exhibit 10(q) to the Company’s 2000 Annual Report on Form 10-K filed on March 28, 2001).

*	(m)	Amendment No. 1 to Employee Retention Agreement between Robert M. Zak and Merchants Mutual Insurance Company originally dated as of May 1, 1999, dated February 6, 2002 (incorporated by reference to Exhibit 10(s) to the Company’s 2002 Annual Report on Form 10-K filed on March 31, 2003).

*	(n)	Amendment No. 1 to Employee Retention Agreement between Edward M. Murphy and Merchants Mutual Insurance Company originally dated as of March 1, 1999, dated February 6, 2002 (incorporated by reference to Exhibit 10(t) to the Company’s 2002 Annual Report on Form 10-K filed on March 31, 2003).

*	(o)	Amendment No. 1 to Employee Retention Agreement between Kenneth J. Wilson and Merchants Mutual Insurance Company originally dated as of March 1, 1999, dated February 6, 2002 incorporated by reference to Exhibit 10(u) to the Company’s 2002 Annual Report on Form 10-K filed on March 31, 2003.

11		Statement re computation of per share earnings – N/A.

12		Statement re computation of ratios – N/A.

15		Letter re unaudited interim financial information – N/A.

18		Letter re change in accounting principles – N/A.

19		Report furnished to security holder – N/A.

22		Published report regarding matters submitted to vote of security holders – N/A.

23		Consents of experts and counsel – N/A.

24		Power of attorney – N/A.

31		Rule 13a-14(a)/15d-14(a) Certifications (filed herewith)

	32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) (filed herewith).

*   Indicates a management contract or compensation plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCHANTS GROUP, INC.
(Registrant)

Date: March 28, 2006	By:	/s/ Kenneth J. Wilson
Kenneth J. Wilson
Chief Financial Officer and Treasurer (duly authorized officer of the registrant and chief accounting officer)