Form 10-Q/A
period 2005-06-30
MERCHANTS GROUP INC
filed 2006-03-29
CIK 803027

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
	(unaudited)
Assets
Investments:
Fixed maturities:
Available for sale at fair value (amortized cost $179,439 in 2005 and $184,171 in 2004)	$178,938	$184,092
Preferred stock at fair value	4,487	3,509
Other long-term investments at fair value	625	2,696
Short-term investments	10,228	7,412

Total investments	194,278	197,709

Cash	1,030	145
Interest due and accrued	1,040	1,079
Premiums receivable from affiliate, net of allowance for Doubtful accounts of $186 in 2005 and $215 in 2004	14,429	15,136
Deferred policy acquisition costs from affiliate	6,586	7,570
Reinsurance recoverable on paid and unpaid losses	15,236	15,630
Prepaid reinsurance premiums from affiliate	4,938	4,595
Deferred income taxes	4,824	5,028
Receivable from affiliate	991	—
Other assets	7,598	8,812

Total assets	$250,950	$255,704

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED BALANCE SHEET
(in thousands except share amounts)

	June 30,	December 31,
	2005	2004
	(unaudited)
Liabilities and Stockholders’ Equity

Liabilities:
Reserve for losses and loss adjustment expenses (affiliate $45,700 and $44,094)	$120,431	$128,415
Unearned premiums from affiliate	30,270	33,685
Payable for securities	11,009	4,751
Payable to affiliate	—	5,571
Retrospective commission payable to affiliate	3,004	1,141
Income taxes payable	1,204	—
Other liabilities (affiliate $3,577 and $4,262)	9,311	10,167

Total liabilities	175,229	183,730

Stockholders’ equity:
Common stock, 10,000,000 shares authorized, 2,114,152 shares issued and outstanding at June 30, 2005 and December 31, 2004	33	33
Additional paid in capital	35,878	35,878
Treasury stock, 1,139,700 shares at June 30, 2005 and December 31, 2004	(22,766)	(22,766)
Accumulated other comprehensive loss	(731)	(536)
Accumulated earnings	63,307	59,365

Total stockholders’ equity	75,721	71,974

Commitments and contingent liabilities	—	—

Total liabilities and stockholders’ equity	$250,950	$255,704

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(unaudited)
Revenues:
Net premiums earned from affiliate	$12,767	$14,364	$24,744	$28,433
Net investment income	1,908	1,965	3,844	4,019
Net investment gains	—	93	—	470
Other revenues from affiliate	114	97	250	263

Total revenues	14,789	16,519	28,838	33,185

Expenses:
Net losses and loss adjustment expenses ($5,277, $8,399, $11,473 and $16,697 from affiliate)	4,617	9,152	11,911	19,241
Amortization of deferred policy acquisition costs from affiliate	3,319	3,739	6,433	7,397
Other underwriting expenses ($2,039, $1,407, $3,903 and $2,932 from affiliate)	2,321	1,670	4,363	3,459

Total expenses	10,257	14,561	22,707	30,097

Income before income taxes	4,532	1,958	6,131	3,088
Income tax provision	1,354	408	1,765	727

Net income	$3,178	$1,550	$4,366	$2,361

Earnings per share:
Basic	$1.50	$.73	$2.07	$1.12

Diluted	$1.50	$.73	$2.06	$1.11

Weighted average shares outstanding:
Basic	2,114	2,114	2,114	2,113
Diluted	2,119	2,119	2,119	2,118
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

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Six Months
	Ended June 30,
	2005	2004
	(unaudited)
Common stock:
Beginning of period	$33	$32
Exercise of common stock options	—	1

End of period	33	33

Additional paid in capital:
Beginning of period	35,878	35,795
Exercise of common stock options	—	83

End of period	35,878	35,878

Treasury stock beginning and end:	(22,766)	(22,766)

Accumulated other comprehensive income (loss):
Beginning of period	(536)	750
Other comprehensive loss	(195)	(2,996)

End of period	(731)	(2,246)

Accumulated earnings:
Beginning of period	59,365	56,448
Net income	4,366	2,361
Cash dividends (to affiliate $51 and $51)	(424)	(420)

End of period	63,307	58,389

Total stockholders’ equity	$75,721	$69,288

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Six Months
	Ended June 30,
	2005	2004
	(unaudited)
Cash flows from operations:
Collection of premiums from affiliate	$21,917	$25,244
Payment of losses and loss adjustment expenses (affiliate $9,867 and $11,598)	(18,393)	(25,446)
Payment of other underwriting expenses (affiliate $(8,290) and $(10,687))	(8,921)	(11,271)
Investment income received	4,024	4,283
Investment expenses paid	(207)	(143)
Income taxes paid	(259)	(376)
Other from affiliate	250	263

Net cash used in operations	(1,589)	(7,446)

Cash flows from investing activities:
Proceeds from fixed maturities sold or matured	29,678	23,289
Purchase of fixed maturities	(24,882)	(21,259)
Purchase of preferred stock	(850)	—
Net (increase) decrease in other long-term investments	2,072	(14)
Net increase in short-term investments	(2,816)	(1,896)
Increase in payable for securities	6,258	8,382
Decrease in receivable for securities	—	893

Net cash provided by investing activities	9,460	9,395

Cash flows from financing activities:
Settlement of affiliate balances, net	(6,562)	(1,632)
Exercise of common stock options	—	84
Cash dividends (to affiliate $51 and $51)	(424)	(420)

Net cash used in financing activities	(6,986)	(1,968)

Increase (decrease) in cash	885	(19)

Cash:
Beginning of period	145	23

End of period	$1,030	$4

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
RECONCILIATION OF NET INCOME TO NET CASH
USED IN OPERATIONS
(in thousands)

	Six Months
	Ended June 30,
	2005	2004
	(unaudited)
Net income	$4,366	$2,361

Adjustments:
Accretion	(66)	(9)
Realized investment gains	—	(470)

(Increase) decrease in assets:
Interest due and accrued	39	130
Premiums receivable from affiliate	707	389
Deferred policy acquisition costs from affiliate	984	973
Reinsurance recoverable on paid and unpaid losses	394	3,630
Prepaid reinsurance premiums from affiliate	(343)	(1,636)
Income taxes receivable	—	330
Deferred income taxes	304	249
Other assets	1,214	816

Increase (decrease) in liabilities:
Reserve for losses and loss adjustment expenses (affiliate $1,606 and $5,098)	(7,984)	(10,297)
Unearned premiums from affiliate	(3,415)	(2,070)
Income taxes payable	1,204	—
Retrospective commission payable to affiliate	1,863	749
Other liabilities (affiliate $(685) and $(2,535))	(856)	(2,591)

Net cash used in operations	$(1,589)	$(7,446)

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Subsequent Event
     The consolidated financial statements have been amended for the following:
•	Where applicable, the amounts of related party transactions with the Company’s affiliate have been disclosed on the face of the financial statements.

•	Historically the Company included in its Consolidated Balance Sheet within “Other Liabilities,” the net present value of the aggregate amount of its contingent liability related to claims settled by the purchase of structured settlements. A corresponding asset was included in “Other Assets” for the same amount. In such transactions, the Company purchases annuities for claimants from life insurance carriers. The Company believed that in all instances in which a structured settlement was purchased, it remained contingently liable to its claimant if the life insurance company were to default on payment of the structured settlement. Many of the Company’s structured settlements include “Uniform Qualified Assignments.” In 2006, the Company received guidance from its legal counsel that such Uniform Qualified Assignments relieve the Company of any contingent liability for which the Assignment is properly executed. The Company included a liability in its Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004 for all instances where structured settlements were purchased, including those where the Company received a Uniform Qualified Assignment. Other Liabilities and Other Assets included structured settlements with Uniform Qualified Assignments of $4,745,000 at June 30, 2005 and December 31, 2004. The Company’s Consolidated Balance Sheets at June 30, 2005 and December 31, 2004 have been adjusted to reflect this overstatement. This adjustment had no effect on the Company’s net income, stockholders’ equity or cash flows.
2. Principles of Consolidation and Basis of Presentation
The consolidated balance sheet as of June 30, 2005 and the related consolidated statements of operations and comprehensive income for the three and six month periods ended June 30, 2005 and 2004, and changes in stockholders’ equity and cash flows for the six months ended June 30, 2005 and 2004, respectively, the (Financial Statements) are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of financial position and results of operations. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.
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
The Financial Statements include supplemental disclosure of affiliate balances, which represent the effects of the Services Agreement and the Reinsurance Pooling Agreement. In certain instances, particularly for “Net losses and loss adjustment expenses,” the affiliate amount may exceed the amount presented in the line item, because of changes in estimates (particularly reserves for Losses and LAE) prior to the effective date of the Reinsurance Pooling Agreement.
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

	June 30,	December 31,
	2005	2004
Case reserves:
PPA liability	$7,788	$10,099
Homeowners	2,101	2,098
Commercial auto liability	6,556	7,677
Workers’ compensation	15,516	15,697
Commercial package	13,705	13,795
General liability	676	750
Other	180	243

Total case reserves	46,522	50,359

IBNR:
PPA liability	5,102	6,197
Homeowners	148	257
Commercial auto liability	5,253	6,154
Workers’ compensation	8,118	9,884
Commercial package	15,976	14,467
General liability	1,598	1,107
Other	(301)	(223)

Total IBNR	35,894	37,843

Reserve for LAE:
PPA liability	2,416	2,973
Homeowners	575	640
Commercial auto liability	1,668	1,852
Workers’ compensation	2,184	2,125
Commercial package	12,712	13,712
General liability	3,115	3,145
Other	109	136

Total reserve for LAE	22,779	24,583

Subtotal	105,195	112,785
Reinsurance recoverables	15,236	15,630

Reserve for losses and LAE	$120,431	$128,415

Included in the reserve for losses and LAE at June 30, 2005 was $12,437,000 of reserves for accident years 1995 and prior. Reserves related to workers’ compensation comprised $8,791,000 of this amount at June 30, 2005. The following table presents workers’ compensation claim count and paid loss data for accident years older than ten years as of each date:

	For the six months	For the year ended
	June 30,	December 31,
	2005	2004
	(dollars in thousands)
Number of claims pending, beginning of period	51	44
Number of claims reported	—	—
Number of claims settled or dismissed	(8)	(2)

Number of claims pending, end of period	43	42

Losses paid ($000’s)	$271	$388
Loss settlement expenses paid ($000’s)	$25	$25
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
The 19.6 percentage point decrease in the loss and LAE ratio was due to a 6.3 percentage point decrease in the loss and LAE ratio for the current accident year to 59.8% in 2005 from 66.1% in 2004 and to a $2,879,000 decrease in the Company’s estimate of losses and LAE occurring in prior accident years, compared to a $436,000 increase in the estimate of losses and LAE occurring in prior accident years recorded in 2004.
The 6.3 percentage point decrease in the loss and LAE ratio for the current accident year primarily resulted from:
—	An improvement from 71.9% to 59.0% in the accident year direct loss and ALAE ratio in the Company’s PPA prodct primarily due to increased fraud prevention, detection and prosecution efforts resulting from certain legislative changes in New York State. PPA is one of the Company’s larger products and represents approximately 25% of the Company’s net earned premiums. The decrease in the PPA loss and LAE ratio decreased the Company’s overall loss and LAE ratio by approximately 2.2 percentage points.

—	Mild weather in the Company’s operating territory during the first 6 months of 2005 contributed to significant decreases in claim frequency (reported claims per earned policy) in the Company’s homeowners and commercial property products. The homeowners claim frequency decreased to 4.5% in 2005 from 5.7% in 2004 and the commercial property claim frequency decreased to 11.5% in 2005 from 12.8% in 2004.
The $2,879,000 decrease in the estimate of losses and LAE occurring in prior accident years in the first six months of 2005, reduced the loss and LAE ratio by 11.6 percentage points. During the first six months of 2004, the $436,000 increase in the estimate of losses and LAE occurring in prior accident years increased the loss and LAE ratio in 2004 by 1.5 percentage points. The reserve development for each product and for each accident year during 2005 was within the range of reasonably likely reserves by product as of December 31, 2004. It is not appropriate to project future increases or decreases in the estimate of losses and LAE for prior accident years from past experience. See “Critical Accounting Policies and Estimates” for a further discussion of the Company’s Reserves for Losses and LAE. The following table documents the changes in the estimate of losses and LAE related to prior accident years recorded in 2005 for the Company’s primary products:

			Commercial	Workers'
Accident	Home-	PPA	Auto	Compen-	Commercial	General	All
Year	owners	Liability	Liability	sation	Package	Liability	Other	Total
	Increases (decreases) (in thousands)
2001 and prior	$134	$71	$(560)	$(1,499)	$725	$610	$304	$(215)
2002	109	(13)	(116)	(155)	727	(93)	7	466
2003	123	(344)	(99)	50	(183)	38	(98)	(513)
2004	(303)	(1,052)	(645)	95	(195)	247	(452)	(2,305)

Total	$63	$(1,338)	$(1,420)	$(1,509)	$1,074	$802	$(239)	$(2,567)

The Company experienced favorable loss development during 2005 in its automobile liability products (both personal and commercial) amounting to $1,697,000 relating to accident year 2004. This favorable development in incurred losses pertained to the Company’s automobile liability case reserves, primarily in New York State and is consistent with increased fraud prevention, detection and prosecution efforts stemming from certain legislative changes in New York State. Furthermore, the Company believes that changes to underwriting guidelines implemented in 2002 reduced the prevalence of commercial auto policies likely to generate severe losses. The Company believes that sufficient time has passed without the emergence of severe losses at the same rate as in prior years, and has reduced the average expected loss on the 2004 accident year.
The Company experienced favorable loss development during 2005 in its workers’ compensation product amounting to $1,499,000 relating to accident years 2001 and prior in states other than New York. This favorable development resulted from lower than expected emergence of paid losses and incurred losses that has become evident in 2005. The Company made no significant changes to its procedures for processing or reserving its claims during 2005, and attributes the changes to its prior year reserves to the inherent uncertainty in estimating ultimate costs in circumstances that involve the complex and changing conditions. The Company believes that the decrease in loss estimates for its workers’ compensation business is consistent with changes initiated by the Company in 2001 to reduce the concentration in its workers’ compensation policy portfolio of classes of risk that are subject to high severity losses. Those underwriting changes have continued through 2005. The Company believes that it took several years for the absence of severe losses to become apparent, as the severity of such losses, if they were to occur, typically do not become apparent for several years.
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
Net losses and LAE were $4,617,000 for the three months ended June 30, 2005, a decrease of $4,535,000, or 50%, from $9,152,000 for the three months ended June 30, 2004. The decrease in net losses and LAE was due to the 11% decrease in net premiums earned and a 27.5 percentage point decrease in the loss and LAE ratio to 36.2% for the three months ended June 30, 2005 from 63.7% for the three months ended June 30, 2004. This 27.5 percentage point decrease in the loss and LAE ratio was due to an 2.9 percentage point decrease in the 2005 accident year loss and LAE ratio to 58.6% for the second quarter of 2005 from 61.5% for the comparable period in 2004 and to a $2,864,000 decrease in the Company’s estimate of losses and LAE related to prior accident years, compared to a $323,000 decrease in the estimate of losses and LAE related to prior accident years recorded in 2004.
To enhance the statistical credibility of the Company’s data, the Company performs its loss and LAE analysis for each new accident year on a year-to-date basis as of the end of each quarter of that year. As a result, the accident year loss and LAE ratio for each quarter is the difference between the current quarter year-to-date estimate and the prior quarter year-to-date estimate. Absent a significant individual loss or a loss-causing event (such as a storm) the Company cannot determine whether the quarter-to-quarter change is due to new losses occurring during the current quarter, or changes in estimates for losses occurring in prior quarters. Accordingly, differences in current accident year quarterly loss and LAE ratios may not be indicative of improvement or deterioration in the Company’s business. The Company did not experience any significant weather-related events or significantly large claims in the second quarters of 2005 or 2004 that would explain the decrease in the 2005 accident year loss and LAE ratio. As discussed earlier in this Item, through the second quarter of 2005 the year-to-date accident year loss and LAE ratio for 2005 is 59.8%, 6.3 percentage points lower than the year-to-date accident year loss and LAE ratio for the 2004 accident year evaluated as of June 30, 2004.
The Company recorded a $2,864,000 decrease in the estimate of losses and LAE related to prior accident years in the second quarter of 2005, which reduced the second quarter 2005 loss and LAE ratio by 22.4 percentage points. The reasons for this decrease are discussed in the “Results of Operations for the Six Months Ended June 30, 2005 As Compared to the Six Months Ended June 30, 2004” appearing earlier in this Item. During the second quarter of 2004, the Company recorded a $323,000 decrease to its estimate of losses and LAE which decreased the losses and LAE ratio in the second quarter of 2004 by 2.2 percentage points.
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
As stated previously, the above methods assume that past experience adjusted for the effects of current developments and trends is an appropriate basis for predicting future events. As a result of a number of factors, it is possible that ultimate actual payments for losses and LAE will differ from amounts contemplated in recorded reserves. A range of reasonably likely reserves by product as of June 30, 2005, net of reinsurance recoverables, developed by the Company’s actuaries based on a variety of generally accepted actuarial methods is shown in the table below. Generally the low and the high values in the range represent reasonable minimum and maximum amounts of these actuarial indications using the methods described above.

	Range of Net Loss & LAE Reserves ($000’s)
Products	Low	Recorded	High
Personal Auto	$13,121	$15,293	$17,311
Homeowners	$2,245	$2,824	$3,442
Commercial Auto	$10,233	$13,465	$17,208
Workers Compensation	$21,507	$25,818	$30,336
Commercial General Liability	$35,483	$44,278	$55,569
Commercial Property	$2,095	$3,504	$5,049
Other	$12	$13	$18
All Products	$94,992	$105,195	$115,926
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
A summary of stockholder voting with respect to the election of Directors is as follows:

	Election of	Election of
	Andrew A. Alberti	Frank J. Colantuono
For	1,882,841	1,883,478
Withheld	21,039	20,402
Item 5. Other Information.
     None.
Item 6. Exhibits
(a)	Exhibits.

Exhibits required by Item 601 of Regulation S-K.

3(a)	Restated Certificate of Incorporation (incorporated by reference to Exhibit No. 3C to Amendment No. 1 to the Company’s Registration Statement No. 33-9188 on Form S-1 Filed on November 7, 1986.

(b)	Restated By-laws (incorporated by reference to Exhibit 3D to Amendment No. 1 to the Company’s Registration Statement No. 33-9188 on Form S-1 filed on November 7, 1986.

4	Instruments defining the rights of security holders, including indentures — N/A.

5	Opinion re legality — N/A.

10(a)	Management Agreement dated as of September 29, 1986 by and among Merchants Mutual Insurance Company, Registrant and Merchants Insurance Company of New Hampshire, Inc. (incorporated by reference to Exhibit No. 10(a) to the Company’s Registration Statement (No. 33-9188) on Form S-1 filed on September 30, 1986).

(b)	Services Agreement Among Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and Merchants Group, Inc. dated January 1, 2003 (incorporated by reference to Exhibit No. 10(b) to the Company’s 2003 Quarterly Report on Form 10-Q filed on May 14, 2003).

(c)	Reinsurance Pooling Agreement between Merchants Insurance Company of New Hampshire, Inc. and Merchants Mutual Insurance Company effective January 1, 2003 (incorporated by reference to Exhibit No. 10(c) to the Company’s 2003 Quarterly Report on Form 10-Q filed on May 14, 2003).

(d)	Endorsement to the Casualty Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and American Reinsurance Company dated February 23, 2004 (incorporated by reference to Exhibit 10(d) to the Company’s 2004 Annual Report on Form 10-K filed on March 31, 2005).

(e)	Property Per Risk Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and American Reinsurance Company dated April 16, 2004 (incorporated by reference to Exhibit 10(f) to the Company’s 2004 Quarterly Report on Form 10-Q filed on November 10, 2004).

(f)	Property Catastrophe Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and the various reinsurers as identified by the Interest and Liabilities Agreements attaching to and forming part of this Agreement (incorporated by reference to Exhibit 10(g) to the Company’s quarterly report on Form 10-Q filed on November 10, 2004).

(g)	Quota Share Reinsurance Treaty Agreement between Merchants Insurance Company of New Hampshire, Inc. and The Subscribing Underwriting Members of Lloyd’s, London specifically identified on the schedules attached to this agreement dated January 1, 2000 (incorporated by reference to Exhibit 10(h) to the Company’s 2000 Annual Report on Form 10-K filed on March 28, 2001).

(h)	Merchants Mutual Capital Accumulation Plan (incorporated by reference to Exhibit No. 10(g) to the Company’s Registration Statement (No. 33-9188) on Form S-1 filed on September 30, 1986).

(i)	Merchants Mutual Capital Accumulation Plan, fifth amendment, effective January 1, 1999 (incorporated by reference to Exhibit 10(j) to the Company’s 2000 Annual Report on Form 10-K filed on March 28, 2001).

*(j)	Form of Amended Indemnification Agreement entered into by Registrant with each director and executive officer of Registrant (incorporated by reference to Exhibit No. 10(n) to Amendment No. 1 to the Company’s Registration Statement on (No. 33-9188) Form S-1 filed on November 7, 1986).

*(k)	Merchants Mutual Insurance Company Adjusted Return on Equity Incentive Compensation Plan January 1, 2000 (incorporated by reference to Exhibit 10(p) to the Company’s 2000 Annual Report on Form 10-K filed on March 28, 2001).

*(l)	Merchants Mutual Insurance Company Adjusted Return on Equity Long Term Incentive Compensation Plan January 1, 2000 (incorporated by reference to Exhibit 10(q) to the Company’s 2000 Annual Report on Form 10-K filed on March 28, 2001).

*(m)	Amendment No. 1 to Employee Retention Agreement between Robert M. Zak and Merchants Mutual Insurance Company originally dated as of May 1, 1999, dated February 6, 2002 (incorporated by reference to Exhibit 10(s) to the Company’s 2002 Annual Report on Form 10-K filed on March 31, 2003).

*(n)	Amendment No. 1 to Employee Retention Agreement between Edward M. Murphy and Merchants Mutual Insurance Company originally dated as of March 1, 1999, dated February 6, 2002 (incorporated by reference to Exhibit 10(t) to the Company’s 2002 Annual Report on Form 10-K filed on March 31, 2003).

*(o)	Amendment No. 1 to Employee Retention Agreement between Kenneth J. Wilson and Merchants Mutual Insurance Company originally dated as of March 1, 1999, dated February 6, 2002 incorporated by reference to Exhibit 10(u) to the Company’s 2002 Annual Report on Form 10-K filed on March 31, 2003.

11	Statement re computation of per share earnings — N/A.

12	Statement re computation of ratios — N/A.

15	Letter re unaudited interim financial information — N/A.

18	Letter re change in accounting principles — N/A.

19	Report furnished to security holder — N/A.

22	Published report regarding matters submitted to vote of security holders — N/A.

23	Consents of experts and counsel — N/A.

24	Power of attorney — N/A.

31	Rule 13a-14(a)/15d-14(a) Certifications (filed herewith)

32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) (filed herewith).

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