Form 10-Q/A
period 2005-09-30
MERCHANTS GROUP INC
filed 2006-03-29
CIK 803027

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MERCHANTS GROUP, INC.
CONSOLIDATED BALANCE SHEET
(in thousands)

	September 30,	December 31,
Assets	2005	2004
	(unaudited)
Investments:
Fixed maturities:
Available for sale at fair value (amortized cost $179,318 in 2005 and $184,171 in 2004)	$177,048	$184,092
Preferred stock at fair value	4,463	3,509
Other long-term investments at fair value	669	2,696
Short-term investments	3,413	7,412

Total investments	185,593	197,709

Cash	30	145
Interest due and accrued	1,103	1,079
Premiums receivable from affiliate, net of allowance for doubtful accounts of $180 in 2005 and $215 in 2004	14,042	15,136
Deferred policy acquisition costs from affiliate	6,667	7,570
Reinsurance recoverable on paid and unpaid losses	15,914	15,630
Prepaid reinsurance premiums from affiliate	4,932	4,595
Deferred income taxes	5,315	5,028
Receivable from affiliate	661	—
Other assets	7,272	8,812

Total assets	$241,529	$255,704

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED BALANCE SHEET
(in thousands except share amounts)

	September 30,	December 31,
Liabilities and Stockholders’ Equity	2005	2004
	(unaudited)
Liabilities:
Reserve for losses and loss adjustment expenses (affiliate $48,874 and $44,094)	$119,880	$128,415
Unearned premiums from affiliate	30,574	33,685
Payable for securities	2,920	4,751
Payable to affiliate	—	5,571
Retrospective commission payable to affiliate	1,231	1,141
Income taxes payable	797	—
Other liabilities (affiliate $4,401 and $4,262)	10,081	10,167

Total liabilities	165,483	183,730

Stockholders’ equity:
Common stock, 10,000,000 shares authorized, 2,114,152 shares issued and outstanding at September 30, 2005 and December 31, 2004	33	33
Additional paid in capital	35,878	35,878
Treasury stock, 1,139,700 shares at September 30, 2005 and December 31, 2004	(22,766)	(22,766)
Accumulated other comprehensive loss	(1,917)	(536)
Accumulated earnings	64,818	59,365

Total stockholders’ equity	76,046	71,974

Commitments and contingent liabilities	—	—

Total liabilities and stockholders’ equity	$241,529	$255,704

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
		(unaudited)
Revenues:
Net premiums earned from affiliate	$12,155	$14,161	$36,899	$42,594
Net investment income	1,890	1,935	5,734	5,954
Net investment gains	—	—	—	470
Other revenues from affiliate	163	185	413	448

Total revenues	14,208	16,281	43,046	49,466

Expenses:
Net losses and loss adjustment expenses ($8,362, $8,012, $19,836 and $24,708 from affiliate)	7,074	8,941	18,985	28,182
Amortization of deferred policy acquisition costs from affiliate	3,160	3,677	9,594	11,074
Other underwriting expenses ($1,275, $2,264, $5,177 and $5,196 from affiliate)	1,490	2,354	5,852	5,813

Total expenses	11,724	14,972	34,431	45,069

Income before income taxes	2,484	1,309	8,615	4,397
Income tax provision	763	146	2,528	873

Net income	$1,721	$1,163	$6,087	$3,524

Earnings per share:
Basic	$.81	$.55	$2.88	$1.67

Diluted	$.81	$.55	$2.87	$1.66

Weighted average shares outstanding:
Basic	2,114	2,114	2,114	2,113
Diluted	2,120	2,119	2,119	2,118
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

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
RECONCILIATION OF NET INCOME TO NET CASH
USED IN OPERATIONS
(in thousands)

	Nine Months
	Ended September 30,
	2005	2004
	(unaudited)
Net income	$6,087	$3,524

Adjustments:
Accretion	(110)	(53)
Realized investment gains	—	(470)

(Increase) decrease in assets:
Interest due and accrued	(24)	146
Premiums receivable from affiliate	1,094	1,377
Deferred policy acquisition costs from affiliate	903	849
Reinsurance recoverable on paid and unpaid losses	(284)	1,936
Prepaid reinsurance premiums from affiliate	(337)	(1,757)
Income taxes receivable	—	881
Deferred income taxes	424	(266)
Other assets	1,540	(115)

Increase (decrease) in liabilities:
Reserve for losses and loss adjustment expenses (affiliate $4,780 and $7,948)	(8,535)	(10,157)
Unearned premiums from affiliate	(3,111)	(1,476)
Income taxes payable	797	110
Retrospective commission payable to affiliate	90	—
Other liabilities (affiliate $139 and $(493))	(86)	(396)

Net cash used in operations	$(1,552)	$(5,867)

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Subsequent Event
     The consolidated financial statements have been amended for the following:
•	Where applicable, the amounts of related party transactions with the Company’s affiliate have been disclosed on the face of the financial statements.

•	Historically the Company included in its Consolidated Balance Sheet within “Other Liabilities,” the net present value of the aggregate amount of its contingent liability related to claims settled by the purchase of structured settlements. A corresponding asset was included in “Other Assets” for the same amount. In such transactions, the Company purchases annuities for claimants from life insurance carriers. The Company believed that in all instances in which a structured settlement was purchased, it remained contingently liable to its claimant if the life insurance company were to default on payment of the structured settlement. Many of the Company’s structured settlements include “Uniform Qualified Assignments.” In 2006, the Company received guidance from its legal counsel that such Uniform Qualified Assignments relieve the Company of any contingent liability for which the Assignment is properly executed. The Company included a liability in its Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004 for all instances where structured settlements were purchased, including those where the Company received a Uniform Qualified Assignment. Other Liabilities and Other Assets included structured settlements with Uniform Qualified Assignments of $4,745,000 at September 30, 2005 and December 31, 2004. The Company’s Consolidated Balance Sheets at September 30, 2005 and December 31, 2004 have been adjusted to reflect this overstatement. This adjustment had no effect on the Company’s net income, stockholders’ equity or cash flows.
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

	Group-wide DWP			MNH Pro-forma Share
	Nine months ended			Nine months ended
	September 30,			September 30,
Major Category	2005	2004	Change	2005	2004	Change
	(000’s omitted)			(000’s omitted)
				(30%)*	(35%)*
Voluntary Personal	$30,730	$38,981	(21%)	$9,219	$13,643	(32%)
Voluntary Commercial	100,440	89,904	12%	30,132	31,466	(4%)
Umbrella Program	16,292	14,241	14%	4,888	4,984	(2%)
Involuntary	2,340	2,793	(16%)	702	978	(28%)

Total Direct Written Premiums	$149,802	$145,919	3%	$44,941	$51,071	(12%)

*	Pooling Percentages

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
The 14.7 percentage point decrease in the loss and LAE ratio was due to a 2.8 percentage point decrease in the loss and LAE ratio for the current accident year to 61.7% in 2005 from 64.5% in 2004 and to a $3,785,000 decrease in the Company’s estimate of losses and LAE occurring in prior accident years during the nine months ended September 30, 2005, compared to a $701,000 increase in the estimate of losses and LAE occurring in prior accident years recorded in 2004.
The $3,785,000 decrease in the estimate of losses and LAE related to prior accident years in the first nine months of 2005 reduced the loss and LAE ratio by 10.2 percentage points. During the first nine months of 2004, the Company recorded a $701,000 increase to its estimate of losses and LAE related to prior accident years which increased the loss and LAE ratio in 2004 by 1.6 percentage points. The reserve development for each product and for each accident year during 2005 was within the range of reasonably likely reserves by product as of December 31, 2004. It is not appropriate to project future increases or decreases in the estimate of losses and LAE for prior accident years from past experience. See “Critical Accounting Policies and Estimates” for a further discussion of the Company’s Reserves for Losses and LAE. The following table documents the changes in the estimate of losses and LAE related to prior accident years recorded in 2005 for the Company’s primary products:

			Commercial	Workers’
Accident	Home-	PPA	Auto	Compen-	Commercial	General	All
Year	owners	Liability	Liability	sation	Package	Liability	Other	Total
Prior to	Increases (decreases)(in thousands)
2002	$140	$112	$(524)	$(1,713)	$1,069	$913	$358	$355
2002	97	(658)	(137)	(395)	(285)	(92)	(12)	(1,482)
2003	220	(292)	(277)	(279)	310	63	(104)	(359)
2004	(292)	(1,026)	(492)	(195)	100	174	(460)	(2,191)

Total	$165	$(1,864)	$(1,430)	$(2,582)	$1,194	$1,058	$(218)	$(3,677)

The Company continues to experience favorable loss development during 2005 in its automobile liability products (both personal and commercial) amounting to $1,518,000 relating to accident year 2004. This favorable development in incurred losses pertained to the Company’s automobile liability case reserves, primarily in New York State and is consistent with increased fraud prevention, detection and prosecution efforts by New York State stemming from certain legislative changes in New York State. Furthermore, the Company believes that its underwriting guideline changes in 2002 reduced the prevalence of commercial auto policies likely to generate severe losses. The Company believes that sufficient time has passed without the emergence of severe losses at the same rate as in prior years, and has reduced the average expected loss on the 2004 accident year.
The Company experienced favorable loss development during 2005 related to its workers’ compensation product amounting to $1,713,000 relating to accident years 2001 and prior in states other than New York. This favorable development resulted from lower than expected emergence of paid losses and incurred losses. The Company made no significant changes to its procedures for processing or reserving its claims during 2005, and attributes the changes to its prior year reserves to the inherent uncertainty in estimating ultimate costs in circumstances that involve complex and changing conditions. The Company believes that the decrease in loss estimates for its workers’ compensation business is consistent with changes initiated by the Company in 2001 to reduce the concentration in its workers’ compensation policy portfolio of classes of risk that are subject to high severity losses. Those underwriting changes have continued through 2005. The Company believes that it took several years for the absence of severe losses to become apparent, as the severity of such losses, if they were to occur, typically do not become apparent for several years.
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

	Group-wide DWP			MNH Pro-forma Share
	Three months ended			Three months ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
Major Category	(000’s omitted)			(000’s omitted)
				(30%)*	(35%)*
Voluntary Personal	$11,225	$13,054	(14%)	$3,368	$4,569	(26%)
Voluntary Commercial	33,025	30,435	9%	9,908	10,652	(7%)
Umbrella Program	4,281	4,102	4%	1,284	1,436	(11%)
Involuntary	731	961	(24%)	219	336	(35%)

Total Direct Written Premiums	$49,262	$48,552	1%	$14,779	$16,993	(13%)

*	Pooling Percentages
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
Net losses and LAE were $7,074,000 for the three months ended September 30, 2005, a decrease of $1,867,000, or 21%, from $8,941,000 for the three months ended September 30, 2004. The decrease in net losses and LAE was due to the 14% decrease in net premiums earned and a 4.9 percentage point decrease in the loss and LAE ratio to 58.2% for the three months ended September 30, 2005 from 63.1% for the three months ended September 30, 2004. The decrease in the loss and LAE ratio resulted from favorable development of losses and LAE related to prior accident years of $896,000 which reduced the loss and LAE ratio for the three months ended September 30, 2005 by 7.4 percentage points. During the three months ended September 30, 2004, the change in the estimate for prior accident years added 1.9 percentage points to the loss and LAE ratio. Offsetting the favorable prior accident year development was a 1.9 percentage point increase in the estimated year-to-date loss and LAE ratio for the 2005 accident year during the third quarter of 2005, compared to a 1.6 percentage point decrease in the estimated year-to-date loss and LAE ratio for the 2004 accident year during the third quarter of 2004. This movement in the accident year-to-date loss and LAE ratios occurring during the third quarter of 2005 and 2004 resulted in a 4.4 percentage point increase in the loss and LAE ratio for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.
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
As stated previously, the above methods assume that past experience adjusted for the effects of current developments and trends is an appropriate basis for predicting future events. As a result of a number of factors, it is possible that ultimate actual payments for losses and LAE will differ from amounts contemplated in recorded reserves. A range of reasonably likely reserves by product as of September 30, 2005, net of reinsurance, developed by the Company’s actuaries based on a variety of generally accepted actuarial methods is shown in the table below. Generally the low and the high values in the range represent reasonable minimum and maximum amounts of these actuarial indications using the methods described above.

	Range of Net Loss & LAE Reserves ($000’s)
Products	Low	Recorded	High
Personal Auto	$12,356	$14,401	$16,302
Homeowners	$2,348	$2,953	$3,600
Commercial Auto	$10,368	$13,642	$17,434
Workers Compensation	$20,425	$24,520	$28,811
Commercial General Liability	$35,702	$44,550	$55,911
Commercial Property	$2,325	$3,888	$5,603
Other	$9	$12	$14
All Products	$93,881	$103,966	$114,571
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