Form 10-K
period 2005-12-31
MERCHANTS GROUP INC
filed 2006-03-31
CIK 803027

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Yes  ☐     No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐     No  ☑
Note – checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
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
Yes  ☐     No  ☑
As of March 17, 2006, 2,145,652 shares of common stock were outstanding. The aggregate market value of the common shares held by non-affiliates of Merchants Group, Inc. on March 27, 2006 was $31,391,000. Solely for purposes of this calculation, the Company deemed every person who beneficially owned 5% or more of its common stock and all directors and executive officers to be affiliates.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2006 Annual Meeting of stockholders are incorporated by reference into Part III.

MERCHANTS GROUP, INC. ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2005

PART I
Item 1. BUSINESS.
General
          Merchants Group, Inc. (the Company), which was incorporated in August 1986 as a Delaware holding company, offers property and casualty insurance generally to preferred risk individuals and small to medium sized businesses in the northeastern United States through its wholly owned subsidiary, Merchants Insurance Company of New Hampshire, Inc. (MNH).
Administration
          The Company and MNH operate and manage their business in conjunction with Merchants Mutual Insurance Company (Mutual), a New York domiciled mutual property and casualty insurance company, under a services agreement (the Services Agreement) that became effective January 1, 2003. At December 31, 2005, Mutual owned 12.0% of the Company’s issued and outstanding common stock. The Company and MNH do not have any operating assets or employees. Under the Services Agreement, Mutual provides the Company and MNH with the facilities, management and personnel required to operate their day-to-day business.
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
          The Services Agreement contains termination provisions that vary based on the service rendered. Underwriting services may be terminated on one year’s notice, but the termination may not be effective before January 1, 2008. Claims and administrative services may be terminated on 6 months notice. In accordance with the Services Agreement, in June 2005 the Company and MNH notified Mutual that they will terminate the Investment and Cash Management Services Annex (which pertains to the management of the Company’s investment portfolio) to the Services Agreement as of June 30, 2006. The Company and MNH intend to solicit bids, including possibly from Mutual, for the management of their investment portfolio after the effective date of the termination.
          Effective January 1, 2003, Mutual and MNH agreed to “pool,” or share, underwriting results on their traditional insurance business (Traditional Business) by means of a reinsurance pooling agreement (the Pooling Agreement). The Pooling Agreement applies to premiums earned and losses incurred after the effective date. It does not apply to any new endeavor of either Mutual or MNH outside of their Traditional Business, unless the companies agree otherwise. Neither Mutual or MNH has entered into any endeavor outside of their Traditional Business.
          The Pooling Agreement provides for MNH to cede, or transfer, to Mutual all premiums and risks on its Traditional Business during the term of the agreement, and then to assume from Mutual a percentage of all of Mutual’s and MNH’s Traditional Business (the Pooled Business). MNH assumed 30% of the Pooled Business in 2005, 35% in 2004 and 40% in 2003. MNH’s share of the Pooled Business will be 25% in 2006 and 2007, though not to exceed $42.5 million and $37.5 million in net written premiums, respectively. If the parties agree, MNH may increase its share or maximum amount of assumed net premiums written of the Pooled Business for any year. Mutual retains a share of the risk in MNH’s Traditional Business under Mutual’s control pursuant to a profit and loss sharing arrangement in the Pooling Agreement based on the loss and loss adjustment expense (LAE) experience of the Pooled Business. The Company believes the Pooling Agreement and profit (or loss) sharing feature included therein aligns the interests of MNH and Mutual. The decreasing amount of Traditional Business assumed under the Pooling Agreement is intended to provide MNH with the capacity to pursue insurance opportunities independently of Mutual, thereby reducing its dependence on Mutual as its only source of business. The Company and MNH are seeking to identify new business initiatives and the Company has retained an investment bank to assist in its effort to employ the available capacity. Generally, the new business initiatives are expected to be in lines of business which are complementary to the Traditional Business underwritten through the Pooling Agreement with Mutual.
          The Pooling Agreement may be terminated by either party at the beginning of any calendar year on or after January 1, 2008 upon not less than 6 months notice. Furthermore, the Pooling Agreement may be terminated effective as of January 1, 2007 upon 6 months notice, but only by MNH and only if the ratio of net losses and LAE to net earned premiums on a cumulative basis from the inception of the Pooling Agreement exceeds 76%, as of the date notice is given. As of December 31, 2005, the ratio of net losses and LAE to net earned premiums on a cumulative basis since the inception of the Pooling Agreement was 65.8%.
Marketing
          Mutual markets the Traditional Business of the Company and Mutual jointly through approximately 500 independent agents. The primary marketing efforts of the Company and Mutual (collectively referred to as Merchants) are directed to those independent agents who, through their insurance expertise, the broad range of products they offer, and their focus on service, provide value for the insurance consumer.
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
          The Company believes that Merchants, as a regional insurance group, has certain advantages, including a closer relationship with its agents and a better knowledge of its operating territories that enable it to compete effectively against national carriers. The Company believes Merchants distinguishes itself from its competitors by providing its agents and policyholders with superior service and ease of doing business and products that target certain segments of the commercial and personal insurance markets. Merchants also offers an agents’ compensation program which, in addition to standard commission rates, includes a profit sharing plan.

          Through Mutual, the Company services its agents from six Strategic Business Centers (Buffalo, Albany and Hauppauge, New York; Manchester, New Hampshire; Moorestown, New Jersey; and Columbus, Ohio) and from its home office in Buffalo, New York. The Strategic Business Centers are located in the Company’s operating territories and focus primarily on policy sales and underwriting. The Regional Manager of a Strategic Business Center appoints new agents, and agrees upon premium objectives and annual unit sales with the principal(s) of each agency. Regional Managers and Territory Managers, or “TM’s,” develop customized business plans for each agency. These plans identify profitable business opportunities and recommend the actions required to achieve the objectives agreed to by the agency and the Company.
          TM’s meet frequently with targeted agencies’ sales staff to review Merchants’ renewal policies, as well as to solicit policies new to the agent and/or Merchants. While TM’s are capable of providing quotes directly to the agent while in an agent’s office, much of that capability has migrated to Merchants’ internet website: www.merchantsgroup.com. There, agents are able to obtain instant quotes for certain commercial and personal lines of business. Presently, the businessowners, contractors coverall, commercial auto, homeowners and personal auto products are available for both instant quoting and “issue from quote”, allowing agents to enter all underwriting information required to issue policies for their customers over the password protected “Agency Gateway” of the website. This allows for rapid responses to agents’ quote requests and reduces expenses associated with manual quoting and policy issuance.
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
          In addition to standard commissions paid as a percentage of premiums written, the Company’s agents are eligible to participate in the Agents’ Profit Sharing Plan. This plan rewards agents based on total premiums written and the loss and allocated LAE ratio on business placed during each year by the agent with the Company and Mutual. The Company believes the terms of the Agents’ Profit Sharing Plan encourage its agents to increase the volume of profitable Traditional Business they place with Merchants. The Company’s share of payments for the Agents’ Profit Sharing Plan for 2005 assumed under the Pooling Agreement totaled $1,404,000, or 2.4%, and $1,418,000 or 2.1% of the Company’s share of group-wide direct premiums written for 2005 and 2004, respectively.
Insurance Underwriting
          The Company is licensed to issue insurance policies in 13 states, primarily in the northeastern United States. In 2005, net premiums written totaled $45,135,000, with 76% of the net premiums written derived from commercial insurance and 24% from personal insurance.

          The following table sets forth the distribution of the combined Company and Mutual Traditional Business direct premiums written by state for the years indicated. See the “Administration” section of this Item for further discussion.

	As of December 31,
	2003	2004	2005
New York	60%	63%	63%
New Jersey	17	14	13
New Hampshire	9	8	8
Pennsylvania	6	7	7
Rhode Island	3	3	3
Massachusetts	2	3	4
Other	3	2	2

Total	100%	100%	100%

          The Company and Mutual are licensed to underwrite most major lines of property and casualty insurance. They issue policies primarily to individuals and small to medium sized commercial businesses. The types of risks insured include:
o	Personal automobile — full coverage of standard performance automobiles, generally requiring drivers with good driving records during the past three years at the time of first issuance by Merchants.

o	Homeowners’ — properties generally with no losses in the last three years that are less than 30 years old and valued between $125,000 and $500,000.

o	Commercial automobile — primarily light and medium duty vehicles operating in a limited radius, with complete background information required of all drivers.

o	Commercial multi-peril — properties with medium to high construction quality and low to moderate fire exposure, and occupancies with low to moderate exposure to hazardous materials and processes.

o	General liability — low hazard service, mercantile and light processing businesses, generally with at least three years of business experience and with no losses in the last three years.

o	Workers’ compensation — risks with low loss frequency and severity, low to moderate exposure to hazardous materials and processes, and favorable experience modification factors. Generally, workers’ compensation insurance is written in conjunction with other commercial insurance.

          The Company and Mutual use automated underwriting processes for personal automobile, homeowners and certain commercial products, which perform an initial review of policy applications based upon established underwriting guidelines. Applications that do not meet the guidelines for automated acceptance are either referred to underwriters who review the applications and assess exposure, or rejected if the risk characteristics are such that neither the Company nor Mutual would insure the applicant.
          Merchants establishes premium rates for most of its products based on its loss experience, in some cases after considering prospective loss costs provided by the Insurance Services Office, Inc., an industry advisory group, for the individual and commercial classes of business that it insures. Merchants establishes rates independently for its personal automobile and homeowners insurance policies and its specialty products, such as its Contractors Coverall Plus and businessowners’ policies.
          The following table shows, for each of the years in the three year period ended December 31, 2005 (i) the amount of the Company’s net premiums written attributable to various personal and commercial products and (ii) underwriting results attributable to each such product as measured by the calendar year loss and allocated loss adjustment expense (LALAE) ratio for such product. The LALAE ratio is the ratio of incurred losses and allocated LAE to net premiums earned for a given period.

	Year ended December 31,
	2003			2004			2005
	Premiums			Premiums			Premiums
	Written		LALAE	Written		LALAE	Written		LALAE
	Amount	%	Ratio	Amount	%	Ratio	Amount	%	Ratio
				(dollars in thousands)
Personal
Auto Liability	$12,202	19.0%	87.4%	$7,467	14.1%	59.5%	$4,395	9.7%	21.0%
Auto Physical Damage	7,230	11.3	49.2	3,873	7.3	42.8	2,254	5.0	36.0
Homeowners’ Multi-Peril	6,382	9.9	58.8	5,080	9.6	59.4	4,266	9.5	50.3

Total	25,814	40.2	69.7	16,420	31.0	55.1	10,915	24.2	34.5

Commercial
Auto Liability	12,979	20.3	29.3	12,542	23.6	51.2	11,074	24.5	32.0
Auto Physical Damage	2,899	4.5	39.1	2,734	5.1	38.1	2,235	5.0	37.9
Commercial Multi-Peril	17,018	26.5	79.7	15,701	29.6	76.6	14,926	33.1	63.9
Workers’ Compensation	4,613	7.2	133.7	4,536	8.5	72.8	4,461	9.9	9.1
Other Lines	856	1.3	281.4	1,169	2.2	75.5	1,524	3.3	189.1

Total	38,365	59.8	72.9	36,682	69.0	64.6	34,220	75.8	50.2

Total Personal & Commercial	$64,179	100.0%	71.6	$53,102	100.0%	61.2	$45,135	100.0%	45.9

          Calendar year LALAE ratios set forth in the preceding table include an estimate of LALAE for that accident year, as well as increases or decreases in estimates made in that year for prior accident years’ LALAE. Depending on the size of the increase or decrease in prior accident years’ LALAE, calendar year LALAE ratios may not be as indicative of the profitability of policies in force in a particular year as accident year LALAE ratios, which do not take into account increases or decreases in estimates of reserves for prior accident years’ LALAE.
          The following table sets forth the composition of voluntary direct premiums written for 2001 through 2005:

	For the Year Ended December 31,
	2001	2002	2003(1)	2004(1)	2005(1)
Commercial	58%	40%	63%	73%	79%
Personal	42	60	37	27	21

Total	100%	100%	100%	100%	100%

(1)	Shown on a group-wide basis for the Pooled Business. See the “Administration” section of this Item for further discussion.
Commercial Business
          Merchants’ commercial business is primarily retail and mercantile in nature and generally consists of small to medium sized, low hazard commercial risks which as a group have relatively stable loss ratios. Merchants’ underwriting criteria attempt to exclude classes of risks that are considered to be high hazard or volatile, or which involve substantial risk of latent injury or other long-tail liability exposures. The Company and Mutual offer specialized products within the commercial multi-peril line such as the Contractors Coverall Plus policy for artisan and trade contractors.
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
Personal Business
          Merchants offers personal automobile and homeowners’ insurance to preferred risk individuals, generally targeting experienced drivers with no accidents or moving violations in the last three years for personal automobile insurance, and medium to high value homes with systems (e.g. heating, plumbing, electrical) that are less than thirty years old in fire protected areas for homeowners’ insurance. Personal automobile premium rates attempt to cover costs associated with required participation in involuntary personal automobile programs, in addition to the costs directly associated with the policies written voluntarily. Due to volatility in the size of the New York Automobile Insurance Plan (NYAIP) and the poor loss experience associated with that business in most years, the Company historically had been unable to fully recover costs of the NYAIP business with premium rates charged for its voluntary personal automobile business. In 2002 the Company implemented a moratorium on writing new voluntary personal automobile business in New York which remains in effect. Further, in order to minimize the adverse impact of assignments from the NYAIP, in 2003 the Company began to purchase territorial credits from an unaffiliated company. The credits against NYAIP assignments were generated by another insurance company for writing private passenger automobile business in localities in New York with private passenger automobile availability problems. The other insurance company, by nature of its concentration in private passenger automobile business in “credit” territories, generated more credits than it required to offset its NYAIP assignments.
Involuntary Business
          As a condition to writing voluntary business in most states in which it operates, the Company and Mutual must participate in state-mandated programs that provide insurance for individuals and businesses unable to obtain insurance voluntarily, primarily for personal automobile insurance. The legislation creating these programs usually allocates a pro rata portion of the risks attributable to such insureds to each company writing voluntary business in the state on the basis of its historical voluntary premiums written or the number of automobiles which it historically insures voluntarily. Due to changing market conditions the Company cannot predict the size of the NYAIP for 2006 or future years.
          The Company’s gross (direct and assumed) premiums written attributable to involuntary policies were $2,518,000, $3,259,000 and $3,430,000 in 2005, 2004 and 2003, respectively, mostly in New York. These amounts represent the Company’s pro-forma share of the applicable amount of pooled direct premiums written.
Pooling Agreement
          The Company believes pooling of risks is advantageous for the following reasons: (1) Mutual’s risk selection, pricing, marketing and claims philosophies and practices are consistent with and complementary to the Company’s; (2) as market conditions change, management can adjust eligibility criteria to permit Merchants as a group to participate in a changing rate environment without concern for any conflict of interest; (3) pooling, especially with Mutual subject to profit and loss sharing, more closely aligns the interests of the Company and Mutual; and (4) by reducing its share of participation in the pool, the Company is able to create more capacity to pursue other endeavors, which it might not otherwise be able to do as a result of regulatory constraints on non-renewal of business, particularly for personal business.
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
          Claims settlement authority levels are established for each adjuster, supervisor and manager based on their expertise and experience. When Merchants receives notice of a claim, it is assigned to an adjuster based upon its type and severity. The claims staff then reviews the claim, obtains appropriate information and establishes a loss reserve. Claims that exceed certain dollar amounts or that cannot be readily settled are assigned to more experienced claims staff.
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
          The Company’s reserving process is based on the assumption that past experiences, adjusted for the effect of current developments and trends, are relevant in predicting future events. In the absence of specific developments, the process also assumes that the legal climate affecting the claims process and underlying liabilities remains constant. Other assumptions employed by the Company or its actuarial firm may change from time to time as circumstances change. In estimating loss and LAE reserves, the Company employs a number of actuarial methods, depending on their applicability to each product, in order to balance the advantages and disadvantages of each method. Typically, several estimates are developed for each product using different methods. However, the Company does not believe it is appropriate to sum the high and low values developed using different actuarial methods for each product to determine a range for the Company’s total loss and LAE reserves. Instead the Company’s actuary and its consulting actuary provide the Company with their respective “best estimates” of total loss and LAE reserves by summing their “best estimate” for each product. The Company’s small size, the presence or absence of a limited number of moderate losses, as well as the timing of the reporting of such losses to the Company by claimants, could result in changes in actuarial estimates that are significant to the Company’s net income for a quarter or a year.

          Due to uncertainties inherent in the estimation of incurred losses and LAE, the Company has recorded changes in reserves for prior accident years’ losses and LAE. In 2005 and 2004, the Company decreased reserves for prior years by $3,303,000 and $843,000, respectively, primarily due to favorable loss development related to private passenger auto liability and workers’ compensation policies, somewhat offset by unfavorable development on commercial package policies. In 2003, the Company decreased its reserves for prior years by $90,000.
          The following table sets forth the changes in the reserve for losses and LAE for 2005, 2004 and 2003.

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Reserve for losses and LAE at beginning of year	$128,415	$146,474	$147,136
Less reinsurance recoverables	(15,630)	(22,715)	(19,380)

Net balance at beginning of year	112,785	123,759	127,756

Provision for losses and LAE for claims occurring in:
Current year	29,711	38,524	49,702
Prior years	(3,303)	(843)	(90)

	26,408	37,681	49,612

Losses and LAE payments for claims occurring in:
Current year	(10,359)	(13,647)	(18,441)
Prior years	(27,450)	(35,008)	(35,168)

	(37,809)	(48,655)	(53,609)

Reserve for losses and LAE at end of year, net	101,384	112,785	123,759
Plus reinsurance recoverables	13,807	15,630	22,715

Balance at end of year	$115,191	$128,415	$146,474

          The first line of the following table presents, as of the end of the year at the top of each column, the estimated amount of unpaid losses and LAE, net of reinsurance, for claims arising in that year and in all prior years, including claims that had occurred but were not yet reported to the Company. For each column, the rows of the table present, for the same group of claims, the amount of unpaid losses and LAE, net of reinsurance, as re-estimated as of the end of each succeeding year. The estimate is modified as more information becomes known about the number and severity of claims for each year. The “cumulative redundancy (deficiency)” represents the change in the estimated amount of unpaid losses and LAE, net of reinsurance, from the end of the year at the top of each column through the end of 2005.
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

          The rows of the table appearing under the caption “Net paid (cumulative) as of:” present, as of the end of each succeeding year, the amount of paid losses and LAE for claims unpaid at the end of the year at the top of each column:

	As of December 31,
	1995		1996	1997	1998	1999	2000	2001	2002	2003	2004
	(in thousands)
Net liability for losses and LAE:
		$113,718	$126,260	$130,781	$126,820	$127,458	$131,178	$132,113	$127,756	$123,759	$112,785
Liability re- estimated as of:
One year later		120,550	130,768	128,636	123,071	128,886	129,704	128,328	127,666	122,916	109,482
Two years later		128,192	133,029	130,498	120,345	123,299	129,621	132,674	129,722	122,071
Three years later		129,724	132,948	127,893	113,661	124,944	133,769	135,865	129,254
Four years later		131,647	129,210	122,508	114,068	128,121	138,538	137,813
Five years later		127,183	124,238	122,347	117,678	131,977	140,804
Six years later		123,521	124,319	125,741	120,958	133,913
Seven years later		123,679	127,659	128,998	123,359
Eight years later		126,285	130,280	130,907
Nine years later		128,433	131,887
Ten years later		129,291

Net cumulative redundancy (deficiency):
		$(15,573)	(5,627)	(126)	3,461	(6,455)	(9,626)	(5,700)	(1,498)	1,688	3,303
	%	(13.7)	(4.5)	(.1)	2.7	(5.1)	(7.3)	(4.3)	(1.2)	1.4	2.9

Net paid (cumulative) as of:
One year later		38,549	40,954	42,433	37,125	40,970	45,461	40,843	35,168	35,008	27,450
Two years later		64,323	69,035	66,477	63,325	69,393	70,075	64,959	61,03	56,290
Three years later		84,638	86,364	86,313	80,142	86,670	85,772	83,552	78,109
Four years later		96,491	98,300	97,770	89,383	96,222	98,053	96,986
Five years later		104,063	105,787	104,282	94,809	102,892	107,913
Six years later		109,492	109,639	107,431	99,131	108,438
Seven years later		111,851	111,822	110,193	103,180
Eight years later		113,593	114,246	113,200
Nine years later		114,959	116,279
Ten years later		116,589

Initial gross liability for losses and LAE:		$120,114	$134,532	$141,157	$136,632	$133,485	$145,006	$151,354	$147,135	$146,475	$132,112
Initial ceded liability for losses and LAE:		6,396	8,272	10,376	9,812	6,027	13,828	19,241	19,379	22,716	19,327

Initial net liability		$113,718	$126,260	$130,781	$126,820	$127,458	$131,178	$132,113	$127,756	$123,759	$112,785

Gross liability as currently re-estimated		137,404	142,021	139,310	131,801	146,704	172,475	170,726	161,139	149,354	132,977
Ceded liability as currently re-estimated		8,113	10,134	8,403	8,442	12,791	31,671	32,913	31,885	27,283	23,495

Net liability as currently re-estimated		$129,291	$131,887	$130,907	$123,359	$133,913	$140,804	$137,813	$129,254	$122,071	$109,482

Gross cumulative redundancy (deficiency):		$(17,290)	(7,489)	1,847	4,831	(13,219)	(27,469)	(19,372)	(14,004)	(2,879)	(865)
	%	(14.4)	(5.7)	1.3	3.5	(9.9)	(18.9)	(12.8)	(9.5)	(2.0)	(.7)

          The loss and LAE reserves reported in the Company’s consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP) differ from those reported in the statements filed by MNH with the New Hampshire Insurance Department in accordance with statutory accounting principles (SAP) as follows:

	As of December 31,
	2005	2004	2003
	(in thousands)
Loss and LAE reserves on a SAP basis	$101,384	$112,785	$123,759
Adjustments:
Ceded reinsurance balances recoverable	13,807	15,630	22,715

Loss and LAE reserves on a GAAP basis	$115,191	$128,415	$146,474

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
          Beginning January 1, 1998, the Company’s property and casualty excess of loss reinsurance agreement provided for recovery of casualty losses over $500,000 up to $10,000,000 per occurrence and property losses over $500,000 up to $10,000,000 per risk. This coverage is supplemented by a contingent casualty layer of reinsurance for workers’ compensation claims of $5,000,000 in excess of the first $10,000,000 subject to a calendar year limit of $10,000,000. Effective January 1, 2002, the Company increased its retention on casualty losses to $750,000. Effective January 1, 2004, the Company adjusted the property loss occurrence limit to $5,000,000 per risk. Individual property facultative reinsurance was purchased for all exposures greater than $5,000,000. Effective January 1, 2005, the Company adjusted the property loss occurrence limit to $7,000,000 per risk, with individual property facultative reinsurance purchased for exposures exceeding that amount.
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
          The Pooling Agreement provides for MNH to cede, or transfer, to Mutual all of its premiums and risks on its Traditional Business during the term of the agreement, and then to assume from Mutual a percentage of all of Mutual’s and MNH’s Traditional Business (the “Pooled Business”). MNH assumed 30% of the Pooled Business in 2005, 35% of the Pooled Business in 2004 and 40% of the Pooled Business in 2003. MNH’s share of the Pooled Business will be reduced to 25% in 2006 and 2007, though not to exceed $42.5 million and $37.5 million in assumed net written premiums, respectively. If the parties agree, MNH may increase its share or maximum amount of assumed net premiums written of the Pooled Business for any year. The decreasing amount of Traditional Business assumed under the Pooling Agreement is intended to provide MNH with the capacity to pursue insurance opportunities independently of Mutual, thereby reducing its dependence on Mutual as its only source of business. Mutual retains a share of the risk in MNH’s Traditional Business under Mutual’s control pursuant to a profit and loss sharing arrangement in the Pooling Agreement based on the loss and LAE experience of the Pooled Business. The Company believes the Pooling Agreement and profit (or loss) sharing feature included therein align the interests of MNH and Mutual.
          The Pooling Agreement may be terminated by either party at the beginning of any calendar year upon not less than 6 months notice, but not effective before January 1, 2008. Furthermore, the Pooling Agreement may be terminated effective January 1, 2007 upon 6 months notice, but only by MNH and only if the ratio of net losses and LAE to net earned premiums on a cumulative basis from the inception of the Pooling Agreement exceeds 76%, as of the date notice is given. See Administration above.
Investments
          The primary source of funds for investment by the Company is premiums collected. Although premiums, net of commissions and other underwriting costs, are taken into income ratably over the terms of the policies, they provide funds for investment from the date cash is received. Similarly, although establishment of and changes in reserves for losses and LAE are included in results of operations immediately, the amounts so set aside are available to be invested until the Company pays those claims.
          The investments of the Company are regulated by New Hampshire insurance law and are reviewed by the Board of Directors. Other than certain short-term investments held to maintain liquidity, the Company primarily invests in corporate bonds, mortgage-backed and other asset-backed securities including collateralized mortgage obligations, and tax-exempt securities with expected maturities of 10 years or less.

The mortgage-backed securities held by the Company are typically purchased at expected yields which are greater than comparable maturity Treasury securities and are AAA or AA rated.
          The Company had $45,257,000 of tax-exempt bonds in its investment portfolio at December 31, 2005. The Company believes these tax-exempt bonds are of high quality (rated A or better) and, at the time of purchase, offered an after-tax total return potential greater than comparable taxable securities.
          At December 31, 2005 the Company had $10,650,000 of short-term investments with maturities less than 30 days and $6,123,000 of non-investment grade securities. These non-investment grade securities represented 3% of the investment portfolio as compared to $2,150,000, or 1%, of the investment portfolio at December 31, 2004.
          The table below provides information regarding the Company’s investments as of the dates indicated.

	As of December 31,
	2005		2004		2003
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Fixed Maturities (1):
U.S. Government and Agencies	$7,145	3.9%	$5,028	2.5%	$8,377	4.1%
Corporate Securities	17,147	9.4	28,003	14.2	28,714	14.2
Mortgage and Asset Backed Securities	97,044	53.2	110,082	55.7	113,313	55.8
Tax-Exempt Bonds	45,257	24.8	40,979	20.7	43,401	21.4

Total Bonds	166,593	91.3	184,092	93.1	193,805	95.5
Preferred Stocks (1)	4,312	2.4	3,509	1.8	5,797	2.9
Short-Term Investments (2)	10,650	5.9	7,412	3.7	1,118	.6
Other (3)	734	.4	2,696	1.4	2,167	1.0

Total Invested Assets	$182,289	100.0%	$197,709	100.0%	$202,887	100.0%

(1)	Shown at fair value.

(2)	Shown at cost, which approximates fair value.

(3)	Shown at estimated fair value or unpaid principal balance, which approximates estimated fair value.

          The table below sets forth the Company’s net investment income and net realized gains and losses, excluding the effect of income taxes, for the periods shown:

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Average investments	$185,925	$196,148	$200,996
Net investment income	7,733	7,881	8,815
Net investment income as a percentage of average investments (1)	4.2%	4.0%	4.4%

Net gains (losses) on investments	$—	$(221)	$2,500

(1)	The taxable equivalent yield for the years ended December 31, 2005, 2004 and 2003 was 4.5%, 4.3% and 4.4%, respectively, assuming an effective tax rate of 34%.
          The table below sets forth the carrying value of bonds and percentage distribution of various maturities at the dates indicated. Fixed maturities are included at fair value. Mortgage and asset backed securities are presented based upon their projected cash flows.

	As of December 31,
	2005		2004		2003
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
1 year or less	$35,259	21.2%	$49,275	26.8%	$33,243	17.2%
1 year through 5 years	104,957	63.0	112,476	61.1	137,234	70.8
5 years through 10 years	18,978	11.4	18,870	10.2	21,065	10.9
More than 10 years	7,399	4.4	3,471	1.9	2,263	1.1

Total	$166,593	100.0%	$184,092	100.0%	$193,805	100.0%

Competition
          The property and casualty insurance business is highly competitive. The Company is in direct competition with many national and regional multiple-line insurers, many of which are substantially larger than the Company and have considerably greater financial resources. Competition is further intensified by the independent agency system because each independent agent who sells the Company’s policies also represents one or more other insurers. Also, the Company’s agents compete with direct writing insurers and this indirectly affects the Company.

          Historically, the property and casualty industry has tended to be cyclical in nature. During the “up” cycle, or “hard market,” the industry is characterized by price increases, strengthening of loss and LAE reserves, surplus growth and improved underwriting results. Near the end of the “up” cycle, an increase in capacity causes insurance companies to begin to compete for market share on the basis of price. This price competition causes the emergence of the “down” cycle, or “soft market,” characterized by a reduction in the premium growth rate and a general decline in profitability. Often times, the down cycle is accompanied by a decline in the adequacy of loss and LAE reserves and a decrease in premium writing capacity. The property and casualty insurance industry experienced a cyclical downturn for most of the 1990’s through 2001 due primarily to intense premium rate competition and an excess capacity to write premiums. Beginning in 2002 the property casualty industry experienced price firming primarily within the commercial lines segment. However, some of the circumstances which led to the most recent cyclical downturn in the property and casualty insurance industry have become evident, and the Company believes that this price firming or “hard market” has ended. Generally, since mid-2004 premium rates have been decreasing due to excess capacity in the industry. Notwithstanding significant losses caused by hurricanes in the southern United States in 2004 and 2005, the Company anticipates that price-based competition will intensify in its markets in 2006.
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

          The Company depends on cash dividends from MNH to pay cash dividends to its stockholders and to meet its expenses. MNH is subject to New Hampshire state insurance laws which restrict its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer’s policyholders’ surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve-month period ending in 2006 without the prior approval of the New Hampshire Insurance Commissioner is $6,639,000. MNH paid $800,0000, $1,200,000, $800,000 and $600,000 of dividends to the Company in February 2005, October 2005, November 2005 and December 2005, respectively.
          In certain states in which it operates, MNH is required to maintain deposits with the appropriate regulatory authority to secure its obligations under certain insurance policies written in the jurisdiction. At December 31, 2005, investments of MNH having a par value of $850,000 were on deposit with regulatory authorities.
          MNH is required to file detailed annual reports with the appropriate regulatory agency in each of the states in which it does business. Their business and accounts are subject to examination by such agencies at any time, and the laws of many states require periodic examination. The State of New Hampshire Insurance Department most recently examined the accounts of MNH as of December 31, 2003. MNH’s annual report as of that date was accepted as submitted, without adjustment.
          The National Association of Insurance Commissioners (NAIC) applies a risk-based capital measurement formula to all property and casualty insurance companies. The formula calculates a minimum required statutory net worth based on the underwriting, investment, credit, loss reserve and other business risks inherent in an individual company’s operations. Any insurance company that does not meet threshold risk-based capital measurement standards could be forced to reduce the scope of its operations and ultimately could become subject to statutory receivership proceedings. MNH’s capital substantially exceeds the statutory minimum as determined by the risk-based capital measurement formula as of December 31, 2005.
          The NAIC has established eleven financial ratios (the Insurance Regulatory Information System, or “IRIS”) to assist state insurance departments in their oversight of the financial condition of insurance companies operating in their respective states. The NAIC calculates these ratios based on statutory information submitted by insurers on an annual basis and shares the information with the applicable state insurance departments. The ratios relate to leverage, profitability, liquidity and loss reserve development. Each of the Company’s ratios for 2005 falls within the usual or acceptable range as published by the NAIC.
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
Employees
          The Company and MNH have no employees. At December 31, 2005, Mutual had 313 full-time equivalent employees. The Company believes that Mutual’s relationship with its employees is satisfactory.

Executive Officers of the Registrant
     The names of the executive officers of the Company and their ages, titles and biographies as of the date hereof are set forth below.

Name of Executive		Principal Occupation
Officer and Position(s)	Age	During the Past Five Years
Robert M. Zak Senior Vice President and Chief Operating Officer	48	President and Chief Executive Officer of MNH and Mutual since November 1, 1995; Sr. Vice President of MNH and Mutual from 1992 to 1995; Chief Financial Officer of the Company, MNH and Mutual from 1991 through 1996; Vice President – Financial Services of MNH and Mutual from 1989 through 1996; Secretary of MNH and Mutual from 1990 through November 1, 1995.

Edward M. Murphy Vice President, Chief Investment Officer and Assistant Secretary	55	Vice President and Chief Investment Officer of the Company, Mutual and MNH since 1991; Assistant Vice President of Mutual and MNH from 1989 to 1991.

Kenneth J. Wilson Vice President, Treasurer, Chief Financial Officer and Secretary	58	Vice President, Treasurer and Chief Financial Officer of the Company, Mutual and MNH since 1996; President and Chief Executive Officer of Carbadon Corp. and its operating subsidiary, Empire of America Realty Credit Corp., from December 1995 to December 1996 and Chief Financial Officer from November 1992 to December 1996.
Item 1.A. RISK FACTORS.
     The following factors may affect the Company’s business.
     Factors Affecting the Property and Casualty Industry Generally:
If our estimates of loss and LAE prove inaccurate and if we have to make even a relatively small adjustment to our reserves, the adjustments may have a significant impact on our income.
     As discussed in Item 1 BUSINESS, the Company establishes reserves for its estimate of losses and LAE associated with reported and unreported claims for each accounting period. The Company frequently evaluates the adequacy of its reserves and its reserving techniques. Due to uncertainties inherent in the estimation of incurred losses and LAE, the Company is likely to record increases or decreases to its reserves in current periods for losses and LAE that occurred in prior periods. If an increase in reserves is warranted, the Company would record an increase to its incurred losses and LAE and a reduction to its net income in the period in which the deficiency in reserves is identified. Accordingly, an increase in reserves for losses and LAE could have a material adverse effect on the Company’s results of operations, liquidity and financial condition.
The demand for property and casualty insurance is cyclical, which may adversely affect our operating results for extended periods.
     The property and casualty industry has historically been cyclical in nature. The industry has experienced periods of intense price competition that at times of overcapacity in the industry can result in reduced premium rates. The demand for property and casualty insurance, particularly for commercial products, can vary with the overall level of economic activity .
If catastrophic events affect many of our policy holders at the same time, we may experience significant extraordinary losses.
     The financial results of the Company and those of the property and casualty industry have historically been subject to fluctuations due to unpredictable developments such as natural disasters. Weather-related events such as hurricanes, as well as other natural and unnatural events such as terrorism may adversely affect the financial results of the Company. The frequency and severity of these catastrophes are unpredictable. Although any one year may be free of major weather or other disasters or catastrophes, another year may have several such events, causing results to be materially worse than for other years. The extent of losses resulting from a catastrophe is a function of both the total amount of insured exposures in the affected area and the severity of the event.
     The Company seeks to mitigate the potential impact of such catastrophes through geographic diversification and through the purchase of reinsurance. Reinsurance recoveries may prove inadequate if a catastrophe were to occur and the cost of the catastrophe were to exceed the amount of reinsurance purchased.
Adequate reinsurance may not be available at acceptable prices so that we may not be able to adequately protect the Company against extraordinary losses.
     As discussed in Item 1 BUSINESS, the Company transfers a portion of the risk associated with the insurance that it sells to reinsurance companies through reinsurance contracts. The availability, amount and cost of such arrangements may vary significantly from year to year depending on market conditions, which include the number and severity of recent natural disasters. Any decrease in the amount of reinsurance purchased by the Company would increase its risk of loss. Furthermore, the Company is exposed to credit risk related to amounts recoverable from reinsurers.
Our investment income is very sensitive to prevailing interest rates, and general decreases in interest rates will adversely affect our business.
     The Company, like other property and casualty insurance companies, depends upon income from its investment portfolio for a significant portion of its revenues and its net income. Most of the Company’s investment portfolio is invested in interest bearing securities. Accordingly, a decrease in the general level of interest rates would likely have an adverse effect on the Company’s investment income and on its net income.
Government regulation affecting casualty and insurance companies could restrict our operations in ways that would adversely affect our business.
     The Company is subject to regulation under applicable insurance statutes, including insurance holding company statutes, of the various states in which MNH writes insurance. Insurance regulation is intended to provide safeguards for policyholders rather than to protect stockholders of insurance companies or their holding companies. Insurance laws of the various states establish regulatory agencies with broad administrative powers, including the power to grant or revoke licenses to transact insurance business and to regulate trade practices, investments, premium rates and the maintenance of specific levels of capital.
     The Company’s business can be affected adversely by insurance regulations and other regulations affecting property and casualty insurance companies. For example, laws and regulations can set rates at levels that the Company does not believe are sufficient to recover the costs of the risks that it insures. Other laws and regulations can limit the Company’s ability to cancel or refuse to renew polices or require the Company to offer coverage to all policy applicants. Federal initiatives such as federal terrorism backstop legislation may also impact the insurance industry.
     Factors Affecting the Company Specifically:
The Company’s and MNH’s current operations are heavily dependent on their relationships with Mutual, and any disruption of those relationships could adversely affect our business.
     The Company’s and MNH’s business and day-to-day operations are closely aligned with those of Mutual. This is the result of a combination of factors. Mutual has had a historical ownership interest in the Company and MNH. At December 31, 2005 Mutual owned 12.0% of the Company’s common stock. Under the Services Agreement (see Item 1. BUSINESS), Mutual provides the Company and MNH with all facilities and with personnel to operate their business. The officers of the Company or MNH are employees of Mutual whose services are provided to, and paid for by, the Company and MNH through the Services Agreement. Further, since 2003 the Company and Mutual share underwriting results by means of a reinsurance pooling agreement. The Services Agreement may be cancelled by either party effective January 1, 2008. The Pooling Agreement may be cancelled effective December 31, 2007. If the Services Agreement is terminated the Company will obtain services from an alternate provider or negotiate an extension of the existing Services Agreement.
We compete with other regional and national property and casualty insurance companies, many of which have greater resources than we do.
     The Company competes with many other regional and national property casualty insurance companies, many of which are larger and have greater financial, technical and operating resources. Further, the Company competes with other insurance companies within each agency because each independent agency represents more than one insurance company. If competitors offer better coverage or lower prices, the Company’s ability to sell new policies or to renew existing policies may be adversely impacted.
Our operations are relatively concentrated in one geographic region, and a large disaster in the states that we serve could adversely affect our business.
     The Company writes property and casualty insurance business in the northeast and portions of the Midwest United States. Unusually severe storms or natural or man-made disasters that destroy property in these states could have an adverse impact on the Company’s financial condition. The Company’s revenues and profitability are subject to the prevailing economic conditions in the states in which it writes insurance.
New Hampshire state regulations limit our ability to pay dividends even when we have sufficient cash to pay them.
     As a holding Company, the Company is dependent on cash dividends from MNH to meet its obligations and pay any cash dividends. MNH is subject to New Hampshire insurance laws, which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer’s policyholders’ surplus as of the preceding December 31st. Further, if the New Hampshire Insurance Department were to determine that an MNH dividend to the

Company was detrimental to MNH’s policyholders, the Department may limit or prohibit dividends that would otherwise be permitted without prior approval.
     Although the Company has a history of paying dividends to its shareholders, future cash dividends will depend on the Company’s results of operations, its financial condition, its cash requirements and other factors including MNH’s ability to pay dividends to the Company as discussed in the previous paragraph. There can be no assurance that the Company will continue to pay dividends to its shareholders even if it has sufficient cash to do so.
Item 2. PROPERTIES.
     Although the Company has no facilities, it benefits from the facilities of Mutual pursuant to the Services Agreement, under which the Company is charged a fee for a portion of the costs of such facilities.
     The Company’s corporate headquarters are located in Buffalo, New York in a building owned by a subsidiary of Mutual that contains approximately 113,000 square feet of office space. Mutual also has regional underwriting and/or claims office facilities in Buffalo, Albany and Hauppauge, New York; Manchester, New Hampshire; Moorestown, New Jersey and Columbus, Ohio. All of the offices except the Buffalo office are leased.
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

	High	Low	Dividend
2005:
Fourth Quarter	$31.60	$26.65	$.25
Third Quarter	27.10	24.10	.10
Second Quarter	26.60	24.00	.10
First Quarter	26.15	23.60	.10

	High	Low	Dividend
2004:
Fourth Quarter	$24.67	$22.65	$.10
Third Quarter	26.00	23.08	.10
Second Quarter	26.38	24.40	.10
First Quarter	25.50	23.70	.10
     The number of stockholders of record of the Company’s Common Stock as of February 15, 2006 was 72. Securities held by nominees are counted as one stockholder of record.
     The Company has paid a quarterly cash dividend to its common stockholders since 1993. Continued payment of this dividend and its amount will depend upon the Company’s operating results, financial condition, capital requirements and other relevant factors, including legal restrictions applicable to the payment of dividends by its insurance subsidiary, MNH.
     As a holding company, the Company depends on dividends from its subsidiary, MNH, to pay cash dividends to its stockholders. MNH is subject to New Hampshire state insurance laws which restrict its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer’s policyholders’ surplus as of the preceding December 31. The maximum amount of dividends that MNH could pay during any twelve-month period ending in 2006 without prior approval of the New Hampshire Insurance Commissioner is $6,639,000.
     During the fourth quarter of its fiscal year, neither the Company nor any “affiliated purchaser” (as defined in SEC Rule 10b-18(a)(3)) made any purchases of any of its equity securities on its behalf.

Equity Compensation Plan Information

			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	Of Outstanding Options,	Outstanding Options,	(Excluding Securities)
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	0	N/A	0

Equity Compensation Plans Not Approved by Security Holders	13,000	$21.00	0

Total	13,000	$21.00	0
     The company did not sell any unregistered equity securities during the 2005 fiscal year.

Item 6. SELECTED FINANCIAL DATA.
     The selected financial data set forth in the following table for each of the five years in the period ended December 31, 2005 have been derived from the audited consolidated financial statements of the Company.

	As of December 31,
	2001	2002	2003	2004	2005
	(in thousands, except per share amounts)
Net premiums written	$93,973	$70,528	$64,179	$53,102	$45,135

Net premiums earned	$93,885	$83,120	$65,097	$57,123	$49,121
Net investment income	13,295	10,403	8,815	7,881	7,733
Net investment gains (losses)	(580)	953	2,500	(221)	—
Other revenues	696	635	560	722	571

Total revenues	107,296	95,111	76,972	65,505	57,425

Net losses and loss adjustment expenses	75,144	62,873	49,612	37,681	26,408
Amortization of deferred policy acquisition costs	24,880	22,227	16,925	14,852	12,771
Other underwriting expenses	6,017	5,744	5,031	8,291	8,811

Total expenses	106,041	90,844	71,568	60,824	47,990

Income before income taxes	1,255	4,267	5,404	4,681	9,435
Provision for income taxes	434	1,729	1,039	919	2,736

Net income	$821	$2,538	$4,365	$3,762	$6,699

Earnings per share
Basic	$.35	$1.19	$2.07	$1.78	$3.17

Diluted	$.35	$1.19	$2.07	$1.78	$3.17

Weighted average number of shares outstanding:
Basic	2,343	2,125	2,110	2,114	2,115
Diluted	2,343	2,129	2,111	2,118	2,118

Balance Sheet Data: (at year end)
Total investments	$213,132	$209,397	$202,887	$197,709	$182,289
Total assets	285,078	265,900	268,678	255,704	233,978
Reserve for losses and loss adjustment expenses	151,355	147,136	146,474	128,415	115,191
Unearned premiums	50,179	35,119	36,176	33,685	29,662
Stockholders’ equity	68,551	67,924	70,259	71,974	75,894

Dividend Data:
Cash dividend per common share	$.40	$.40	$.40	$.40	$.55

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Proposal by Mutual
     On March 20, 2006, the Chairman of the Board of the Company received a letter from the Chairman of Mutual that indicated that Mutual was interested in acquiring the Company and was prepared to negotiate an all cash acquisition (by way of a tender offer and/or merger) for all the outstanding common stock of the Company at $29.00 per share. The letter noted that the per share price of the proposed offer is less than both the GAAP and STAT book values per share of the Company’s stock as well as recent closing prices of the Company’s common stock on the American Stock Exchange, but it stated that the proposed offer would be within the range of values that Mutual believed the Company’s shareholders would find acceptable for an all cash offer for all shares under the circumstances. The letter indicated that the only conditions that Mutual could foresee to a closing would be any approvals required from the State Insurance Departments (which Mutual stated that it was highly confident could be obtained in a relatively short time) and assurances from A.M. Best Company and Fitch Ratings that the respective ratings of Mutual and the Company would not be reduced as a result of the acquisition. The letter indicated that Mutual’s offer to negotiate the proposed offer would remain outstanding until the close of business on April 4, 2006, provided, however, that Mutual would consider extending the period of the offer to negotiate through April 21, 2006 if the Company advises Mutual by April 4, 2006 that its Board of Directors requires additional time to evaluate the proposal.
     For a discussion of the relationship between the Company and Mutual, see “Relationship with Mutual,” below, and “Item 1. BUSINESS — Administration,” above.
2005 Compared to 2004
     The following discussion should be considered in light of the statements under the heading “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995,” at the end of this Item. All capitalized terms used in this Item that are not defined in this Item have the meanings given to them in the Notes to Consolidated Statements contained in Item 15 (a) (1) of this Form 10-K.
     Results of operations for 2005 and 2004 reflect the effects of the Services Agreement and the Reinsurance Pooling Agreement among the Company, its wholly-owned insurance subsidiary, MNH, and Mutual, effective January 1, 2003. The Services Agreement calls for Mutual to provide underwriting, administrative, claims and investment services to the Company and MNH. The Reinsurance Pooling Agreement provides for the pooling, or sharing, of insurance business traditionally written by Mutual and MNH on or after the effective date. MNH’s share of pooled (combined Mutual and MNH) premiums earned and losses and loss adjustment expenses (LAE) for 2005 and 2004 in accordance with the Reinsurance Pooling Agreement was 30% and 35%, respectively. The Reinsurance Pooling Agreement pertains to premiums earned and incurred losses and LAE. Direct premiums written by MNH or Mutual are not pooled. MNH’s share of pooled premiums will be reduced to 25% in 2006 and 2007, though not to exceed $42,500,000 and $37,500,000 in net written premiums, respectively. MNH’s limit on net written premiums in 2005 in accordance with the pooling Agreement was $50,000,000.
     Total combined Mutual and MNH or “group-wide” direct premiums written (DWP) for the year ended December 31, 2005 were $195,228,000, an increase of $4,090,000, or 2%, from $191,138,000 in 2004. The Company’s pro-forma share of combined direct premiums written in 2005, in accordance with the Reinsurance Pooling Agreement, was $58,569,000 compared to $66,900,000 in 2004. The table below shows a comparison of direct premiums written by major category in 2005 and 2004:

				MNH
				Pro Forma
	Group-wide DWP			Share
	Year ended			Year ended
	December 31,			December 31,
	2005	2004	Variance	2005	2004	Variance
	(000’s omitted)			(000’s omitted)
Voluntary Personal	$40,842	$50,879	(20%)	$12,253	$17,808	(31%)
Voluntary Commercial	131,789	119,113	11%	39,537	41,690	(5%)
Umbrella Program	19,688	17,536	12%	5,906	6,138	(4%)
Involuntary	2,909	3,610	(19%)	873	1,264	(31%)

Total Direct Written Premiums	$195,228	$191,138	2%	$58,569	$66,900	(12%)

     The 20% (or $10,037,000) decrease in group-wide voluntary personal direct premiums written resulted from a 30% decrease in private passenger automobile (PPA) direct premiums written and a 1% decrease in homeowners direct premiums written. The decrease in PPA direct premiums written is the result of the companies’ decision, implemented in 2001, not to write new policies in certain jurisdictions and from the approval of the companies’ plan to withdraw from the New Jersey PPA market by the New Jersey Department of Banking and Insurance, which was effective in June 2003 and was completed in May 2005. As a result, voluntary PPA policies in force at December 31, 2005 were 14,640, a decrease of 5,291 or 27%, from 19,931 at December 31, 2004.

     Mutual’s monoline commercial umbrella program (the Umbrella Program) is marketed exclusively through one independent agent and approximately 95% of the premiums related to Umbrella Program policies are reinsured with an “A” rated national reinsurer through a quota share reinsurance treaty.
     Group-wide voluntary commercial direct premiums written were $131,789,000, an increase of $12,676,000, or 11%, from $119,113,000 in 2004. This increase resulted from period to period increases in every significant group-wide commercial product. The average premium per group-wide, non-Umbrella Program commercial policy increased 2% from the year earlier period. Total non-Umbrella Program commercial policies in force at December 31, 2005 were 36,050, an increase of 8% from 33,415 at December 31, 2004.
     The 19% decrease in group-wide involuntary direct premiums written resulted primarily from a decrease in assignments from the New York Automobile Insurance Plan (NYAIP). Direct premiums written related to policies assigned from the NYAIP decreased 16% to $2,329,000 from $2,783,000 for 2004. The NYAIP provides coverage for individuals who are unable to obtain auto insurance in the voluntary market. Assignments from the NYAIP vary depending upon a company’s PPA market share and the size of the NYAIP. The Company is unable to predict the volume of future assignments from the NYAIP.
     In order to minimize the adverse impact of assignments from the NYAIP, the Company purchased territorial credits from an unaffiliated company pursuant to Section 6.A.7. of the NYAIP Manual. The credits against NYAIP assignments were generated by the other insurance company for writing PPA business in certain localities in New York with PPA market availability problems. The other insurance company, by nature of its concentration in PPA business in “credit” territories, generated more credits than it required to offset its NYAIP assignments. The purchased credits reduced the Company’s share of the NYAIP. The purchased credits decreased direct premiums written related to NYAIP assignments during 2005 and 2004 by approximately $1,200,000 and $2,351,000, respectively.
     Group-wide pooled net premiums written for 2005 were $164,302,000, an increase of $756,000, or less than 1%, from $163,546,000 for 2004. This increase resulted from the 2% increase in group-wide direct premiums written, somewhat offset by an increase in 2005 as compared to 2004 of reinsurance premiums ceded to third parties. The Company’s share of pooled net premiums written in 2005 in accordance with the Reinsurance Pooling Agreement was $45,135,000, a decrease of $7,967,000, or 15%, from $53,102,000 in 2004. This decrease resulted primarily from the 5 percentage point decrease in the Company’s participation in the Reinsurance Pooling Agreement.
     Total revenues for 2005 were $57,425,000, a decrease of $8,080,000 or 12%, from $65,505,000 in 2004.
     The Company’s share of pooled net premiums earned in accordance with the Reinsurance Pooling Agreement for 2005 was $49,121,000. The Company’s share of net premiums earned in 2004 was $57,123,000. This $8,002,000, or 14%, decrease in net premiums earned primarily resulted from the 5 percentage point decrease in the Company’s participation in the Reinsurance Pooling Agreement.
     Net investment income was $7,733,000, a decrease of $148,000, or 2%, from $7,881,000 in 2004. The average pre-tax yield on the investment portfolio increased 6 basis points to 4.2% in 2005 compared to 2004. Average invested assets for 2005 decreased 5% from the year earlier period.

     There were no net investment gains or losses in 2005 compared to $221,000 ($.07 per fully diluted share after taxes) of net investment losses in 2004. The 2004 amount included an aggregate $700,000 of investment losses related to an other-than-temporary impairment in the value of two investment securities owned by the Company at December 31, 2004.
     Other revenues were $571,000 in 2005, a decrease of $151,000, or 21%, from $722,000 in 2004, primarily due to the 5 percentage point decrease in the Company’s participation in the Reinsurance Pooling Agreement.
     Net losses and LAE were $26,408,000 for 2005, a decrease of $11,273,000, or 30%, from $37,681,000 for 2004. The decrease in net losses and LAE was due to the 14% decrease in net premiums earned and a 12.2 percentage point decrease in the loss and LAE ratio to 53.8% in 2005 from 66.0% in 2004. This 12.2 percentage point decrease in the loss and LAE ratio was due to a 6.9 percentage point decrease in the loss and LAE ratio for the current accident year to 60.5% in 2005 from 67.4% in 2004 and a $2,460,000 increase in the amount of favorable development of the Company’s estimates of losses incurred related to prior accident years.
     The 6.9 percentage point decrease in the loss and ALAE ratio for the current accident year primarily resulted from:
-	An improvement in the accident year direct loss and ALAE ratio for each of the Company’s primary products, the most significant of which was an improvement from 64.4% to 54.1% in the accident year direct loss and LAE ratio in the Company’s PPA product. This improvement was due to increased fraud prevention, detection and prosecution efforts resulting from certain legislative changes in New York State. PPA liability is one of the Company’s larger products and represents approximately 23% of the Company’s net earned premiums. The decrease in the PPA loss and LAE ratio decreased the Company’s overall loss and LAE ratio by approximately 1.6 percentage points.

-	Mild weather in the Company’s operating territory during 2005 contributed to significant decreases in claim frequency (reported claims per earned policy) in the Company’s homeowners and commercial property products.
     The Company recorded decreases to its estimate of losses and LAE related to prior accident years of $3,303,000 and $843,000 in 2005 and 2004, respectively, a difference of $2,460,000. These decreases in losses and LAE relating to prior accident years reduced the loss and LAE ratio in 2005 and 2004 by 6.7 and 1.5 percentage points, respectively. The reserve development for each product and for each accident year during 2005 was within the range of reasonably likely reserves by product as of December 31, 2004. It is not appropriate to predict future increases or decreases in the estimate of losses and LAE for prior accident years from past experience. See “Critical Accounting Policies and Estimates” for a further discussion of the Company’s Reserves for Losses and LAE. The following table documents the changes in the estimate of losses and LAE related to prior accident years recorded in 2005 for the Company’s primary products.

			Commercial	Workers’
Accident	Home-	PPA	Auto	Compen-	Commercial	General	All
Year	owners	Liability	Liability	sation	Package	Liability	Other	Total
Prior to			Increases (decreases) (in thousands)
2002	$126	$(172)	$(43)	$(1,856)	$2,054	$1,540	$300	$1,949
2002	79	(568)	(132)	(501)	(1,216)	(99)	21	(2,416)
2003	211	(333)	(323)	(36)	91	117	(104)	(377)
2004	(361)	(926)	(731)	(166)	4	223	(502)	(2,459)

Total	$55	$(1,999)	$(1,229)	$(2,559)	$933	$1,781	$(285)	$(3,303)

     The Company experienced favorable development during 2005 in its PPA liability product of $1,999,000 of which $926,000 related to accident year 2004, primarily due to lower claims frequency and lower estimated severity on voluntary business. These changes are consistent with increased fraud prevention, detection and prosecution efforts stemming from certain legislative changes in New York State.
     The Company experienced favorable development during 2005 in its workers’ compensation product of $1,856,000 relating to accident years prior to 2002. The development for accident years prior to 2002 primarily resulted from lower than expected emergence of paid losses and incurred losses during 2005, and a resulting reduction in the expected loss per claim.
     The Company made no significant changes to its procedures for processing or reserving for workers’ compensation claims during 2005. In addition to the comments above related to accident years prior to 2002, the favorable loss development on the workers’ compensation product stems from inherent uncertainty in estimating ultimate costs in circumstances that involve the complex and changing medical condition of claimants.
     During 2005, the Company experienced unfavorable development in its commercial package and general liability products amounting to $3,594,000 related to accident years prior to 2002, due to greater than anticipated incurred loss development.
     The Company has made no changes to its procedures for processing or reserving for commercial package and general liability claims and is not aware of any changes to its business that might have caused a change in loss development patterns.
     The Company’s reduction in its estimate of losses and LAE related to prior accident years represented less than 3% of the recorded reserve for losses and LAE at December 31, 2004 and is within a reasonable range of loss reserve volatility for the products being underwritten.
     The Company made no changes to the key assumptions used in evaluating the adequacy of its reserves for losses and LAE during 2005. A reasonable possibility exists in any year that relatively minor fluctuations in the estimate of reserves for losses and LAE may have a significant impact on the Company’s net income. This is due primarily to the size of the Company’s reserves for losses and LAE ($115,191,000 at December 31, 2005) relative to its net income.
     The ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned increased to 43.9% for 2005 from 40.5% for 2004. A $2,081,000 or 14% decrease in the amortization of deferred acquisition costs was partly offset by a $520,000 or 6% increase in other underwriting expenses. Other underwriting expenses included $3,320,000 (6.8 percentage points of the expense ratio) of retrospective commission expense related to the Reinsurance Pooling Agreement, which provides for retrospective commission income or expense based on actual experience compared to a targeted loss and LAE ratio. The commission is owed to Mutual based on a decrease during 2005 in the estimated cumulative loss and LAE ratio on the “pooled” business since the inception of the Reinsurance Pooling Agreement.
     During 2004 the Company recorded $1,543,000 of retrospective commission expense related to the Reinsurance Pooling Agreement, which increased the 2004 ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned by 2.7 percentage points. Other underwriting expenses in 2004 also included $266,000 related to the November 2004 resignation of the Company’s President and $486,000 of consulting and due diligence expenses pertaining to the investigation of business opportunities. Other underwriting expenses also included $329,000 and $462,000 in 2005 and 2004, respectively, related to the purchase of territorial credits against NYAIP assignments discussed earlier in this item. Commissions (other than retrospective commissions under the Reinsurance Pooling Agreement), premium taxes and other state assessments that vary directly with the Company’s premium volume represented 19.7% and 19.9% of net premiums earned in 2005 and in 2004, respectively.
     Tax exempt income reduced the Company’s effective income tax rate by 5 and 8 percentage points, respectively, for the years ended December 31, 2005 and 2004. In addition, the Company reversed excess tax reserves related to uncertain tax positions which reduced the Company’s effective income tax rate by 4 percentage points for the year ended December 31, 2004.
2004 Compared to 2003
     Results of operations for 2004 and 2003 reflect the effects of the Services Agreement and the Reinsurance Pooling Agreement among the Company, its wholly-owned insurance subsidiary, MNH, and Mutual, effective January 1, 2003. MNH’s share of pooled premiums earned and losses and LAE for 2004 and 2003 in accordance with the Reinsurance Pooling Agreement was 35% and 40%, respectively. The Reinsurance Pooling Agreement pertains to premiums earned and incurred losses and LAE.
     Total combined Mutual and MNH or “group-wide” DWP for the year ended December 31, 2004 were $191,138,000, an increase of $15,995,000 or 9%, from $175,143,000 in 2003. The Company’s pro-forma share of combined DWP in 2004, in accordance with the Reinsurance Pooling Agreement, was $66,900,000 compared to $70,057,000 in 2003. The table below shows a comparison of direct premiums written by major category in 2004 and 2003:

				MNH
				Pro Forma
	Group-wide DWP			Share
	Year ended			Year ended
	December 31,			December 31,
	2004	2003	Variance	2004	2003	Variance
	(000’s omitted)			(000’s omitted)
Voluntary Personal	$50,879	$63,548	(20%)	$17,808	$25,419	(30%)
Voluntary Commercial	119,113	103,262	15%	41,690	41,305	1%
Umbrella Program	17,536	3,136	459%	6,138	1,254	389%
Involuntary	3,610	5,197	(31%)	1,264	2,079	(39%)

Total Direct Written Premiums	$191,138	$175,143	9%	$66,900	$70,057	(5%)

     The 20% (or $12,669,000) decrease in group-wide voluntary personal DWP resulted from a 27% decrease in PPA DWP and a 1% decrease in homeowners DWP. The decrease in PPA DWP is the result of the companies’ decision, implemented in 2001, not to write new policies in certain jurisdictions and from the approval of the companies’ plan to withdraw from the New Jersey PPA market by the New Jersey Department of Banking and Insurance, which was effective in June 2003. As a result, voluntary PPA policies in force at December 31, 2004 were 19,931, a decrease of 8,492 or 30%, from 28,423 at December 31, 2003.
     Mutual introduced a monoline commercial umbrella program in the fourth quarter of 2003 (the Umbrella Program). The Umbrella Program is marketed exclusively through one independent agent and approximately 95% of the premiums related to Umbrella Program policies are reinsured with an “A” rated national reinsurer through a quota share reinsurance treaty.
     Group-wide voluntary commercial DWP were $119,113,000, an increase of $15,851,000, or 15%, from $103,262,000 in 2003. This increase resulted from period to period increases in every significant group-wide commercial product. The average premium per group-wide, non-Umbrella Program commercial policy increased 7% from the year earlier period. Total non-Umbrella Program commercial policies in force at December 31, 2004 were 33,415, an increase of 6% from 31,485 at December 31, 2003.
     The 31% decrease in group-wide involuntary DWP resulted primarily from a decrease in assignments from the NYAIP. DWP related to policies assigned from the NYAIP decreased to $2,783,000 for 2004 from $3,909,000 for 2003. NYAIP credits purchased reduced the Company’s share of the NYAIP. The credits purchased decreased DWP related to NYAIP assignments during 2004 by approximately $2,351,000 and by approximately $2,256,000 for 2003.
     Group-wide pooled net premiums written for 2004 were $163,546,000, an increase of $1,857,000, or 1%, from $161,689,000 for 2003. This increase resulted from the 9% increase in group-wide DWP, offset by an increase in 2004 as compared to 2003 of reinsurance premiums ceded to third parties, primarily for premiums written related to the Umbrella Program. The Company’s share of pooled net premiums written in 2004 in accordance with the Reinsurance Pooling Agreement was $53,102,000, a decrease of $11,077,000 or 17% from $64,179,000 in 2003. This decrease resulted primarily from the 5 percentage point decrease in the Company’s participation in the Reinsurance Pooling Agreement.
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
     Net investment income was $7,881,000, a decrease of $934,000 or 11% from $8,815,000 in 2003. The average pre-tax yield on the investment portfolio decreased 40 basis points to 4.0% in 2004 compared to 2003. Average invested assets for 2004 decreased 2% from the year earlier period.
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
     Net losses and LAE were $37,681,000 for 2004, a decrease of $11,931,000 or 24% from $49,612,000 for 2003. The decrease in net losses and LAE was due to the 12% decrease in net premiums earned and a 10.2 percentage point decrease in the loss and LAE ratio to 66.0% in 2004 from 76.2% in 2003. This 10.2 percentage point decrease in the loss and LAE ratio was due to an 9.0 percentage point decrease in the loss and LAE ratio for the current accident year to 67.4% in 2004 from 76.4% in 2003 and a $753,000 decrease in the change in the Company’s estimates of losses incurred related to prior accident years.
     The 9.0 percentage point decrease in the loss and LAE ratio for the current accident year primarily resulted from:
-	A reduction in PPA liability net earned premium as a percentage of total Company net earned premium to 16.7% in 2004 from 20.2% in 2003. PPA liability was the Company’s highest loss and LAE ratio product and accounted for 1.5 percentage points of the decrease.
-	An improvement in the PPA liability loss and LAE ratio to 86.6% in 2004 from 111.6% in 2003, which accounted for 4.2 percentage points of the decrease. This improvement was due to improved involuntary loss experience, primarily from the NYAIP.
-	An improvement in the commercial package loss and LAE ratio to 69.0% in 2004 from 81.8% in 2003 which accounted for 3.5 percentage points of the decrease. This improvement was the result of a reduction in loss frequency.
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

     The Company made no significant changes to its procedures for processing or reserving for workers’ compensation claims during 2004. In addition to the comments above related to the 2001 accident year, the $2,042,000 of favorable loss development on the workers’ compensation product stems from inherent uncertainty in estimating ultimate costs in circumstances that involve the complex and changing medical condition of claimants. However, the Company believes that the decrease in loss estimates for workers compensation business is consistent with changes initiated by the Company in 2002 to reduce the concentration in its workers’ compensation policy portfolio of classes of risk that are subject to high severity losses, which became evident in the loss development activity in 2004. The underwriting changes have continued through 2004. The Company believes that it took several years for the absence of severe losses to become apparent, as the severity of such losses, if it were to develop, typically does not become apparent for several years.
     During 2004, the Company experienced unfavorable development in its commercial package and general liability products amounting to $3,302,000 related to accident years prior to 2001, due to greater than anticipated incurred loss development. For instance, the Company experienced adverse jury verdicts in 2004 that it believed had no merit and were therefore not reflected in case reserves. These claims, when considered in the loss development factors used during 2004, impacted severity for several accident years.
     The Company has made no changes to its procedures for processing or reserving for commercial package and general liability claims and is not aware of any changes to its business that might have caused a change in loss development patterns, except for the two large claims noted above.
     The Company’s reduction in its estimate of losses and LAE related to prior accident years represented less than 1% of the recorded reserve for losses and LAE at December 31, 2003 and is within a reasonable range of loss reserve volatility for the products being underwritten.
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
     The ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned increased to 40.5% for 2004 from 33.7% for 2003. A $2,073,000 or 12% decrease in the amortization of deferred acquisition costs was more than offset by a $3,260,000 or 65% increase in other underwriting expenses. Other underwriting expenses included $1,543,000 (2.7 percentage points of the expense ratio) of retrospective commission expense related to the Reinsurance Pooling Agreement, which is owed to Mutual based on a decrease during 2004 in the estimated cumulative loss and LAE ratio on the “pooled” business since the inception of the Reinsurance Pooling Agreement. During 2003 the Company recorded $305,000 of retrospective commission income related to the Reinsurance Pooling Agreement. This amount reduced the 2003 ratio of amortized deferred policy acquisition costs and other underwriting expenses to net premiums earned by .5 percentage points.

     Other underwriting expenses also included $266,000 related to the November 2004 resignation of the Company’s President and $486,000 of consulting and due diligence expenses pertaining to the investigation of business opportunities. Other underwriting expenses also included $462,000 and $228,000 in 2004 and 2003, respectively, related to the purchase of territorial credits against NYAIP assignments discussed earlier in this item. Commissions (other than retrospective commissions under the Reinsurance Pooling Agreement), premium taxes and other state assessments that vary directly with the Company’s premium volume represented 19.9% and 19.7% of net premiums earned in 2004 and 2003, respectively.
     Tax exempt income reduced the Company’s effective income tax rate by 8 and 4 percentage points, respectively, for the years ended December 31, 2004 and 2003. In addition, the Company recorded adjustments to prior years’ taxes and reversed excess tax reserves related to uncertain tax positions which reduced the Company’s effective income tax rate by 4 and 3 percentage points, respectively, for the years ended December 31, 2004 and 2003. The provision for income taxes for 2003 also included the effect of a May 2003 change in New York State law with respect to the taxation of non-life insurance companies. This change eliminated state income taxes for all non-life insurance companies and increased the premium tax rate from 1.3% to 2.0%. This change in New York State law lowered the Company’s effective income tax rate by approximately 4 percentage points in 2003. Further, as a result of this change, the Company reduced its deferred tax liability with respect to New York State income taxes to $0 during 2003. This one time benefit reduced the Company’s effective income tax rate for 2003 by 9 percentage points.
Critical Accounting Policies
Reserve for Losses and LAE
     The Reserve for Losses and LAE is an estimate of the ultimate cost of settling all losses incurred and unpaid, including those losses not yet reported to the Company, and is stated net of reinsurance. The amount of loss reserves for reported claims is based upon a case-by-case evaluation of the circumstances and policy provisions pertaining to the claim (case reserves) relating to the loss. Reserves for claims that have occurred but have not been reported (IBNR) to the Company and for the costs of settling or adjusting claims are determined using commonly accepted actuarial techniques based on historical information for each of the Company’s products, adjusted for current conditions.
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
Bornhuetter-Ferguson with Premium and Incurred Loss
The Bornhuetter-Ferguson (BF) with premium and incurred loss method is a combination of the incurred loss development method and an expected loss ratio assumption. The expected loss ratios are modified to the extent actual incurred losses differ from expected incurred losses based on the selected incurred loss development pattern. This method avoids possible distortions resulting from a large development factor being applied to a small base of incurred losses in order to estimate ultimate losses. This method will react slowly if actual ultimate losses differ substantially from losses inherent in the expected loss ratio.
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
     Estimated ultimate losses and LAE and the resulting reserve for losses and LAE are determined based on the results of the methods described above along with the following considerations:
•	How results of methods based on paid losses compare to methods based on incurred losses.

•	How results of paid and incurred development methods compare to results of paid and incurred BF methods.

•	Whether diagnostic tests cause management to favor the results of one or more methods over the results of other methods. Such tests include:
°	closed claim to reported claim ratios

°	average case reserves per open claim

°	paid loss per closed claim

°	paid loss to incurred loss ratios

°	the reasonableness of ultimate loss & ALAE ratios and ultimate severities

°	management’s consideration of other factors such as premium and loss trends, large loss experience, legislative and judicial changes and changes in underwriting guidelines and practices.
     To the extent these considerations result in changes to the Company’s estimates of reserves for losses and LAE related to prior accident years, the Company recognizes such changes in the accounting period in which the change becomes known.
     As stated previously, the above methods assume that past experience adjusted for the effects of current developments and trends is an appropriate basis for predicting future events. A range of reasonably likely reserves by product as of December 31, 2005, net of reinsurance, developed by the Company’s actuaries are shown in the table below. Generally the low and the high values in the range represent reasonable minimum and maximum amounts of these actuarial indications using the methods described above.

	Range of Net Loss & LAE Reserves ($000’s)
Products*	Low	Recorded	High
Personal Auto	$10,872	$12,491	$14,121
Homeowners	$2,086	$2,731	$3,382
Commercial Auto	$9,654	$13,449	$17,388
Workers Compensation	$21,066	$24,709	$29,072
Commercial General Liability	$34,968	$43,637	$54,402
Commercial Property	$2,797	$4,317	$6,051
Other	$40	$50	$60
All Products	$90,741	$101,384	$112,394

*	The products shown in this table are those used by the Company in its loss reserving process. The Company’s reserve for unpaid losses and LAE as appears in the table that follows, are segregated by product type as defined in the Company’s Annual Statement filed with insurance department regulators.
      Because the reserve estimates by product are independent of each other it is highly unlikely that the actual results for each of the products will be consistent with all of the high estimates, or with all of the low estimates, at the same time. Accordingly, the low and the high estimates for “All Products” shown above are greater than the sum of the low estimates and less than the sum of the high estimates resulting in a narrower range.
      Despite the many factors considered in the reserving process, it is reasonably probable that actual payments for losses and LAE will differ from those contemplated in the Company’s reserves. Such fluctuations could have a significant impact on the Company’s net income. This is primarily due to the size of the Company’s reserves for losses and LAE ($115,191,000 at December 31, 2005) relative to its net income.
      The following table presents the liability for the reserve for unpaid losses and loss adjustment expenses separated into case reserves, reserves for IBNR losses and reserves for LAE by major product:

	December 31,
	2005	2004
	(000’s)
Case reserves:
PPA liability	$6,072	$10,099
Homeowners	1,899	2,097
Commercial auto liability	5,384	7,677
Workers’ compensation	14,531	15,698
Commercial package	12,739	13,795
General liability	505	750
Other	308	243

Total case reserves	41,438	50,359

IBNR:
PPA liability	4,372	6,197
Homeowners	228	257
Commercial auto liability	6,396	6,154
Workers’ compensation	8,074	9,884
Commercial package	16,965	14,467
General liability	2,581	1,107
Other	(407)	(223)

Total IBNR	38,209	37,843

Reserve for LAE:
PPA liability	2,004	2,973
Homeowners	604	640
Commercial auto liability	1,622	1,852
Workers’ compensation	2,104	2,125
Commercial package	11,493	13,712
General liability	3,668	3,145
Other	242	136

Total reserve for LAE	21,737	24,583

Subtotal	101,384	112,785
Reinsurance recoverables	13,807	15,630

Reserve for losses and LAE	$115,191	$128,415

Deferred Policy Acquisition Costs
     Policy acquisition costs, such as commissions (net of reinsurance commissions), premiums taxes and certain other underwriting expenses which vary directly with premium volume, are deferred and amortized over the terms of the related insurance policies. Deferred policy acquisition costs are evaluated on an aggregate basis at least quarterly to determine if recorded amounts exceed estimated recoverable amounts after allowing for anticipated investment income. Premium deficiencies, if any, are recorded as amortization of deferred policy acquisition costs. Actual amounts may vary from the Company’s estimates.
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
     The Company’s investment committee, comprised of the Chief Operating Officer, the Chief Investment Officer and the Chief Financial Officer, meets monthly and monitors the Company’s investment portfolio for declines in value that are other-than-temporary. This assessment requires significant judgment. The investment committee considers the nature of the investment, the severity and length of the decline in fair value, events specific to the issuer including valuation modeling, overall market conditions, and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. When a decline in the fair value of a security is determined to be other-than-temporary, the Company adjusts the cost basis of that security to fair value and records a charge to earnings. Future increases in fair value and future decreases in fair value if not other-than-temporary are included in other comprehensive income.
Liquidity and Capital Resources
     In developing its investment strategy the Company determines a level of cash and short-term investments which, when combined with expected cash flow, is estimated to be adequate to meet expected cash obligations. Due to declining written premiums however, the Company’s operating activities have resulted in a use of cash each year since 2001. The Company’s decreasing participation percentage in the pooled business over the remaining years of the Reinsurance Pooling Agreement will likely result in continued negative cash flows from operations. Net cash used in operations was $1,653,000 in 2005. The Company believes that careful management of the relationship between assets and liabilities will minimize the likelihood that investment portfolio sales will be necessary to fund insurance operations, and that the effect of such sales, if any, on the Company’s stockholders’ equity will not be material.
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
     At December 31, 2005, the Company owned 127 investment securities, of which 108 were in an unrealized loss position. As of December 31, 2005 all of the Company’s fixed maturity investments were exchange traded or are readily marketable and are supported by the broker/dealer community. The total potential impact on the Company’s future earnings if the unrealized losses associated with its investment portfolio at December 31, 2005 were to become other-than-temporary would be $3,128,000, or $2,064,000 after taxes.
     Included in net investment losses for the year ended December 31, 2004 are write-downs on two investment securities held in the Company’s investment portfolio at December 31, 2004 determined to have had an other-than-temporary impairment in market value. The total amount of other-than-temporary impairments recorded as losses amounted to $700,000 in 2004. No other-than-temporary impairments were recorded in 2005 or 2003.
     At December 31, 2005, $6,123,000 or 3% of the Company’s investment portfolio was invested in non-investment grade securities, compared to $2,150,000 or 1% at December 31, 2004.
     The Company designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as accumulated other comprehensive income within stockholders’ equity. At December 31, 2005, the Company recorded as accumulated other comprehensive loss in its Consolidated Balance Sheet $2,540,000 of net unrealized losses, net of taxes, associated with investments classified as available for sale.

     At December 31, 2005 the Company’s portfolio of fixed maturity investments represented 91.4% of invested assets. Management believes that this level of fixed maturity investments is consistent with the Company’s liquidity needs because it anticipates that cash receipts from net premiums written, investment income and maturing securities will enable the Company to satisfy its cash obligations. Furthermore, a portion of the Company’s fixed maturity investments are invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide monthly paydowns of bond principal.
     At December 31, 2005, $97,044,000, or 58.3%, of the Company’s fixed maturity portfolio was invested in mortgage-backed and other asset-backed securities. The Company invests in a variety of collateralized mortgage obligation (“CMO”) products but has not invested in the derivative type of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company’s CMO investments have a secondary market and their effect on the Company’s liquidity does not differ significantly from that of other fixed maturity investments.
     At December 31, 2005, the Company owed $2,590,000 of retrospective commissions to Mutual in accordance with the Reinsurance Pooling Agreement (see the “2005 compared to 2004” section of this Item for a discussion of retrospective commissions). The Reinsurance Pooling Agreement requires the amount of retrospective commissions to be calculated and paid annually, six months after the end of each calendar year.
     The Company did not repurchase any shares of its common stock during 2005. At December 31, 2005 the Company was holding 1,139,700 shares in treasury.
     During 2005 stock options for 18,500 shares of the Company’s stock were exercised. Proceeds to the Company from the exercise of these options amounted to $389,000.
     The Company has arranged for a $2,000,000 unsecured credit facility from a bank. Any borrowings under this facility are payable on demand and carry an interest rate which can be fixed or variable and is negotiated at the time of each advance. This facility is available for general working capital purposes and for repurchases of the Company’s common stock. No amounts were outstanding related to this facility at December 31, 2005.
     As a holding company, the Company is dependent upon cash dividends from MNH to meet its obligations and to pay any cash dividends. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer’s policyholders’ surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve month period ending in 2006 without the prior approval of the New Hampshire Insurance Commissioner is $6,639,000. MNH paid $800,000, $1,200,000, $800,000 and $600,000 of dividends to the Company in February 2005, October 2005, November 2005 and December 2005, respectively. The Company paid aggregate quarterly cash dividends to its common stockholders of $.55 per share in 2005, which amounted to $1,164,000.
     Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed 3 to 1. The Company has consistently followed a business strategy that would allow MNH to meet this 3 to 1 regulatory guideline. MNH’s ratio of net premiums written to statutory surplus for 2005 was .7 to 1.

Off-Balance Sheet Arrangements
     The Company does not have any off-balance sheet arrangements.
Contractual Obligations
     At December 31, 2005, the Company had no contractual obligations related to long-term debt, capital leases, operating leases, purchase obligations or other long-term liabilities reflected on its balance sheet.
     A summary of the Company’s non-cancelable contractual obligations follows:

		Less than	1 – 3	3 – 5	More than
	Total	1 Year	Years	Years	5 Years
Reserve for losses and loss adjustment expenses	$115,191	$30,048	$34,876	$19,307	$30,960

     Unlike most other contractual obligations, reserves for losses and LAE do not have specified due dates. The amounts shown in the preceding table are the Company’s estimates of these amounts.
Recently Issued Accounting Standards
     The following accounting pronouncements were issued by the Financial Accounting Standards Board during 2005 and 2006 and are effective for fiscal years ending subsequent to December 31, 2005:
•	Statement of Financial Accounting Standards (SFAS) No. 154 “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”.

•	SFAS No. 155 “Accounting for Certain Hybrid Instruments”.

•	SFAS No. 156 “Accounting for Servicing Assets and Liabilities”.
     The Company does not expect these pronouncements to have any impact on its financial statements.
      In September 2005, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications of Exchanges of Insurance Contracts” (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company has not yet determined the impact of adopting SOP 05-1 on its consolidated financial statements, if any.
Federal Legislation
     The Terrorism Risk Insurance Act of 2002 (“TRIA”), signed into law on November 26, 2002, provides a federal backstop for losses related to the writing of the terrorism peril in property and casualty insurance policies. In December 2005, TRIA was extended through December 31, 2007. The Company has complied with TRIA requirements to notify commercial policyholders about requirements of the law, that the Company was required to offer terrorism coverage and how the coverage would be priced. Currently, the Company is issuing terrorism exclusions on its commercial lines policies in states other than New York, where terrorism exclusions have not been approved by the New York Insurance Department. These exclusions will be effective if TRIA expires at December 31, 2007.
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
Inflation
     Inflation affects the Company, like other companies in the property and casualty insurance industry, by contributing to higher losses, LAE and operating costs, as well as greater investment income resulting from the higher interest rates which can prevail in an inflationary period. Premium rates, however, may not keep pace with inflation since competitive forces may limit the Company’s ability to increase premium rates. The Company considers inflationary trends in estimating its reserves for reported and IBNR claims.
Relationship with Mutual
     The Company’s and MNH’s business and day-to-day operations are closely aligned with those of Mutual. This is the result of a combination of factors. Mutual has had a historical ownership interest in the Company and MNH. Prior to November 1986 MNH was a wholly-owned subsidiary of Mutual. Following the Company’s initial public offering in November 1986 and until a secondary stock offering in July 1993 the Company was a majority-owned subsidiary of Mutual. At December 31, 2005 Mutual owned 12.0% of the Company’s common stock. Under the Services Agreement, Mutual provides the Company and MNH with all facilities and personnel to operate their business. The officers of the Company or MNH are employees of Mutual whose services are provided to, and paid for by, the Company and MNH through the Services Agreement. Also, the operation of MNH’s insurance business, which offers substantially the same products as Mutual through the same independent insurance agents, creates a very close relationship among the companies.
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:
     With the exception of historical information, the matters and statements discussed, made or incorporated by reference in this Annual Report on Form 10-K constitute forward-looking statements and are discussed, made or incorporated by reference, as the case may be, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “anticipates,” “estimates,” or “plans,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve certain assumptions, risks and uncertainties that include, but are not limited to, those associated with factors affecting the property-casualty insurance industry generally, including price competition, the Company’s dependence on state insurance departments for approval of rate increases, size and frequency of claims, escalating damage awards, natural disasters, fluctuations in interest rates and general business conditions; the Company’s dependence on investment income; the geographic concentration of the Company’s business in the northeastern United States and in particular in New York, New Hampshire, New Jersey, Rhode Island, Pennsylvania and Massachusetts; the adequacy of the Company’s loss reserves; the Company’s dependence on the general reinsurance market; government regulation of the insurance industry; exposure to environmental claims; dependence of the Company on its relationship with Merchants Mutual Insurance Company; and the other risks and uncertainties discussed or indicated in all documents filed by the Company with the Securities and Exchange Commission. Forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance, achievements or financial condition to be materially different from any future results, performance, achievements, or financial condition expressed or implied by the forward-looking statements. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the filing of this report.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
     Market risk represents the potential for loss due to changes in the fair value of financial instruments. The market risk related to the Company’s financial instruments primarily relates to its investment portfolio. The value of the Company’s investment portfolio of $182,289,000 at December 31, 2005 is subject to changes in interest rates and to a lesser extent on credit quality. Further, certain mortgage-backed and asset-backed securities are exposed to prepayment or extension risk generally caused by interest rate movements. If interest rates decline, mortgage holders would be more likely to refinance existing mortgages at lower rates. Acceleration of future repayments could adversely affect future investment income, if the accelerated receipts were invested in lower yielding securities.
     The table below provides information related to the Company’s fixed maturity investments at December 31, 2005. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based upon the maturity date or, in the case of mortgage-backed and asset-backed securities, expected payment patterns. Actual cash flows could differ from those shown in the table.
Expected Cash Flows of Principal Amounts ($ in 000’s):

							TOTAL
								Esti-
							Amor-	mated
						There-	tized	Market
	2006	2007	2008	2009	2010	after	Cost	Value
Available for Sale
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$0	$0	$3,004	$0	$4,244	$0	$7,248	$7,145
Average interest rate	0.0%	0.0%	3.2%	0.0%	4.8%	0.0%	—	—

Obligations of states and political subdivisions	11,367	3,908	15,597	3,906	7,419	3,730	45,927	45,257
Average interest rate	3.6%	4.3%	3.9%	4.1%	5.0%	4.8%	—	—

Corporate securities	999	0	3,243	5,975	1,991	5,432	17,640	17,147
Average interest rate	3.2%	0.0%	3.7%	4.9%	4.6%	6.8%	—	—

Mortgage & asset backed securities	23,461	21,396	15,473	13,537	8,422	16,562	98,851	97,044
Average interest rate	4.8%	4.8%	4.8%	4.9%	5.0%	5.1%	—	—

Total	$35,827	$25,304	$37,317	$23,418	$22,076	$25,724	$169,666	$166,593

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
     Quarterly data for the two most recent fiscal years is set forth below:

	Three months ended
	3/31	6/30	9/30	12/31
	(in thousands, except per share amounts)
2005
Net premiums earned	$11,977	$12,767	$12,155	$12,222
Net investment income	1,936	1,908	1,890	1,999
Net investment gains	—	—	—	—
Other revenues	136	114	163	158

Total revenues	$14,049	$14,789	$14,208	$14,379

Income before income taxes	$1,599	$4,532	$2,484	$820
Net income	$1,188	$3,178	$1,721	$612
Net income per diluted share	$.56	$1.50	$.81	$.29

2004
Net premiums earned	$14,069	$14,364	$14,161	$14,529
Net investment income	2,054	1,965	1,935	1,927
Net investment gains (losses)	377	93	—	(691)
Other revenues	166	97	185	274

Total revenues	$16,666	$16,519	$16,281	$16,039

Income before income taxes	$1,130	$1,958	$1,309	$284
Net income	$811	$1,550	$1,163	$238
Net income per diluted share	$.38	$.73	$.55	$.11

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
Item 9A. CONTROLS AND PROCEDURES.
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
     The Company’s Chief Operating Officer and Chief Financial Officer also evaluated the Company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) and determined that no changes in internal control over financial reporting occurred during the quarter ended December 31, 2005 that have materially affected, or which are reasonably likely to material affect, the Company’s internal controls over financial reporting.
Item 9.B. OTHER INFORMATION.
None.

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     The information in response to this item regarding Directors of the Company who are standing for reelection is incorporated by reference herein to the information under the caption “Election of Directors” presented in the Company’s definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company’s 2006 Annual Meeting of Shareholders to be held on or about June 7, 2006, provided, however, that information appearing under the heading “Report of the Audit Committee” is not incorporated herein and should not be deemed included in this document for any purpose.
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
Investor Relations
Merchants Group, Inc.
250 Main Street
Buffalo, NY 14202
Item 11. EXECUTIVE COMPENSATION.
     The information in response to this item is incorporated by reference herein to the information under the captions “Executive Compensation” and “Compensation of Directors” presented in the Company’s definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company’s 2006 Annual Meeting of Shareholders to be held on or about June 7, 2006, provided, however that information appearing under the captions “Compensation Committee Report on Executive Compensation” and “Performance Comparison” is not incorporated herein and should not be deemed to be included in this document for any purpose.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
     The information in response to this item is incorporated by reference herein to the information under the caption “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” presented in the Company’s definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company’s 2006 Annual Meeting of Stockholders to be held on or about June 7, 2006.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     The information in response to this item is incorporated herein by reference to the information under the caption “Services Agreement and Reinsurance Pooling Agreement” and “Certain Transactions” presented in the Company’s definitive Proxy Statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company’s 2006 Annual Meeting of Shareholders to be held on or about June 7, 2006.
Item 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES
     The information in response to this item is incorporated by reference to the information under the caption “Audit Fees” presented in the Registrant’s definitive Proxy Statement filed pursuant to Regulation 14A and used in connection with the Company’s 2006 Annual Meeting of Shareholders to be held on or about June 7, 2006.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.
(a)	(1) The following financial statements of Merchants Group, Inc. are included on pages F-1 to F-25:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet — December 31, 2005 and 2004.
Consolidated Statement of Operations — Years ended December 31, 2005, 2004 and 2003.
Consolidated Statement of Changes in Stockholders’ Equity — Years ended December 31, 2005, 2004 and 2003.
Consolidated Statement of Cash Flows — Years ended December 31, 2005, 2004 and 2003.
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
Schedule II -
          Amounts Receivable From/Payable to Related Parties, and Underwriters, Promoters and Employees Other Than Related Parties.
Schedule III -
          Condensed Financial Information of Registrant.
Schedule IV — Reinsurance
Schedule V -
          Supplemental Insurance Information (see Schedule VI).
Schedule VI -
          Supplemental Insurance Information Concerning Property — Casualty Subsidiaries

(a)	(3)	Exhibits required by Item 601 of Regulation S-K:

	(3)	(a)	Restated Certificate of Incorporation (incorporated by reference to Exhibit No. 3C to Amendment No. 1 to the Company’s Registration Statement (No. 33-9188) on Form S-1 filed on November 7, 1986).

		(b)	Restated By-laws (incorporated by reference to Exhibit No. 3D to Amendment No. 1 to the Company’s Registration Statement (No. 33-9188) on Form S-1 filed on November 7, 1986).

(10)	(a)	Management Agreement dated as of September 29, 1986 by and among Merchants Mutual Insurance Company, Registrant and Merchants Insurance Company of New Hampshire, Inc. (incorporated by reference to Exhibit No. 10A to the Company’s Registration Statement (No. 33-9188) on Form S-1 filed on September 30, 1986).

	(b)	Services Agreement Among Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and Merchants Group, Inc. dated January 1, 2003 (incorporated by reference to Exhibit No. 10b to the Company’s 2003 Quarterly Report on Form 10-Q filed on May 14, 2003).

	(c)	Reinsurance Pooling Agreement between Merchants Insurance Company of New Hampshire, Inc. and Merchants Mutual Insurance Company effective January 1, 2003 (incorporated by reference to Exhibit No. 10c to the Company’s 2003 Quarterly Report on Form 10-Q filed on May 14, 2003).

	(d)	Endorsement to the Casualty Excess of Loss Reinsurance agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and American Reinsurance Company dated February 23, 2004 (incorporated by reference to Exhibit 10(e) to the Company’s 2004 Quarterly Report on Form 10-Q filed on November 10, 2004).

	(e)	Property Per Risk Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and American Reinsurance Company dated April 16, 2004 (incorporated by reference to Exhibit 10(f) to the Company’s 2004 Quarterly Report on Form 10-Q filed on November 10, 2004).

	(f)	Property Catastrophe Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and the various reinsurers as identified by the Interest and Liabilities Agreements attaching to and forming part of this Agreement (filed herewith).

	(g)	Quota Share Reinsurance Treaty Agreement between Merchants Insurance Company of New Hampshire, Inc. and The Subscribing Underwriting Members of Lloyd’s, London specifically identified on the schedules attached to this agreement dated January 1, 2000 (incorporated by reference to Exhibit 10(h) to the Company’s 2000 Annual Report on Form 10-K filed on March 28, 2001).

*	(h)	Form of Amended Indemnification Agreement entered into by Registrant with each director and executive officer of Registrant (incorporated by reference to Exhibit No. 10N to Amendment No. 1 to the Company’s Registration Statement on (No. 33-9188) Form S-1 filed on November 7, 1986).

*	(i)	Merchants Mutual Insurance Company Adjusted Return on Equity Incentive Compensation Plan January 1, 2000 (incorporated by reference to Exhibit 10p to the Company’s 2000 Annual Report on Form 10-K filed on March 28, 2001).

*	(j)	Amendment No. 1 to Employee Retention Agreement between Robert M. Zak and Merchants Mutual Insurance Company originally dated as of May 31, 1999, dated February 6, 2002 (incorporated by reference to Exhibit 10(s) to the Company’s 2002 Annual Report on Form 10-K filed on March 31, 2003).

*	(k)	Amendment No. 1 to Employee Retention Agreement between Edward M. Murphy and Merchants Mutual Insurance Company originally dated as of March 1, 1999 dated February 6, 2002 (incorporated by reference to Exhibit 10(t) to the Company’s 10-K filed on March 31, 2003).

*	(l)	Amendment No. 1 to Employee Retention Agreement between Kenneth J. Wilson and Merchants Mutual Insurance Company originally dated as of March 1, 1999 dated February 6, 2002 (incorporated by reference to Exhibit 10(u) to the Company’s Annual Report on Form 10-K filed on March 31, 2003).

(11)	(a)	Statement re computation of per share earnings (incorporated herein by reference to Note 9 to the Consolidated Financial Statements included in Item 8).

(14.1)		Merchants Group, Inc. Code of Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).

(14.2)		Merchants Insurance Group Code of Business Conduct, amended 12/2004 (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).

(21)		List of Subsidiaries of Registrant (incorporated by reference to Exhibit No. 22 to the Company’s Registration Statement (No. 33-9188) on Form S-1 filed on September 30, 1986).

(23)		Report and Consent of Independent Registered Public Accounting Firm (filed herewith).

(31)		Rule 13a-14(a)/15d-14(a) Certifications (filed herewith).

(32)		Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code (filed herewith).

*	Indicates a management contract or compensation plan or arrangement.
     The Company will forward upon request any exhibit not contained herein upon payment of a fee equal to the Company’s reasonable expenses in furnishing the exhibits. Requests should be directed to:
Investor Relations
Merchants Group, Inc.
250 Main Street
Buffalo, New York 14202

MERCHANTS GROUP, INC.
SCHEDULE I — SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2005
(in thousands)

			Amount at
			which shown
	Amortized Cost/	Market	in the balance
Type of Investment	Cost	Value	sheet
Fixed maturities:

United States Government and government agencies and authorities	$7,248	$7,145	$7,145
Corporate securities	17,641	17,147	17,147
Mortgage and asset backed securities	98,850	97,044	97,044
Obligations of states and political subdivisions	45,927	45,257	45,257

Total fixed maturities	169,666	166,593	166,593

Preferred stocks	4,248	4,312	4,312

Short-term investments	10,650	10,650	10,650

Other	676	734	734

	$185,240	$182,289	$182,289

MERCHANTS GROUP, INC.
SCHEDULE II — AMOUNTS RECEIVABLE FROM/PAYABLE TO RELATED PARTIES,
AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER
THAN RELATED PARTIES
Years ended December 31, 2005, 2004 and 2003
(in thousands)

	2005	2004	2003
Receivable from (payable to) related parties, primarily Merchants Mutual Insurance Company (1):

Balance at beginning of period	$(5,571)	$(2,090)	$(3,237)
Change during the period	5,458	(3,481)	1,147

Balance at end of period	$(113)	$(5,571)	$(2,090)

Retrospective commission receivable from (payable to) Merchants Mutual Insurance Company (2):

Balance at beginning of period	$(1,141)	$305	$—
Change during the period	(1,449)	(1,446)	305

Balance at end of period	$(2,590)	$(1,141)	$305

(1)	Under a Services Agreement, Merchants Mutual Insurance Company (Mutual) provides employees, services and facilities for Merchants Insurance Company of New Hampshire, Inc. (MNH) to carry on its traditional insurance business on a fee basis. Under a Reinsurance Pooling Agreement, Mutual and MNH “pool” or share premiums and losses on their traditional insurance business. The balance in the intercompany receivable (payable) account indicates the amount due from (to) Mutual for the excess (deficiency) of premiums collected over (from) payments for losses, services and facilities provided to MNH.

(2)	A Pooling Agreement between the Company and Mutual provides for retrospective commission income or expense based upon the actual cumulative experience of the pooled business since the agreement’s inception, compared to a targeted loss and LAE ratio of 74%. Commissions are settled annually, six months after the end of the calendar year.

MERCHANTS GROUP, INC.
SCHEDULE III — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in thousands except per share and share amounts)
BALANCE SHEET

	December 31,
	2005	2004
Assets
Investment in subsidiary	$73,033	$71,433
Other assets	2,974	601

Total assets	$76,007	$72,034

Liabilities and Stockholders’ Equity

Other liabilities	$113	$60

Total liabilities	113	60

Stockholders’ equity:
Preferred stock, $.01 par value, authorized and unissued 3,000,000 shares	—	—
Preferred stock, no par value, $424.30 stated value, no shares issued or outstanding at December 31, 2005 or 2004	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 2,132,652 shares issued and outstanding at December 31, 2005 and 2,114,152 shares issued and outstanding at December 31, 2004	33	33
Additional paid in capital	36,267	35,878
Treasury stock, 1,139,700 shares at December 31, 2005 and 2004	(22,766)	(22,766)
Accumulated other comprehensive loss	(2,540)	(536)
Accumulated earnings	64,900	59,365

Total stockholders’ equity	75,894	71,974

Total liabilities and stockholders’ equity	$76,007	$72,034

MERCHANTS GROUP, INC.
SCHEDULE III — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Continued
(in thousands)
INCOME STATEMENT

	Year ended December 31,
	2005	2004	2003
Revenues:
Equity in net income of subsidiary	$7,004	$4,209	$4,516
Investment income	27	8	4

Total revenues	7,031	4,217	4,520
Expenses:
General and administrative expenses	489	685	177

Operating income before income taxes	6,542	3,532	4,343
Income tax benefit	(157)	(230)	(22)

Net income	$6,699	$3,762	$4,365

MERCHANTS GROUP, INC.
SCHEDULE III — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Continued
(in thousands)
STATEMENT OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents:

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Cash flows from operating activities:	$(179)	$(655)	$(161)

Cash flows from investing activities:

Receipt of subsidiary common stock dividend	3,400	1,200	1,200
Purchase of other investments, net	(2,412)	210	(188)

Cash flows from investing activities	988	1,410	1,012

Cash flows from financing activities:
Cash dividends	(1,164)	(845)	(843)
Exercise of common stock options	389	84	—

Cash flows from financing activities	(775)	(761)	(843)

Net increase (decrease) in cash and cash equivalents	34	(6)	8
Cash and cash equivalents, beginning of year	6	12	4

Cash and cash equivalents, end of year	$40	$6	$12

Reconciliation of net income to net cash provided by operations:

Net income	$6,699	$3,762	$4,365

Adjustments to reconcile net income to net cash provided by operations:
Equity in income of subsidiary	(7,004)	(4,209)	(4,516)
Increase (decrease) in other liabilities	53	2	(4)
(Increase) decrease in other (non-investment) assets	39	(204)	(14)
Other, net	34	(6)	8

Net cash used in operating activities	$(179)	$(655)	$(161)

MERCHANTS GROUP, INC.
SCHEDULE III — CONDENSED FINANCIAL INFORMATION
Continued
NOTES TO CONDENSED FINANCIAL STATEMENTS
     Cash dividends of $3,400,000, $1,200,000 and $1,200,000 were paid to the Registrant by its consolidated subsidiary in the years ended December 31, 2005, 2004 and 2003, respectively.
     The Company may be a defendant from time to time in legal proceedings in the ordinary course of its business. The Company is of the opinion that the ultimate aggregate liability, if any, resulting from such proceedings will not materially affect the financial condition of the Company.

MERCHANTS GROUP, INC.
SCHEDULE IV — REINSURANCE
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(in thousands except percentages)

					Assumed		Percentage
		Ceded	Ceded	Assumed	from		of amount
	Gross	to third	to affiliates	from third	affiliates	Net	assumed
	amount	parties	(1)	parties	(1)	amount	to net
Year ended December 31, 2005 Property and Casualty Premiums	$53,532	$3,747	$50,957	$1,172	$45,135	$45,135	102.6%

Year ended December 31, 2004 Property and Casualty Premiums	$53,900	$2,967	$52,452	$1,519	$53,102	$53,102	102.9%

Year Ended December 31, 2003 Property and Casualty Premiums	$58,233	$3,077	$90,596	$1,412	$98,207	$64,179	155.2%

(1)	Amounts are comprised of premiums assumed or ceded in accordance with the Reinsurance Pooling Agreement with Mutual.

MERCHANTS GROUP, INC.
SCHEDULE VI – SUPPLEMENTAL INSURANCE INFORMATION CONCERNING
PROPERTY – CASUALTY SUBSIDIARIES
Years ended December 31, 2005, 2004 and 2003
(in thousands)

							Losses & loss
	Deferred	Reserves	Discount				adjustment expenses		Amortiza-
	policy	for losses	if any,				incurred related to		tion of	Paid losses
	acquis-	and loss	deducted		Net	Net	(1)	(2)	deferred	& loss ad-	Direct
	ition	adjustment	from	Unearned	earned	investment	Current	Prior	acquisition	justment	premium
	costs	expenses	reserves	premiums	premiums	income	years	years	costs	expenses	written
Year ended:

December 31, 2005	$6,527	$115,191	$3,651	$29,662	$49,121	$7,733	$29,711	$(3,303)	$12,771	$37,810	$53,532

December 31, 2004	$7,570	$128,415	$4,531	$33,685	$57,123	$7,881	$38,524	$(843)	$14,852	$48,655	$53,900

December 31, 2003	$8,623	$146,474	$4,920	$36,176	$65,097	$8,815	$49,702	$(90)	$16,925	$53,609	$58,233

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of Merchants Group, Inc.
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Merchants Group, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with Standards of the Public Company Accounting Oversight Board (United States). Those Standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Buffalo, New York
March 30, 2006

MERCHANTS GROUP, INC.
CONSOLIDATED BALANCE SHEET
(in thousands)

	December 31,
	2005	2004
Assets

Investments:
Fixed maturities available for sale at fair value	$166,593	$184,092
Preferred stock at fair value	4,312	3,509
Other long-term investments at fair value	734	2,696
Short-term investments	10,650	7,412

Total investments	182,289	197,709

Cash	82	145
Interest due and accrued	998	1,079
Premiums receivable from affiliate, net of allowance for doubtful accounts of $158 in 2005 and $215 in 2004	13,540	15,136
Deferred policy acquisition costs from affiliate	6,527	7,570
Reinsurance recoverable on unpaid losses	13,807	15,630
Prepaid reinsurance premiums from affiliate	4,559	4,595
Income taxes receivable	109	—
Deferred income taxes	5,367	5,028
Other assets	6,700	8,812

Total assets	$233,978	$255,704

The accompanying notes are an integral part of these consolidated financial statements.

MERCHANTS GROUP, INC.
CONSOLIDATED BALANCE SHEET
(in thousands except share and per share amounts)

	December 31,
	2005	2004
Liabilities and Stockholders’ Equity

Liabilities:
Reserve for losses and loss adjustment expenses (from affiliate $50,239 and $44,094)	$115,191	$128,415
Unearned premiums from affiliate	29,662	33,685
Payable for securities	—	4,751
Payable to affiliate	113	5,571
Retrospective commission payable to affiliate	2,590	1,141
Other liabilities (from affiliate $5,044 and $4,262)	10,528	10,167

Total liabilities	158,084	183,730

Stockholders’ equity:
Common stock, $.01 par value, 10,000,000 shares authorized, 2,132,652 shares issued and outstanding at December 31, 2005 and 2,114,152 shares issued and outstanding at December 31, 2004	33	33
Additional paid in capital	36,267	35,878
Treasury stock, 1,139,700 shares at December 31, 2005 and 2004	(22,766)	(22,766)
Accumulated other comprehensive loss	(2,540)	(536)
Accumulated earnings	64,900	59,365

Total stockholders’ equity	75,894	71,974

Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$233,978	$255,704

The accompanying notes are an integral part of these consolidated financial statements.

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands except per share amounts)

	Year ended December 31,
	2005	2004	2003
Revenues:
Net premiums earned from affiliate	$49,121	$57,123	$65,097
Net investment income	7,733	7,881	8,815
Net investment gains (losses)	—	(221)	2,500
Other revenues from affiliate	571	722	560

Total revenues	57,425	65,505	76,972

Expenses:
Net losses and loss adjustment expenses (from affiliate $26,558, $35,137 and $49,336)	26,408	37,681	49,612
Amortization of deferred policy acquisition costs from affiliate	12,771	14,852	16,925
Other underwriting expenses (from affiliate $7,888, $6,433 and $4,044)	8,811	8,291	5,031

Total expenses	47,990	60,824	71,568

Income before income taxes	9,435	4,681	5,404
Income tax provision	2,736	919	1,039

Net income	$6,699	$3,762	$4,365

Earnings per share:
Basic	$3.17	$1.78	$2.07

Diluted	$3.16	$1.78	$2.07

Weighted average number of shares outstanding:
Basic	2,115	2,114	2,110
Diluted	2,118	2,118	2,111
The accompanying notes are an integral part of these consolidated financial statements.

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2005	2004	2003
Net income	$6,699	$3,762	$4,365

Other comprehensive income (loss) before tax:
Unrealized gains (losses) on securities	(3,039)	(1,926)	688
Reclassification adjustment for gains or losses included in net income	—	221	(2,488)

Other comprehensive loss before tax	(3,039)	(1,705)	(1,800)
Income tax benefit related to items of other comprehensive loss	(1,035)	(419)	(613)

Other comprehensive loss	(2,004)	(1,286)	(1,187)

Comprehensive income	$4,695	$2,476	$3,178

The accompanying notes are an integral part of these consolidated financial statements.

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands except per share amounts)

	Year ended December 31,
	2005	2004	2003
Common stock:
Beginning of year	$33	$32	$32
Exercise of common stock options	—	1	—

End of year	33	33	32

Additional paid in capital:
Beginning of year	35,878	35,795	35,795
Exercise of common stock options	389	83	—

End of year	36,267	35,878	35,795

Treasury stock:
Beginning and end of year	(22,766)	(22,766)	(22,766)

Accumulated other comprehensive income (loss):
Beginning of year	(536)	750	1,937
Other comprehensive loss	(2,004)	(1,286)	(1,187)

End of year	(2,540)	(536)	750

Accumulated earnings:
Beginning of year	59,365	56,448	52,926
Net income	6,699	3,762	4,365
Cash dividends ($.55/share in 2005, and $.40/share in 2004 and in 2003), (to affiliate, $140, $102 and $102)	(1,164)	(845)	(843)

End of year	64,900	59,365	56,448

Total stockholders’ equity	$75,894	$71,974	$70,259

The accompanying notes are an integral part of these consolidated financial statements.

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2005	2004	2003
Cash flows from operations:
Collection of premiums from affiliate	$47,175	$53,924	$62,789
Payment of losses and loss adjustment expenses (from affiliate $20,413, $22,299 and $18,081)	(36,088)	(50,276)	(54,043)
Payment of underwriting expenses (from affiliate $(17,437), $(21,946) and $(19,527))	(18,781)	(23,550)	(20,594)
Investment income received	8,002	8,259	9,170
Investment expenses paid	(380)	(280)	(289)
Income taxes paid	(2,152)	(376)	(1,152)
Other cash receipts from affiliate	571	722	560

Net cash used in operations	(1,653)	(11,577)	(3,559)

Cash flows from investing activities:
Proceeds from fixed maturities sold or matured	56,653	46,124	139,217
Purchase of fixed maturities	(41,962)	(37,547)	(140,467)
Net (increase) decrease in preferred stock	(850)	2,000	1,500
Net (increase) decrease in other long-term investments	1,970	(948)	1,926
Net (increase) decrease in short-term investments	(3,238)	(6,294)	5,302
Settlement of securities transactions, net	(4,751)	5,644	(1,915)

Net cash provided by investing activities	7,822	8,979	5,563

Cash flows from financing activities:
Settlement of affiliate balances, net	(5,457)	3,481	(1,147)
Proceeds from exercise of common stock options	389	84	—
Cash dividends (to affiliate $140, $102 and $102)	(1,164)	(845)	(843)

Net cash provided by (used in) financing activities	(6,232)	2,720	(1,990)

Increase (decrease) in cash	(63)	122	14
Cash, beginning of year	145	23	9

Cash, end of year	$82	$145	$23

The accompanying notes are an integral part of these consolidated financial statements.

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS
(in thousands)

	Year ended December 31,
	2005	2004	2003
Net income	$6,699	$3,762	$4,365

Adjustments:
Net discount accretion on investments	(193)	(83)	(268)
Net investment (gains) losses	—	221	(2,500)

(Increase) decrease in assets:
Interest due and accrued	81	181	334
Premiums receivable from affiliate	1,596	1,541	(2,181)
Deferred policy acquisition costs from affiliate	1,043	1,053	194
Reinsurance recoverable on paid and unpaid losses	1,823	7,085	(3,629)
Prepaid reinsurance premiums from affiliate	36	(1,529)	(1,975)
Income taxes receivable	(109)	881	(424)
Deferred income taxes	696	(113)	311
Retrospective commission receivable from affiliate	—	305	(305)
Other assets	1,941	(1,919)	(865)

Increase (decrease) in liabilities:
Reserve for losses and loss adjustment expenses (from affiliate $6,145, $12,838 and $31,256)	(13,224)	(18,059)	(662)
Unearned premiums from affiliate	(4,023)	(2,491)	1,057
Retrospective commission payable to affiliate	1,449	1,141	—
Other liabilities (from affiliate $953, $(3,807) and $3,068)	532	(3,553)	2,989

Net cash used in operations	$(1,653)	$(11,577)	$(3,559)

The accompanying notes are an integral part of these consolidated financial statements.

MERCHANTS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Significant Accounting Policies

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

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) which differ in some respects from those followed in reports to insurance regulatory authorities. In its Annual Statement filed with regulatory authorities, MNH reported policyholders’ surplus of $66,390,000 and $61,708,000 at December 31, 2005 and 2004, respectively. MNH’s net income as reported in its Annual Statement was $8,708,000 in 2005, $5,191,000 in 2004 and $4,915,000 in 2003. All significant intercompany balances and transactions have been eliminated.

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
Net unrealized holding gains or losses, net of taxes, are shown as other comprehensive income. Management monitors the Company’s investment portfolio for declines in value that are other-than-temporary. When a decline in the fair value of a security has been determined to be other-than-temporary, the investment’s cost is written down to fair value and a realized loss is recorded in the Consolidated Statement of Operations.
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

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Beginning balance	$7,570	$8,623	$8,817
Acquisition cost deferred	11,728	13,799	16,731
Amortized to expense	(12,771)	(14,852)	(16,925)

Ending balance	$6,527	$7,570	$8,623

Reinsurance
Reinsurance assumed from business written through state reinsurance facilities or through a reinsurance pooling agreement with an affiliate (see note 2) has been reflected in unearned premiums, loss reserves, premiums earned and losses incurred based on reports received from such entities. Ceded reinsurance premiums, losses and ceding commissions are netted against earned premiums, losses and commission expense, respectively.

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
The Company discounts its liability for workers’ compensation case reserves on a tabular basis, using the National Council on Compensation Insurance Workers’ Compensation Statistical Plan Table III A at a rate of 3.5%. The amount of discount at December 31, 2005 and 2004 is $3,651,000 and $4,531,000, respectively. Reserves for losses incurred but not reported and for LAE are not discounted.
Structured settlements have been negotiated for claims on certain insurance policies. Structured settlements are agreements to provide periodic payments to claimants, and are funded by annuities purchased from various life insurance companies. Historically the Company recorded the net present value of the aggregate amount of its contingent liability related to claims settled by the purchase of structured settlements in its Consolidated Balance Sheet within “Other Liabilities.” A corresponding asset was recorded in “Other Assets” for the same amount. The Company believed that in all instances in which a structured settlement was purchased, it remained contingently liable to its claimant if the life insurance company were to default on payment of the structured settlement. Many of the Company’s structured settlements include “Uniform Qualified Assignments.” In 2006, the Company received guidance from its legal counsel that such Uniform Qualified Assignments relieve the Company of any contingent liability for which the Assignment is properly executed. The Company included a liability in its Consolidated Balance Sheets as of December 31, 2004 for all instances where structured settlements were purchased, including those where the Company received a Uniform Qualified Assignment. Other Liabilities and Other Assets included structured settlements with Uniform Qualified Assignments of $4,745,000 at December 31, 2004. The Company’s Consolidated Balance Sheet at December 31, 2004 has been adjusted to remove this overstatement. This adjustment had no effect on the Company’s net income, stockholders’ equity or cash flows. The Company remains primarily liable for those claims which have been funded with a structured settlement but which do not include Uniform Qualified Assignments. Accordingly, a liability and a corresponding asset in the amount of $5,349,000 and $5,520,000 at December 31, 2005 and 2004, respectively, are recorded in the Company’s Consolidated Balance Sheet in Other Liabilities and Other Assets, respectively.

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

Certain prior year balances were reclassified to conform to current year classification.

2.	Related Party Transactions

The Company and MNH operate and manage their business with Merchants Mutual Insurance Company (“Mutual”) under a services agreement (the “Services Agreement”) that became effective January 1, 2003. At December 31, 2005, Mutual owned 12.0% of the Company’s outstanding common stock. The Company and MNH do not have any operating assets or employees. In accordance with the Services Agreement, Mutual provides the Company with facilities, management and personnel required to operate its day-to-day business, including the following services: administrative services, underwriting services, claims services, and investment and cash management services. The Services Agreement contains termination provisions that vary based on the service rendered. Underwriting services may be terminated on one year’s notice, but the termination may not be effective before January 1, 2008. Claims services and administrative services may be terminated on 6 months notice. In June 2005 the Company notified Mutual that it will terminate the investment and cash management services annex to the Services Agreement as of June 30, 2006.

Effective January 1, 2003, Mutual and MNH agreed to pool, or share, underwriting results on their traditional insurance business (the “Traditional Business”) by means of a reinsurance pooling agreement (the “Pooling Agreement”). It does not apply to any new endeavor of either Mutual or MNH outside of their Traditional Business, unless the companies agree otherwise. The Pooling Agreement applies to premiums earned and losses incurred after the effective date. Due to the possibility of development of losses and LAE for accident years prior to the inception of the Pooling Agreement, the amount of net losses and LAE from affiliate for any given year may be more or less than the amount of net losses and LAE as shown on the Company’s Consolidated Statement of Operations.

The Pooling Agreement provides for MNH to cede, or transfer, to Mutual all premiums and risks on its Traditional Business during the term of the agreement, and then to assume from Mutual a percentage of all of Mutual’s and MNH’s Traditional Business (the “Pooled Business”). MNH assumed 30% and 35% of the Pooled Business in 2005 and 2004, respectively. MNH’s share of the Pooled Business will be 25% in 2006 and 2007, though not to exceed $42.5 million and $37.5 million in assumed net written premiums in 2006 and 2007, respectively.
The Pooling Agreement provides for retrospective commission income or expense based on the actual cumulative experience of the Pooled Business since its inception compared to a targeted loss and LAE ratio of 74%. Commissions are settled annually, 6 months after the end of the calendar year. Until settlement, retrospective commissions owed to or due from Mutual are recorded in the consolidated balance sheet as “Retrospective commission payable to, or receivable from, affiliate.”
The Pooling Agreement may be terminated by either party at the beginning of any calendar year on or after January 1, 2008 upon not less than 6 months notice. However, the Pooling Agreement may be terminated effective January 1, 2007 upon 6 months notice, but only by MNH and only if the ratio of net losses and LAE to net earned premiums on a cumulative basis from the inception of the Pooling Agreement exceeds 76% as of the date notice is given. As of December 31, 2005, the ratio of net losses and LAE to net premiums earned on a cumulative basis since the inception of the Pooling Agreement was 65.8%.
The payable to or receivable from affiliate (Mutual) is non-interest bearing and represents the net of premiums collected and loss and operating expense payments made by Mutual on behalf of MNH. This balance is settled in cash on a monthly basis.

3.	Investments

Investments in fixed maturities, preferred stock and other long-term investments

The amortized cost and estimated fair value of investments in fixed maturities available for sale and the cost and estimated fair value of preferred stock and other long term investments are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value
		(in thousands)
December 31, 2005

Fixed maturities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$7,248	$6	$109	$7,145
Obligations of states and political subdivisions	45,927	—	670	45,257
Corporate securities	17,641	2	496	17,147
Mortgage and asset backed securities	98,850	47	1,853	97,044

Total	$169,666	$55	$3,128	$166,593

Preferred stock	$4,248	$118	$54	$4,312

Other long-term investments	$676	$58	$—	$734

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value
		(in thousands)
December 31, 2004

Fixed maturities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,028	$29	$29	$5,028
Obligations of states and political subdivisions	41,010	100	131	40,979
Corporate securities	27,929	136	62	28,003
Mortgage and asset backed securities	110,204	557	679	110,082

Total	$184,171	$822	$901	$184,092

Preferred stock	$3,392	$117	$—	$3,509

Other long-term investments	$2,646	$50	$—	$2,696

A summary of investment securities that as of December 31, 2005 and 2004 have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or more follows:

	Less than 12 months		12 months or more
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
		(in thousands)
December 31, 2005

Fixed maturities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,980	$20	$2,915	$89
Obligations of states and political subdivisions	20,877	201	20,224	469
Corporate securities	8,278	235	8,766	261
Mortgage and asset backed securities	64,509	938	29,071	915

Total	$96,644	$1,394	$60,976	$1,734

Preferred stock	$1,296	$54	$—	$—

Other long-term investments	$—	$—	$—	$—

December 31, 2004

Fixed maturities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,977	$29	$—	$—
Obligations of states and political subdivisions	11,943	65	3,502	66
Corporate securities	6,996	40	972	22
Mortgage and asset backed securities	55,173	525	5,011	154

Total	$77,089	$659	$9,485	$242

Preferred stock	$—	$—	$—	$—

Other long-term investments	$—	$—	$—	$—

None of the securities in the table above were determined to have any fundamental issues that would cause the Company to believe that they were other-than-temporarily impaired. All of the Company’s securities in an unrealized loss position at December 31, 2005 were rated as investment grade. Therefore, the Company believes that any impairment relates to the movement of interest rates and the Company has the intent and ability to retain its investments for a period of time sufficient to allow for an anticipated recovery in market value including until maturity if necessary.
Included in net investment losses for 2004 are $700,000 of write downs on securities which the Company determined had experienced an other-than-temporary decline in market value. There were no such write downs in 2005 or 2003.
The amortized cost and fair value of fixed maturities by expected maturity at December 31, 2005 are shown below. Mortgage and asset backed securities are distributed in the table based upon management’s estimate of repayment periods. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
		Fair
	Amortized Cost	Value
	(in thousands)
Due in one year or less	$35,705	$35,259
Due after one year through five years	106,991	104,957
Due after five years through ten years	19,444	18,978
Due after ten years	7,526	7,399

Total	$169,666	$166,593

Discount and premium pertaining to collateralized mortgage obligations are amortized over the securities’ estimated redemption periods using the effective interest method. Yields used to calculate premium or discount are adjusted for prepayments quarterly.
Fixed maturities with a par value of $850,000 were on deposit at December 31, 2005 with various state insurance departments in compliance with applicable insurance laws.
Proceeds from sales of fixed maturity securities, preferred stock and common stock and gross realized gains and losses related to such sales are as follows:

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Proceeds from sales	$—	$10,641	$11,089
Gross realized gains	—	479	2,500
Gross realized losses	—	—	—
Net investment income
Net investment income consists of:

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Fixed maturities	$7,573	$7,873	$8,534
Short-term investments	206	64	45
Other	334	297	525

Total investment income	8,113	8,234	9,104
Investment expenses	380	353	289

Net investment income	$7,733	$7,881	$8,815

4.	Reinsurance

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

The effect of reinsurance transactions on premiums written and earned for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005		2004		2003
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
	Written	Earned	Written	Earned	Written	Earned
	(in thousands)
Direct	$53,532	$53,603	$53,900	$55,528	$58,233	$63,517

Assumed
With third parties	1,172	1,258	1,519	1,814	1,412	1,694
Pooling Agreement	45,135	49,122	53,102	57,123	98,207	65,098

Subtotal	46,307	50,380	54,621	58,937	99,619	66,792

Ceded
With third parties	(3,747)	(3,398)	(2,967)	(2,891)	(3,077)	(3,337)
Pooling Agreement	(50,957)	(51,464)	(52,452)	(54,451)	(90,596)	(61,875)

Subtotal	(54,704)	(54,862)	(55,419)	(57,342)	(93,673)	(65,212)

Net Premiums	$45,135	$49,121	$53,102	$57,123	$64,179	$65,097

Reinsurance transactions had the following effect on net losses and LAE incurred for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
	(in thousands)
Direct	$30,986	$38,392	$59,326

Assumed
With third parties	1,414	1,453	1,631
Pooling Agreement	26,558	35,137	49,336

Subtotal	27,972	36,590	50,967

Ceded
With third parties	(4,209)	(3,754)	(8,779)
Pooling Agreement	(28,341)	(33,547)	(51,902)

Subtotal	(32,550)	(37,301)	(60,681)

Net losses and LAE	$26,408	$37,681	$49,612

As a result of the reinsurance agreements maintained by MNH, MNH is exposed to certain credit risk if one or more of its primary reinsurers were to become financially unstable. As of December 31, 2005, MNH has recognized amounts to be recovered from its primary reinsurers related to ceded losses and ceded unearned premiums totaling $18,366,000. MNH generally does not require collateral for reinsurance recoverable.

5.	Reserve for Losses and Loss Adjustment Expenses

Activity in the reserve for losses and LAE is summarized as follows:

	2005	2004
	(in thousands)
Reserve for losses and LAE at beginning of year	$128,415	$146,474
Less reinsurance recoverables	(15,630)	(22,715)

Net balance at beginning of year	112,785	123,759

Provision for losses and LAE for claims occurring in:
Current year	29,711	38,524
Prior years	(3,303)	(843)

	26,408	37,681

Loss and LAE payments for claims occurring in:
Current year	(10,359)	(13,647)
Prior years	(27,450)	(35,008)

	(37,809)	(48,655)

Reserve for losses and LAE at end of year, net	101,384	112,785
Plus reinsurance recoverables	13,807	15,630

Balance at end of year	$115,191	$128,415

In 2005 and 2004, the Company decreased reserves for prior years by $3,303,000 and $843,000, respectively, primarily due to favorable loss development related to private passenger auto liability and workers’ compensation policies, somewhat offset by unfavorable development on its commercial package policies.

6.	Demand Loan

The Company has arranged for a $2,000,000 unsecured credit facility from a bank. Any borrowings under this facility are payable on demand and carry an interest rate which can be fixed or variable and is negotiated at the time of each advance. This facility is available for general working capital purposes and for repurchases of the Company’s common stock. No amount related to this facility was outstanding at December 31, 2005.

7.	Income Taxes

The provision (benefit) for income taxes consists of:

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Current	$2,040	$1,032	$728
Deferred	696	(113)	311

Total income tax provision	$2,736	$919	$1,039

A reconciliation of the difference between the Company’s total income tax provision and that calculated using statutory income tax rates is as follows:

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Computed provision at statutory rate	$3,208	$1,592	$1,837
Adjustments:
State income taxes, net of federal effect	—	—	(479)
Tax-exempt investment income	(368)	(315)	(217)
Dividend received deduction	(61)	(47)	(79)
Adjustments to prior years’ taxes	—	(196)	—
Reversal of excess tax reserves related to uncertain tax positions	(50)	(120)	—
Other	7	5	(23)

Total income tax provision	$2,736	$919	$1,039

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

Deferred tax (liabilities) assets are comprised of the following:

	December 31,
	2005	2004
	(in thousands)
Deferred policy acquisition costs	$(2,219)	$(2,574)
Other	(150)	(182)

Total deferred tax liabilities	(2,369)	(2,756)

Discounting of reserve for losses and loss adjustment expenses	4,552	5,354
Unearned premiums	1,726	1,997
Unrealized net investment losses	1,295	251
Other	163	182

Total deferred tax assets	7,736	7,784

Net deferred income taxes	$5,367	$5,028

Although realization is not assured, based upon the evidence available the Company believes that it is more likely than not that the net deferred income tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are not achieved.

8.	Stockholders’ Equity

Dividends

The Company depends on dividends from its subsidiary, MNH, to pay cash dividends to its stockholders and to meet its expenses. MNH is subject to New Hampshire state insurance laws which restrict its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of an insurer’s policyholders’ surplus as of the preceding December 31. The maximum amount of dividends that MNH could pay during any twelve-month period ending in 2006 without the prior approval of the New Hampshire Insurance Commissioner is $6,639,000.

Stock option plan

The Company’s stock option plan (the “Plan”), which reserved 200,000 shares of common stock for issuance to the Company’s and MNH’s officers and key employees of Mutual, expired in 1996. Under the Plan, qualified and non-qualified stock options were granted at amounts not less than the fair market value of the Company’s stock on the date of grant. Options granted under the Plan have a 10 year life and vested in cumulative annual increments of 25% commencing one year from the date of grant.

In accounting for the Plan, the Company remains under the expense recognition provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” but follows the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock Based Compensation”. No options were granted in 2005, 2004 or 2003 and, therefore, no compensation expense was recognized in those years.
A summary of the status of the Company’s outstanding options as of December 31, 2005, 2004 and 2003, and changes during the years ending on those dates is presented below:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price	Outstanding	Price
Beginning of year	31,500	$21.00	35,500	$21.00	35,500	21.00
Granted	—	—	—	—	—	—
Exercised	(18,500)	21.00	(4,000)	21.00	—	—
Forfeited	—	—	—	—	—	—

End of year	13,000	21.00	31,500	21.00	35,500	21.00

Options exercisable at year-end	13,000	21.00	31,500	21.00	35,500	21.00

The following table summarizes information about the Company’s outstanding stock options at December 31, 2005:

Number	Remaining	Average	Number
Outstanding	Contractual	Exercise	Exercisable
at 12/31/05	Life in Years	Price	at 12/31/05

13,000	.1	$21.00	13,000

Treasury stock
The Company did not repurchase any shares of its common stock in 2005, 2004 or 2003. The Company was holding 1,139,700 shares in treasury at December 31, 2005.

Preferred stock

The Company’s Preferred stock, no par value, $424.30 stated value, consists of 10,000 shares authorized; no shares were issued or outstanding at December 31, 2005 or December 31, 2004. The Company also has 3,000,000 shares of $.01 par value preferred stock which is authorized and unissued.

9.	Earnings Per Share

The computations for basic and diluted earnings per share are as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands except per share amounts)
Basic:
Net income	$6,699	$3,762	$4,365
Weighted average shares outstanding	2,115	2,114	2,110
Basic earnings per share	$3.17	$1.78	$2.07

Diluted:
Net income	$6,699	$3,762	$4,365
Weighted average shares outstanding	2,115	2,114	2,110
Plus incremental shares from assumed conversion of stock options	3	4	1

Weighted average shares outstanding-adjusted	2,118	2,118	$2,111

Diluted earnings per share	$3.16	$1.78	$2.07

10.	Underwriting Results by Product

The following table shows, for each of the years in the three year period ended December 31, 2005, the amount of the Company’s net premiums earned for each of its major products and the calendar year loss and allocated loss adjustment expense (ALAE) ratio for each product. The loss and ALAE ratio is one measure of product profitability and shows the relationship of incurred losses and allocated loss adjustment expenses to net premiums earned for a given period.

	For The Year Ended December 31,
	(000’s)
	2005		2004		2003
	Net	Loss &	Net	Loss &	Net	Loss &
	Premiums	ALAE	Premiums	ALAE	Premiums	ALAE
	Earned	Ratio	Earned	Ratio	Earned	Ratio
Private passenger auto liability	$5,870	21.0%	$9,543	59.0%	$13,131	75.6%
Homeowners	4,732	50.3%	5,541	63.6%	6,352	52.3%
Commercial auto liability	11,616	32.0%	12,532	53.5%	12,561	23.9%
Workers’ compensation	4,532	9.1%	4,535	31.4%	4,619	188.8%
Commercial package	15,343	63.9%	15,764	76.7%	16,449	79.1%
General liability	1,147	244.5%	700	165.5%	638	406.9%
Other	5,881	37.3%	8,508	43.5%	11,347	45.5%

Total	$49,121	45.9%	$57,123	59.9%	$65,097	70.3%

11.	Benefit Programs

Mutual maintains a capital accumulation plan which is a profit sharing plan under Section 401(a) of the Internal Revenue Code that covers all employees who have completed six months of service. Mutual matches at least 15% and up to 100% of employee contributions, based on the combined net operating profits of Mutual and MNH. Additional contributions may be made at the discretion of the Board of Directors of Mutual. The portion of the 2005, 2004 and 2003 service fees charged to the Company by Mutual relating to Mutual’s contribution to its capital accumulation plan were $301,000, $213,000 and $414,000, respectively.

Mutual has established a supplemental executive retirement plan covering certain employees. The portion of the 2005, 2004 and 2003 service fees charged to the Company by Mutual relating to Mutual’s contribution to its supplemental executive retirement plan were $52,000, $36,000 and $59,000, respectively.

12.	Commitments and Contingencies

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

Merchants Group, Inc.
Date: March 31, 2006	BY:	/s/ Robert M. Zak

Robert M. Zak, Senior Vice President and Chief Operating Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert M. Zak Robert M. Zak	Director, Sr. VP & Chief Operating Officer (principal executive officer)	March 31, 2006

/s/ Kenneth J. Wilson Kenneth J. Wilson	Vice President & CFO (principal financial and accounting officer)	March 31, 2006

/s/ Thomas E. Kahn Thomas E. Kahn	Director, Chairman of the Board	March 31, 2006

/s/ Brent D. Baird Brent D. Baird	Director	March 31, 2006

/s/ Andrew A. Alberti Andrew A. Alberti	Director	March 31, 2006

/s/ Frank J. Colantuono Frank J. Colantuono	Director	March 31, 2006

/s/ Henry P. Semmelhack Henry P. Semmelhack	Director	March 31, 2006