Form 10-Q
period 2006-03-31
MERCHANTS GROUP INC
filed 2006-05-15
CIK 803027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___.
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 28, 2006:
2,145,652 shares of Common Stock.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MERCHANTS GROUP, INC.
CONSOLIDATED BALANCE SHEET
(in thousands)

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets
Investments:
Fixed maturities:
Available for sale at fair value (amortized cost $168,258 in 2006 and $169,666 in 2005)	$163,830	$166,593
Preferred stock at fair value	3,452	4,312
Other long-term investments at fair value	172	734
Short-term investments	11,366	10,650

Total investments	178,820	182,289

Cash	1,035	82
Interest due and accrued	994	998
Premiums receivable from affiliate, net of allowance for doubtful accounts of $132 in 2006 and $158 in 2005	11,298	13,540
Deferred policy acquisition costs from affiliate	5,267	6,527
Reinsurance recoverable on unpaid losses	13,837	13,807
Prepaid reinsurance premiums from affiliate	3,824	4,559
Income taxes receivable	—	109
Deferred income taxes	5,798	5,367
Other assets	6,507	6,700

Total assets	$227,380	$233,978

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED BALANCE SHEET
(in thousands except share amounts)

	March 31,	December 31,
	2006	2005
	(unaudited)
Liabilities and Stockholders’ Equity

Liabilities:
Reserve for losses and loss adjustment expenses (affiliate $49,736 and $50,239)	$111,483	$115,191
Unearned premiums from affiliate	24,083	29,662
Payable to affiliate	1,951	113
Accrued shareholder dividends	537	—
Income taxes payable	865	—
Retrospective commission payable to affiliate	3,492	2,590
Other liabilities (affiliate $3,429 and $5,044)	8,341	10,528

Total liabilities	150,752	158,084

Stockholders’ equity:
Common stock, 10,000,000 shares authorized, 2,145,652 and 2,132,652 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	33	33
Additional paid in capital	36,540	36,267
Treasury stock, 1,139,700 shares at March 31, 2006 and December 31, 2005	(22,766)	(22,766)
Accumulated other comprehensive loss	(3,343)	(2,540)
Accumulated earnings	66,164	64,900

Total stockholders’ equity	76,628	75,894

Commitments and contingent liabilities	—	—

Total liabilities and stockholders’ equity	$227,380	$233,978

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands except per share amounts)

	Three Months
	Ended March 31,
	2006	2005
	(unaudited)
Revenues:
Net premiums earned from affiliate	$10,026	$11,977
Net investment income	1,944	1,936
Net investment losses	(110)	—
Other revenues from affiliate	133	136

Total revenues	11,993	14,049

Expenses:
Net losses and loss adjustment expenses ($4,415 and $6,196 from affiliate)	4,313	7,294
Amortization of deferred policy acquisition costs from affiliate	2,607	3,114
Other underwriting expenses ($1,483 and $1,864 from affiliate)	1,778	2,042

Total expenses	8,698	12,450

Income before income taxes	3,295	1,599
Income tax provision	957	411

Net income	$2,338	$1,188

Earnings per share, basic and diluted:	$1.09	$.56

Weighted average shares outstanding:
Basic	2,142	2,114
Diluted	2,142	2,119
See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months
	Ended March 31,
	2006	2005
	(unaudited)
Net income	$2,338	$1,188

Other comprehensive loss before taxes:
Unrealized losses on securities	(1,327)	(2,110)
Reclassification adjustment for losses included in net income	(110)	—

Other comprehensive loss before taxes	(1,217)	(2,110)
Income tax benefit related to items of other comprehensive loss	(414)	(717)

Other comprehensive loss	(803)	(1,393)

Comprehensive income (loss)	$1,535	$(205)

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Three Months
	Ended March 31,
	2006	2005
	(unaudited)
Common stock:
Beginning of period	$33	$33
Exercise of common stock options	—	—

End of period	33	33

Additional paid in capital:
Beginning of period	36,267	35,878
Exercise of common stock options	273	—

End of period	36,540	35,878

Treasury stock beginning and end:	(22,766)	(22,766)

Accumulated other comprehensive loss:
Beginning of period	(2,540)	(536)
Other comprehensive loss	(803)	(1,393)

End of period	(3,343)	(1,929)

Accumulated earnings:
Beginning of period	64,900	59,365
Net income	2,338	1,188
Dividends to shareholders (to affiliate $128 and $26)	(1,074)	(213)

End of period	66,164	60,340

Total stockholders’ equity	$76,628	$71,556

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Three Months
	Ended March 31,
	2006	2005
	(unaudited)
Cash flows from operations:
Collection of premiums from affiliate	$7,657	$9,137
Payment of losses and loss adjustment expenses (affiliate ($4,918) and ($5,098))	(7,882)	(9,412)
Payment of other underwriting expenses (affiliate ($4,379) and ($4,441))	(4,619)	(4,755)
Investment income received	1,948	1,928
Investment expenses paid	(74)	(102)
Other from affiliate	133	138

Net cash used in operations	(2,837)	(3,066)

Cash flows from investing activities:
Proceeds from fixed maturities sold or matured	11,759	12,214
Purchase of fixed maturities	(10,389)	(14,306)
Net decrease in preferred stock	1,000	—
Net decrease in other long-term investments	562	2,114
Net (increase) decrease in short-term investments	(716)	6,437
Increase in payable for securities	—	2,503

Net cash provided by investing activities	2,216	8,962

Cash flows from financing activities:
Settlement of affiliate balances, net	1,838	(2,908)
Exercise of common stock options	273	—
Cash dividends (to affiliate $64 and $26)	(537)	(213)

Net cash provided by (used in) financing activities	1,574	(3,121)

Increase in cash	953	2,775

Cash:
Beginning of period	82	145

End of period	$1,035	$2,920

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
RECONCILIATION OF NET INCOME TO NET CASH
USED IN OPERATIONS
(in thousands)

	Three Months
	Ended March 31,
	2006	2005
	(unaudited)
Net income	$2,338	$1,188

Adjustments:
Net discount accretion on investments	(74)	(27)
Realized investment losses	110	—
Deferred income taxes	(17)	80

(Increase) decrease in assets:
Interest due and accrued	4	(82)
Premiums receivable from affiliate	2,242	2,233
Deferred policy acquisition costs from affiliate	1,260	1,325
Reinsurance recoverable on unpaid losses	(30)	647
Prepaid reinsurance premiums from affiliate	735	418
Income taxes receivable	109	—
Other assets	193	1,568

Increase (decrease) in liabilities:
Reserve for losses and loss adjustment expenses (affiliate ($503) and ($1,098))	(3,708)	(4,221)
Unearned premiums from affiliate	(5,579)	(5,490)
Income taxes payable	865	334
Retrospective commission payable to affiliate	902	855
Other liabilities (affiliate $(2,151) and $(1,758))	(2,187)	(1,894)

Net cash used in operations	$(2,837)	$(3,066)

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Principles of Consolidation and Basis of Presentation
The consolidated balance sheet as of March 31, 2006 and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for the three months ended March 31, 2006 and 2005, respectively, are unaudited. In the opinion of management, the interim financial statements reflect all adjustments necessary for a fair presentation of financial position and results of operations. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.
The consolidated financial statements include the accounts of Merchants Group, Inc. (the Company), its wholly-owned subsidiary, Merchants Insurance Company of New Hampshire, Inc. (MNH), and M.F.C. of New York, Inc., an inactive premium finance company which is a wholly-owned subsidiary of MNH. The accompanying consolidated financial statements should be read in conjunction with the following notes and the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) which differ in some respects from those followed in reports to insurance regulatory authorities. All significant intercompany balances and transactions have been eliminated.
2. Related Party Transactions
The Company and MNH operate and manage their business in conjunction with Merchants Mutual Insurance Company (Mutual) under a services agreement (the Services Agreement) that became effective January 1, 2003. At March 31, 2006 Mutual owned 11.9% of the Company’s issued and outstanding common stock. The Company and MNH do not have any operating assets or employees. Under the Services Agreement, Mutual provides the Company and MNH with the facilities, management and personnel required to operate their day-to-day business. The Services Agreement covers substantially the same services previously provided under a management agreement amongst the Company, MNH and Mutual from 1986 to 2002. The Services Agreement provides for negotiated fees (subject to periodic adjustment) for administrative, underwriting, claims and investment management services.
As of January 1, 2003 MNH and Mutual entered into a reinsurance pooling agreement (the Reinsurance Pooling Agreement) that provides for the pooling, or sharing, of the insurance business traditionally written by Mutual and MNH. The Reinsurance Pooling Agreement applies to premiums earned and losses incurred on or after its effective date.

The Financial Statements include supplemental disclosure of affiliate balances, which represent the effects of the Services Agreement and the Reinsurance Pooling Agreement. In certain instances, particularly for “Net losses and loss adjustment expenses,” the affiliate amount may exceed the amount presented in the line item, because of changes in estimates for reserves for losses and loss adjustment expenses (LAE) prior to the effective date of the Reinsurance Pooling Agreement.
The terms of these agreements are more fully described under the heading “Administration” in Part I, Item 1, Business, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In accordance with the terms of the Services Agreement in June 2005 the Company and MNH issued notice to Mutual to terminate the Investment and Cash Management Services Annex of the Services Agreement as of June 30, 2006. The Company and MNH intend to solicit bids, including possibly from Mutual, for the management of their investment portfolios after the effective date of termination.
3. Earnings Per Share
Basic and diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each period.
For diluted earnings per share, the weighted average number of shares outstanding was increased by the assumed exercise of options for the three months ended March 31, 2005. The effect on the number of shares outstanding assumed the proceeds to the Company from exercise were used to purchase shares of the Company’s common stock at its average market value per share during the period. The number of options assumed to be exercised and the incremental effect on average shares outstanding for purposes of calculating diluted earnings per share are shown below:

	Three Months
	Ended March 31,
	2006	2005
Options assumed exercised	—	31,500
Incremental shares outstanding	—	4,974
There were no options outstanding at March 31, 2006.
The Company is not affected by Statement of Financial Accounting Standards No. 123(R) entitled “Share Based Payment” as no vested options were outstanding at March 31, 2006.

4. Reserve for Loss and Loss Adjustment Expenses
The following table presents the liability for reserves for losses and LAE separated into case reserves, reserves for losses incurred but not reported (IBNR) and reserves for LAE by major product:

	March 31,	December 31,
	2006	2005
	(in thousands)
Case reserves:
PPA liability	$6,076	$6,072
Homeowners	1,851	1,899
Commercial auto liability	4,784	5,384
Workers’ compensation	14,167	14,531
Commercial package	12,159	12,739
General liability	436	505
Other	204	308

Total case reserves	39,677	41,438

IBNR:
PPA liability	3,404	4,372
Homeowners	40	228
Commercial auto liability	6,726	6,396
Workers’ compensation	7,849	8,074
Commercial package	16,597	16,965
General liability	3,043	2,581
Other	(396)	(407)

Total IBNR	37,263	38,209

Reserve for LAE:
PPA liability	1,729	2,004
Homeowners	553	604
Commercial auto liability	1,545	1,622
Workers’ compensation	1,978	2,104
Commercial package	10,864	11,493
General liability	3,847	3,668
Other	190	242

Total reserve for LAE	20,706	21,737

Subtotal	97,646	101,384
Reinsurance recoverables	13,837	13,807

Reserve for losses and LAE	$111,483	$115,191

Included in the reserve for losses and LAE at March 31, 2006 was $15,387,000 of reserves for 1996 and prior accident years. Reserves related to workers’ compensation comprised $9,595,000 of this amount at March 31, 2006. The following table presents workers’ compensation claim count and paid loss data for accident years older than ten years as of each date:

	For the three months	For the year ended
	March 31,	December 31,
	2006	2005
	(dollars in thousands)
Number of claims pending, beginning of period	84	92
Number of claims reported	—	—
Number of claims settled or dismissed	—	(16)

Number of claims pending, end of period	84	76

Losses paid ($000’s)	$191	$599
Loss settlement expenses paid ($000’s)	$16	$33
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations for the Three Months Ended March 31, 2006 As Compared to the Three Months Ended March 31, 2005
The following discussion should be considered in light of the statements under the heading “Safe Harbor Statement under the Securities Litigation Reform Act of 1995,” at the end of this Item. All capitalized terms used in this Item that are not defined in this Item have the meanings given to them in Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q, which is incorporated herein by reference.
Results of operations for the three months ended March 31, 2006 and 2005 reflect the effects of the Services Agreement and the Reinsurance Pooling Agreement among the Company and its wholly-owned insurance subsidiary, Merchants Insurance Company of New Hampshire, Inc. (MNH), and Merchants Mutual Insurance Company (Mutual), effective January 1, 2003. The Services Agreement calls for Mutual to provide underwriting, administrative, claims and investment services to the Company and MNH. The Reinsurance Pooling Agreement provides for the pooling, or sharing, of insurance business traditionally written by Mutual and MNH on or after the effective date. MNH’s share of pooled (combined Mutual and MNH) premiums earned and losses and loss adjustment expenses (LAE) for 2006 in accordance with the Reinsurance Pooling Agreement is 25%, though not to exceed $42,500,000 in net premiums written. MNH’s share of pooled premiums earned and losses and LAE was 30% in 2005. The Reinsurance Pooling Agreement pertains to premiums earned and incurred losses and LAE. MNH’s share of pooled premiums earned will be 25% in 2007, though not to exceed $37,500,000 in net premiums written.
Total combined Mutual and MNH or “group-wide” direct premiums written (DWP) for the three months ended March 31, 2006 were $46,313,000, an increase of $1,024,000 from $45,289,000 in 2005. The Company’s pro-forma share of combined direct premiums written in 2006, in accordance with the Reinsurance Pooling Agreement, was $11,578,000 compared to $13,586,000 in 2005. The table below shows a comparison of direct premiums written by major category in 2006 and 2005:

	Group-wide DWP			MNH Pro-forma Share
	Three months ended			Three months ended
	March 31,			March 31,
	2006	2005	Change	2006	2005	Change
	(000’s omitted)			(000’s omitted)
Voluntary Personal Lines	$8,081	$9,211	(12%)	$2,020	$2,763	(27%)
Voluntary Commercial Lines	32,970	30,168	9%	8,243	9,050	(9%)
Umbrella Program	4,885	5,216	(6%)	1,221	1,565	(22%)
Involuntary	377	694	(46%)	94	208	(55%)

Total Direct Written Premiums	$46,313	$45,289	2%	$11,578	$13,586	(15%)

The 12% (or $1,130,000) decrease in group-wide voluntary personal lines DWP resulted from an 18% (or $1,036,000) decrease in private passenger automobile (PPA) DWP. The decrease in PPA direct premiums written is the result of the companies’ decision, implemented in 2002, not to write new policies in certain jurisdictions. As a result, voluntary PPA policies in force at March 31, 2006 were 14,118, a decrease of 22% from 18,005 at March 31, 2005.

The monoline commercial umbrella program (the Umbrella Program) resulted in $4,885,000 of DWP in the first quarter of 2006 compared to $5,216,000 in the first quarter of 2005. This decrease in Umbrella Program DWP resulted from increased competition for umbrella product business from property casualty insurance companies. The Umbrella Program is marketed exclusively through one independent agent and approximately 95% of the premiums related to Umbrella Program Policies are reinsured with an “A” rated national reinsurer through a quota share reinsurance treaty.
Group-wide voluntary commercial lines DWP increased $2,802,000, or 9%, to $32,970,000 for the three months ended March 31, 2006, from $30,168,000 for the three months ended March 31, 2005. This increase resulted from period-to-period increases in every group-wide commercial product. The average premium per group-wide, non-Umbrella Program commercial lines policy increased 1% from the year earlier period. Total non-Umbrella Program commercial lines policies in force at March 31, 2006 were 36,520, an increase of 8% from 33,836 at March 31, 2005.
The 46% decrease in group-wide involuntary DWP resulted primarily from a decrease in assignments from the New York Automobile Insurance Plan (NYAIP). DWP related to policies assigned from the NYAIP decreased to $227,000 for the three months ended March 31, 2006, compared to $552,000 for the three months ended March 31, 2005. The NYAIP provides coverage for individuals who are unable to obtain auto insurance in the voluntary market. Assignments from the NYAIP vary depending upon a company’s PPA market share and the size of the NYAIP. The Company is unable to predict the volume of future assignments from the NYAIP.
Group-wide pooled net premiums written for 2006 were $37,465,000, an increase of $596,000, or 2%, from $36,869,000 for the three months ended March 31, 2005. This increase in group-wide net premiums written is due to the increase in group wide non-Umbrella Program DWP. The Company’s share of 2006 pooled net premiums written was $5,182,000, a decrease of $1,723,000, or 25%, from $6,905,000 in 2005. The decrease in the Company’s share of net premiums written resulted from the Company’s decreased percentage participation in the Reinsurance Pooling Agreement for 2006 as compared to 2005.
Total revenues for the three months ended March 31, 2006 were $11,993,000, a decrease of $2,056,000, or 15%, from $14,049,000 for the three months ended March 31, 2005.
The Company’s share of pooled net premiums earned in accordance with the Reinsurance Pooling Agreement for the three months ended March 31, 2006 was $10,026,000, compared to $11,977,000 for the three months ended March 31, 2005. This $1,951,000, or 16%, decrease in net premiums earned resulted primarily from the 5 percentage point decrease in the Company’s participation in the Reinsurance Pooling Agreement.
Net investment income was $1,944,000 for the three months ended March 31, 2006, substantially unchanged from $1,936,000 for the three months ended March 31, 2005.

Net losses and LAE were $4,313,000 for the three months ended March 31, 2006, a decrease of $2,981,000, or 41%, from $7,294,000 for the three months ended March 31, 2005. The decrease in net losses and LAE was due to the 16% decrease in net premiums earned, decreasing net losses and LAE by $1,190,000, and a 17.9 percentage point decrease in the loss and LAE ratio to 43.0% for the three months ended March 31, 2006 from 60.9% for the three months ended March 31, 2005.
The 17.9 percentage point decrease in the loss and LAE ratio was due to a $2,057,000 decrease in the Company’s estimate of losses and LAE occurring in prior accident years, which reduced the loss and LAE ratio by 20.5 percentage points. This decrease in the estimate of losses and LAE relating to prior accident years was somewhat offset by a 2.6 percentage point increase in the loss and LAE ratio for the current accident year to 63.6% in 2006 from 61.0% in 2005.
This 2.6 percentage point increase in the loss and LAE ratio for the current accident year primarily resulted from a 35.2 percentage point increase in the accident quarter direct loss and allocated loss adjustment expense (ALAE) ratio in the Company’s commercial property product from 32.5% to 67.7%, resulting from an increased number of large losses experienced during 2006 compared to 2005. Commercial property represented approximately 11% of net earned premiums. The increase in the commercial property loss and LAE ratio increased the overall loss and LAE ratio by approximately 3.8 percentage points and was somewhat offset by minor year to year improvements in the direct loss and LAE ratios for the PPA, homeowners and commercial auto products.
The reserve development for each product and for each accident year during 2006 was within the range of reasonably likely reserves by product as of December 31, 2005. It is not appropriate to project future increases or decreases in the estimate of losses and LAE for prior accident years from past experience. See “Critical Accounting Policies and Estimates” for a further discussion of the Company’s Reserves for Losses and LAE. The following table documents the changes in the estimate of losses and LAE related to prior accident years recorded in 2006 for the Company’s primary products:

			Commercial	Workers’
Accident	Home-	PPA	Auto	Compen-	Commercial	General	All
Year	owners	Liability	Liability	sation	Package	Liability	Other	Total
	Increases (decreases) (in thousands)
Prior to
2003	$(87)	$(194)	$124	$(309)	$(415)	$663	$48	$(170)
2003	(45)	(270)	(209)	(109)	(331)	(191)	(4)	(1,159)
2004	(80)	(285)	254	(194)	(397)	38	(25)	(689)
2005	97	(40)	87	(47)	(170)	27	7	(39)

Total	$(115)	$(789)	$256	$(659)	$(1,313)	$537	$26	$(2,057)

The Company experienced $789,000 of favorable loss development during 2006 on its PPA liability product. This favorable development in incurred losses pertained to the Company’s PPA liability case reserves, primarily in New York State, and is consistent with increased fraud prevention, detection and prosecution efforts by New York State in recent years.
The Company experienced $1,313,000 of favorable loss development during 2006 related to its commercial package product. The Company made no significant changes to its procedures for processing or reserving its claims during 2006, and attributes the changes to its prior year reserves to the inherent uncertainty in estimating ultimate costs in circumstances that involve complex and changing conditions.

The Company experienced $659,000 of favorable loss development during 2006 related to its workers’ compensation product. This decrease in loss estimates for workers’ compensation business is consistent with changes initiated by the Company in 2001 to reduce the concentration in its workers’ compensation policy portfolio of classes of risk that are subject to high severity losses. Those underwriting changes have continued through 2006. The Company believes that it took several years for the absence of severe losses to become apparent, as the severity of such losses, if they were to occur, typically do not become apparent for several years.
The Company’s reduction in its estimate of losses and LAE related to prior accident years during the three months ended March 31, 2006 represented 2% of the recorded reserve for losses and LAE at December 31, 2005.
The Company made no changes to the key assumptions used in evaluating the adequacy of its reserves for losses and LAE during the first quarter of 2006. A reasonable possibility exists in any quarter or year that relatively minor fluctuations in the estimate of reserves for losses and LAE may have a significant impact on the Company’s net income. This is due primarily to the size of the Company’s reserves for losses and LAE ($111,483,000 at March 31, 2006) relative to its net income. See “Critical Accounting Policies and Estimates” for a further discussion of the Company’s Reserves for Losses and LAE.
The ratio of amortization of deferred policy acquisition costs and other underwriting expenses to net premiums earned was 43.7% for the three months ended March 31, 2006 compared to 43.0% for the three months ended March 31, 2005. Amortization of deferred acquisition costs decreased $507,000 or 16% compared to the year earlier period. Other underwriting expenses as a percentage of net premiums earned increased by .7 percentage points to 17.7% in 2006 from 17.0% in 2005. Other underwriting expenses include retrospective commissions related to the Reinsurance Pooling Agreement, which provides for retrospective commission income or expense based on actual experience compared to a targeted loss and LAE ratio. Retrospective commission expense totaled $902,000 (9.0 percentage points of the expense ratio) for the three months ended March 31, 2006 compared to $855,000 (7.1 percentage points of the expense ratio) for the three months ended March 31, 2005.
The Company plans to reduce its reliance on its traditional business by reducing its percentage participation in the Reinsurance Pooling Agreement and by seeking alternative opportunities in which to invest its capital. To the extent that the Company does not invest in such alternative opportunities, fixed expenses will become equal to a greater percentage of net premiums earned in future periods. Commissions (other than retrospective commissions under the Reinsurance Pooling Agreement), premium taxes and other state assessments that vary directly with the Company’s premium volume represented 19.7% of net premiums earned in the three month period ended March 31, 2006 compared to 20.4% of net premiums earned in the three months ended March 31, 2005.
The Company’s effective income tax rates were 29.0% and 25.7%, for the three month periods ended March 31, 2006 and 2005, respectively. These rates were calculated based upon the Company’s estimate of its effective income tax rate for all of the applicable year. Non-taxable income, primarily tax-exempt income from fixed maturity investments, reduced the Company’s effective income tax rate by approximately 5 and 8 percentage points in 2006 and 2005, respectively.

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
ALAE are estimated separately from losses because ALAE payment patterns differ from loss payment patterns. The company employs the following methods to estimate ALAE reserves.
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
As stated previously, the above methods assume that past experience adjusted for the effects of current developments and trends is an appropriate basis for predicting future events. As a result of a number of factors, it is possible that ultimate actual payments for losses and LAE will differ from amounts contemplated in recorded reserves. A range of reasonably likely reserves by product as of March 31, 2006, net of reinsurance recoverables, developed by the Company’s actuaries based on a variety of generally accepted actuarial methods is shown in the table below. Generally the low and the high values in the range represent reasonable minimum and maximum amounts of these actuarial indications using the methods described above.

	Range of Net Loss & LAE Reserves ($000’s)
Products*	Low	Recorded	High
Personal Auto	$9,572	$11,205	$12,753
Homeowners	$1,830	$2,444	$3,074
Commercial Auto	$9,576	$13,051	$17,315
Workers Compensation	$19,881	$23,993	$27,677
Commercial General Liability	$34,875	$43,583	$54,813
Commercial Property	$2,590	$3,364	$4,272
Other	$4	$6	$7
All Products	$87,571	$97,646	$109,600

*	The products shown in this table are those used by the Company in its loss reserving process. The Company’s reserve for unpaid losses and LAE as appears in Note 4. in Item 1., are segregated by product type as defined in the Company’s Annual Statement filed with insurance department regulators.

Because the reserve estimates by product are independent of each other it is highly unlikely that the low estimate or the high estimate for each product will occur at the same time. Accordingly, the low and the high estimates for “All Products” shown above are greater than the sum of the low estimates and less than the sum of the high estimates, respectively, resulting in a narrower range.
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
The Company’s investment committee, comprised of the Chief Operating Officer, the Chief Investment Officer and the Chief Financial Officer, meets monthly and monitors the Company’s investment portfolio for declines in value that are other-than-temporary. This assessment requires significant judgment. The investment committee considers the nature of the investment, the severity and length of the decline in fair value, events specific to the issuer including valuation modeling, overall market conditions, and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. When a decline in the fair value of a security is determined to be other-than-temporary, the Company adjusts the cost basis of that security to fair value, and records a corresponding charge to earnings. Future increases in fair value and future decreases in fair value if not other-than-temporary, are included in other comprehensive income.
Liquidity and Capital Resources
In developing its investment strategy the Company determines a level of cash and short-term investments which, when combined with expected cash flow, is estimated to be adequate to meet expected cash obligations. Due to declining written premiums however, the Company’s operating activities have resulted in a use of cash each year since 2001. The Company’s decreasing participation percentage in the pooled business over the remaining years of the Reinsurance Pooling Agreement will likely result in continued negative cash flows from operations. Net cash used in operations during the three months ended March 31, 2006 was $2,837,000. The Company believes that careful management of the relationship between assets and liabilities will minimize the likelihood that investment portfolio sales will be necessary to fund insurance operations, and that the effect of such sales, if any, on the Company’s stockholders’ equity will not be material.

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
The Company designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as accumulated other comprehensive income (loss) within stockholders’ equity. At March 31, 2006, the Company recorded as accumulated other comprehensive loss in its Consolidated Balance Sheet $3,343,000 of unrealized losses, net of taxes, associated with its investments.
At March 31, 2006, the Company’s portfolio of fixed maturity investments represented 91.6% of invested assets. Management believes that this level of fixed maturity investments is consistent with the Company’s liquidity needs because it anticipates that cash receipts from net premiums written, investment income and maturing securities will enable the Company to satisfy its cash obligations. Furthermore, a portion of the Company’s fixed maturity investments are invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide monthly paydowns of bond principal.
At March 31, 2006, $92,914,000, or 56.7%, of the Company’s fixed maturity portfolio was invested in mortgage-backed and other asset-backed securities. The Company invests in a variety of collateralized mortgage obligation (“CMO”) products but has not invested in the derivative type of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company’s CMO investments have a secondary market and their effect on the Company’s liquidity does not differ from that of other fixed maturity investments.
At March 31, 2006 $6,227,000, or 3%, of the Company’s investment portfolio was invested in non-investment grade securities compared to $6,123,000, or 3%, at December 31, 2005.
The Company has arranged for a $2,000,000 unsecured credit facility from a bank. Any borrowings under this facility are payable on demand and carry an interest rate which can be fixed or variable and is negotiated at the time of each advance. This facility is available for general working capital purposes and for repurchases of the Company’s common stock. At March 31, 2006 no amount was outstanding on this loan.
As a holding company, the Company is dependent on cash dividends from MNH to meet its obligations and to pay any cash dividends. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer’s statutory policyholders’ surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve month period ending in 2006 without the prior approval of the New Hampshire Insurance Commissioner is $6,639,000. MNH paid $1,200,000, $800,000, $600,000 and $800,000 of dividends to the Company in October 2005 November 2006, December 2005 and February 2006, respectively. The Company paid cash dividends to its common stockholders of $.25 per share in the first quarter of 2006 amounting to $536,000. On March 21, 2006 the Company declared a quarterly cash dividend of $.25 per share payable on June 2, 2006 to shareholders of record as of the close of business on May 19, 2006. A liability of $537,000 relating to this dividend is included in the Company’s March 31, 2006 Consolidated Balance Sheet.

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
Regulatory guidelines suggest that the ratio of a property-casualty insurer’s annual net premiums written to its statutory surplus should not exceed 3 to 1. MNH has consistently followed a business strategy that would allow it to meet this 3 to 1 regulatory guideline. For the first three months of 2006, MNH’s ratio of net premiums written to statutory surplus, annualized for a full year, was .3 to 1.
Relationship with Mutual and Continuation of Operations
The Company and MNH operate and manage their business in conjunction with Mutual under the terms of the Services Agreement and Reinsurance Pooling Agreement described above. Reference is made to the description of the termination provisions of the Services Agreement and the Reinsurance Pooling Agreement that is provided under the sub-caption “Administration” under Part I, Item 1, of the Company’s Form 10-K Report for the year ended December 31, 2005, which is incorporated herein by reference.
On March 20, 2006, the Chairman of the Board of the Company received a letter from the Chairman of Mutual that indicated that Mutual was interested in acquiring the Company and was prepared to negotiate an all cash acquisition (by way of a tender offer and/or merger) for all of the outstanding common stock of the Company at $29.00 per share. On April 4, 2006, the Board of Directors of the Company announced that it had formed a Special Committee to conduct discussions with Mutual and to consider other potential strategic transactions. The Special committee and its representatives have held discussions with Mutual concerning Mutual’s expression of interest, and those discussions are continuing.
On May 2, 2006, the Company entered into a management consulting agreement with David R. Bradley. Mr. Bradley’s role as consultant will be to assist the Special Committee regarding operational matters in its discussions with Mutual and with third parties interested in a transaction with the Company. Mr. Bradley will also begin the process of transitioning the Company to an independently operated company in the event no transaction is consummated. Mr. Bradley has over 32 years experience in the insurance industry. Most recently, Mr. Bradley was Chief Executive Officer of United National Group Ltd. From 2003 to 2005 and prior to that served in various executive positions within The Hartford Financial Services Group, Inc.
Separately, the Special Committee appointed SFRi, LLC to act as its financial advisor in evaluating potential strategic transactions with interested parties, including its discussions with Mutual.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
Market risk represents the potential for loss due to changes in the fair value of financial instruments. The market risk related to the Company’s financial instruments primarily relates to its investment portfolio. The value of the Company’s investment portfolio of $178,820,000 at March 31, 2006 is subject to changes in interest rates and to a lesser extent on credit quality. Further, certain mortgage-backed and asset-backed securities are exposed to accelerated prepayment risk generally caused by interest rate movements. If interest rates were to decline, mortgage holders would be more likely to refinance existing mortgages at lower rates. Acceleration of future repayments could adversely affect future investment income, if reinvestment of the accelerated receipts was made in lower yielding securities.
The following table provides information related to the Company’s fixed maturity investments at March 31, 2006. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based upon the maturity date or, in the case of mortgage-backed and asset-backed securities, expected payment patterns. Actual cash flows could differ from those shown in the table.

Fixed Maturities
Expected Cash Flows of Principal Amounts ($in 000’s):

							TOTAL
								Esti-
							Amor-	mated
						There-	tized	Market
	2006	2007	2008	2009	2010	after	Cost	Value
Available for Sale

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$0	$0	$3,004	$2,998	$4,244	$0	$10,246	$10,070
Average interest rate	0.0%	0.0%	3.2%	4.9%	4.8%	0.0%	—	—

Obligations of states and political subdivisions	3,693	3,903	15,663	5,440	7,427	5,262	41,388	40,488
Average interest rate	3.9%	4.3%	3.9%	4.4%	5.0%	4.9%	—	—

Corporate securities	1,000	0	3,244	7,750	1,991	6,808	20,793	20,358
Average interest rate	3.2%	0.0%	3.7%	4.9%	4.6%	6.5%	—	—

Mortgage & asset backed securities	19,356	22,796	17,288	11,770	2,351	22,270	95,831	92,914
Average interest rate	4.8%	4.8%	4.8%	4.9%	4.9%	5.0%	—	—

Total	$24,049	$26,699	$39,199	$27,958	$16,013	$34,340	$168,258	$163,830

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
             None.
Item 1A. Risk Factors
               There have been no material changes to the risk factors previously disclosed in the Company’s
               Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
             None.
Item 3. Defaults Upon Senior Securities.
             None.
Item 4. Submission of Matters to a Vote of Security Holders
             None.
Item 5. Other Information.
             None.
Item 6. Exhibits
(a)	Exhibits.

Exhibits required by Item 601 of Regulation S-K.

3(a)	Restated Certificate of Incorporation (incorporated by reference to Exhibit No. 3C to Amendment No. 1 to the Company’s Registration Statement No. 33-9188 on Form S-1 Filed on November 7, 1986.

(b)	Restated By-laws (incorporated by reference to Exhibit 3D to Amendment No. 1 to the Company’s Registration Statement No. 33-9188 on Form S-1 filed on November 7, 1986.

4	Instruments defining the rights of security holders, including indentures – N/A.

5	Opinion re legality – N/A.

10(a)	Management Agreement dated as of September 29, 1986 by and among Merchants Mutual Insurance Company, Registrant and Merchants Insurance Company of New Hampshire, Inc. (incorporated by reference to Exhibit No. 10(a) to the Company’s Registration Statement (No. 33-9188) on Form S-1 filed on September 30, 1986).

(b)	Services Agreement Among Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and Merchants Group, Inc. dated January 1, 2003 (incorporated by reference to Exhibit No. 10(b) to the Company’s 2003 Quarterly Report on Form 10-Q filed on May 14, 2003).

	(c)	Reinsurance Pooling Agreement between Merchants Insurance Company of New Hampshire, Inc. and Merchants Mutual Insurance Company effective January 1, 2003 (incorporated by reference to Exhibit No. 10(c) to the Company’s 2003 Quarterly Report on Form 10-Q filed on May 14, 2003).

	(d)	Endorsement to the Casualty Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and American Reinsurance Company dated February 23, 2004 (incorporated by reference to Exhibit 10(d) to the Company’s 2004 Annual Report on Form 10-K filed on March 31, 2005).

	(e)	Property Per Risk Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and American Reinsurance Company dated April 16, 2004 (incorporated by reference to Exhibit 10(f) to the Company’s 2004 Quarterly Report on Form 10-Q filed on November 10, 2004).

	(f)	Property Catastrophe Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and the various reinsurers as identified by the Interest and Liabilities Agreements attaching to and forming part of this Agreement (incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

	(g)	Quota Share Reinsurance Treaty Agreement between Merchants Insurance Company of New Hampshire, Inc. and The Subscribing Underwriting Members of Lloyd’s, London specifically identified on the schedules attached to this agreement dated January 1, 2000 (incorporated by reference to Exhibit 10(h) to the Company’s 2000 Annual Report on Form 10-K filed on March 28, 2001).

*	(h)	Form of Amended Indemnification Agreement entered into by Registrant with each director and executive officer of Registrant (incorporated by reference to Exhibit No. 10(n) to Amendment No. 1 to the Company’s Registration Statement on (No. 33-9188) Form S-1 filed on November 7, 1986).

*	(i)	Merchants Mutual Insurance Company Adjusted Return on Equity Incentive Compensation Plan January 1, 2000 (incorporated by reference to Exhibit 10(p) to the Company’s 2000 Annual Report on Form 10-K filed on March 28, 2001).

*	(j)	Merchants Mutual Insurance Company Adjusted Return on Equity Long Term Incentive Compensation Plan January 1, 2000 (incorporated by reference to Exhibit 10(q) to the Company’s 2000 Annual Report on Form 10-K filed on March 28, 2001).

*	(k)	Amendment No. 1 to Employee Retention Agreement between Robert M. Zak and Merchants Mutual Insurance Company originally dated as of May 1, 1999, dated February 6, 2002 (incorporated by reference to Exhibit 10(s) to the Company’s 2002 Annual Report on Form 10-K filed on March 31, 2003).

*	(l)	Amendment No. 1 to Employee Retention Agreement between Edward M. Murphy and Merchants Mutual Insurance Company originally dated as of March 1, 1999, dated February

6, 2002 (incorporated by reference to Exhibit 10(t) to the Company’s 2002 Annual Report on Form 10-K filed on March 31, 2003).

*	(m)	Amendment No. 1 to Employee Retention Agreement between Kenneth J. Wilson and Merchants Mutual Insurance Company originally dated as of March 1, 1999, dated February 6, 2002 incorporated by reference to Exhibit 10(u) to the Company’s 2002 Annual Report on Form 10-K filed on March 31, 2003.

	11	Statement re computation of per share earnings – N/A.

	12	Statement re computation of ratios – N/A.

	15	Letter re unaudited interim financial information – N/A.

	18	Letter re change in accounting principles – N/A.

	19	Report furnished to security holder – N/A.

	22	Published report regarding matters submitted to vote of security holders – N/A.

	23	Consents of experts and counsel – N/A.

	24	Power of attorney – N/A.

	31	Rule 13a-14(a)/15d-14(a) Certifications (filed herewith)

	32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) (filed herewith).

	*	Indicates a management contract or compensation plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCHANTS GROUP, INC.
(Registrant)

Date: May 15, 2006	By:/s/ Kenneth J. Wilson Kenneth J. Wilson
Chief Financial Officer and
Treasurer (duly authorized
officer of the registrant and
chief accounting officer)