Form 10-Q
period 2006-06-30
MERCHANTS GROUP INC
filed 2006-08-10
CIK 803027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 8, 2006:
2,145,652 shares of Common Stock.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3 Quantitative and Qualitative Disclosures About Market Risk
Item 4 Controls and Procedures
PART II OTHER INFORMATION
1 Item 1 Legal Proceedings
1 Item 1A Risk Factors
1 Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
1 Item 3 Defaults Upon Senior Securities.
1 Item 4 Submission of Matters to a Vote of Security Holders
1 Item 5 Other Information
1 Item 6 Exhibits
SIGNATURES
EX-31(A)
EX-31(B)
EX-32(A)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MERCHANTS GROUP, INC.
CONSOLIDATED BALANCE SHEET
(in thousands)

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets
Investments:
Fixed maturities:
Available for sale at fair value (amortized cost $168,755 in 2006 and $169,666 in 2005)	$162,762	$166,593
Preferred stock at fair value	3,466	4,312
Other long-term investments at fair value	84	734
Short-term investments	7,962	10,650

Total investments	174,274	182,289

Cash	36	82
Interest due and accrued	1,152	998
Premiums receivable from affiliate, net of allowance for doubtful accounts of $135 in 2006 and $158 in 2005	12,879	13,540
Deferred policy acquisition costs from affiliate	5,612	6,527
Reinsurance recoverable on unpaid losses	12,440	13,807
Prepaid reinsurance premiums from affiliate	4,097	4,559
Income taxes receivable	—	109
Deferred income taxes	6,108	5,367
Other assets	6,552	6,700

Total assets	$223,150	$233,978

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED BALANCE SHEET
(in thousands except share amounts)

	June 30,	December 31,
	2006	2005
	(unaudited)
Liabilities and Stockholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses (affiliate $49,568 and $50,239)	$106,515	$115,191
Unearned premiums from affiliate	25,681	29,662
Payable to affiliate	532	113
Income taxes payable	428	—
Retrospective commission payable to affiliate	4,464	2,590
Other liabilities (affiliate $2,904 and $5,044)	8,392	10,528

Total liabilities	146,012	158,084

Stockholders’ equity:
Common stock, 10,000,000 shares authorized, 2,145,652 and 2,132,652 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	33	33
Additional paid in capital	36,540	36,267
Treasury stock, 1,139,700 shares at June 30, 2006 and December 31, 2005	(22,766)	(22,766)
Accumulated other comprehensive loss	(4,368)	(2,540)
Accumulated earnings	67,699	64,900

Total stockholders’ equity	77,138	75,894

Commitments and contingent liabilities	—	—

Total liabilities and stockholders’ equity	$223,150	$233,978

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(unaudited)
Revenues:
Net premiums earned from affiliate	$10,019	$12,767	$20,045	$24,744
Net investment income	2,002	1,908	3,946	3,844
Net investment gains (losses)	42	—	(68)	—
Other revenues from affiliate	77	114	210	250

Total revenues	12,140	14,789	24,133	28,838

Expenses:
Net losses and loss adjustment expenses ($5,639, $5,277, $10,054 and $11,473 from affiliate)	4,952	4,617	9,265	11,911
Amortization of deferred policy acquisition costs from affiliate	2,605	3,319	5,212	6,433
Other underwriting expenses ($1,825, $2,039, $3,399 and $3,903 from affiliate)	2,411	2,321	4,189	4,363

Total expenses	9,968	10,257	18,666	22,707

Income before income taxes	2,172	4,532	5,467	6,131
Income tax provision	638	1,354	1,595	1,765

Net income	$1,534	$3,178	$3,872	$4,366

Earnings per share:
Basic	$.71	$1.50	$1.81	$2,07

Diluted	$.71	$1.50	$1.81	$2.06

Weighted average shares outstanding:
Basic	2,146	2,114	2,144	2,114
Diluted	2,146	2,119	2,144	2,119
See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(unaudited)
Net income	$1,534	$3,178	$3,872	$4,366

Other comprehensive income (loss) before taxes:
Unrealized gains (losses) on securities	(1,511)	1,815	(2,838)	(295)
Reclassification adjustment for gains (losses) included in net income	42	—	(68)	—

Other comprehensive income (loss) before taxes	(1,553)	1,815	(2,770)	(295)
Income taxes (benefit) related to items of other comprehensive income (loss)	(528)	617	(942)	(100)

Other comprehensive income (loss)	(1,025)	1,198	(1,828)	(195)

Comprehensive income	$509	$4,376	$2,044	$4,171

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Six Months
	Ended June 30,
	2006	2005
	(unaudited)
Common stock beginning and end:	$33	$33

Additional paid in capital:
Beginning of period	36,267	35,878
Exercise of common stock options	273	—

End of period	36,540	35,878

Treasury stock beginning and end:	(22,766)	(22,766)

Accumulated other comprehensive loss:
Beginning of period	(2,540)	(536)
Other comprehensive loss	(1,828)	(195)

End of period	(4,368)	(731)

Accumulated earnings:
Beginning of period	64,900	59,365
Net income	3,872	4,366
Dividends to shareholders (to affiliate $128 and $51)	(1,073)	(424)

End of period	67,699	63,307

Total stockholders’ equity	$77,138	$75,721

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Six Months
	Ended June 30,
	2006	2005
	(unaudited)
Cash flows from operations:
Collection of premiums from affiliate	$16,900	$21,917
Payment of losses and loss adjustment expenses (affiliate ($10,725) and ($11,598))	(16,540)	(18,393)
Payment of other underwriting expenses (affiliate ($7,562) and ($8,290))	(8,347)	(8,921)
Investment income received	3,764	4,024
Investment expenses paid	(149)	(207)
Income taxes paid	(857)	(259)
Other from affiliate	210	250

Net cash used in operations	(5,019)	(1,589)

Cash flows from investing activities:
Proceeds from fixed maturities sold or matured	19,965	29,678
Purchase of fixed maturities	(18,949)	(24,882)
Net (increase) decrease in preferred stock	1,000	(850)
Net decrease in other long-term investments	650	2,072
Net (increase) decrease in short-term investments	2,688	(2,816)
Increase in payable for securities	—	6,258

Net cash provided by investing activities	5,354	9,460

Cash flows from financing activities:
Settlement of affiliate balances, net	419	(6,562)
Exercise of common stock options	273	—
Cash dividends (to affiliate $128 and $51)	(1,073)	(424)

Net cash used in financing activities	(381)	(6,986)

Increase (decrease) in cash	(46)	885

Cash:
Beginning of period	82	145

End of period	$36	$1,030

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
RECONCILIATION OF NET INCOME TO NET CASH
USED IN OPERATIONS
(in thousands)

	Six Months
	Ended June 30,
	2006	2005
	(unaudited)
Net income	$3,872	$4,366

Adjustments:
Net discount accretion on investments	(177)	(66)
Realized investment gains (losses)	68	—
Deferred income taxes	201	304

(Increase) decrease in assets:
Interest due and accrued	(154)	39
Premiums receivable from affiliate	661	707
Deferred policy acquisition costs from affiliate	915	984
Reinsurance recoverable on unpaid losses	1,367	394
Prepaid reinsurance premiums from affiliate	462	(343)
Income taxes receivable	109	—
Other assets	148	1,214

Increase (decrease) in liabilities:
Reserve for losses and loss adjustment expenses (affiliate ($671) and ($1,606))	(8,676)	(7,984)
Unearned premiums from affiliate	(3,981)	(3,415)
Income taxes payable	428	1,204
Retrospective commission payable to affiliate	1,874	1,863
Other liabilities (affiliate $(2,141) and $(685))	(2,136)	(856)

Net cash used in operations	$(5,019)	$(1,589)

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Principles of Consolidation and Basis of Presentation
The consolidated balance sheet as of June 30, 2006 and the related consolidated statements of operations and comprehensive income for the three and six month periods ended June 30, 2006 and 2005, and changes in stockholders’ equity and cash flows for the six months ended June 30, 2006 and 2005, respectively, are unaudited. In the opinion of management, these interim financial statements reflect all adjustments necessary for a fair presentation of financial position and results of operations. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.
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
2. Related Party Transactions
The Company and MNH operate and manage their business in conjunction with Merchants Mutual Insurance Company (Mutual) under a services agreement (the Services Agreement) that became effective January 1, 2003. At June 30, 2006 Mutual owned 11.9% of the Company’s issued and outstanding common stock. The Company and MNH do not have any operating assets or employees. Under the Services Agreement, Mutual provides the Company and MNH with the facilities, management and personnel required to operate their day-to-day business. The Services Agreement covers substantially the same services previously provided under a management agreement among the Company, MNH and Mutual from 1986 to 2002. The Services Agreement provides for negotiated fees (subject to periodic adjustment) for administrative, underwriting, claims and investment management services.
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
The terms of these agreements are more fully described under the heading “Administration” in Part I, Item 1, Business, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In accordance with the terms of the Services Agreement in June 2005 the Company and MNH issued notice to Mutual to terminate the Investment and Cash Management Services Annex of the Services Agreement as of June 30, 2006. In June 2006, the Company and Mutual agreed that Mutual would continue to provide Investment and Cash Management Services to the Company on a month-to-month basis, subject to a thirty-day cancellation notice effective at the end of any calendar month.
3. Earnings Per Share
Basic and diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each period.
For diluted earnings per share, the weighted average number of shares outstanding was increased by the assumed exercise of options for the three and six month periods ended June 30, 2005. The effect on the number of shares outstanding assumed the proceeds to the Company from exercise were used to purchase shares of the Company’s common stock at its average market value per share during the period. The number of options assumed to be exercised and the incremental effect on average shares outstanding for purposes of calculating diluted earnings per share are shown below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Options assumed exercised	—	31,500	—	31,500
Incremental shares outstanding	—	5,022	—	4,988
There were no options outstanding at June 30, 2006.
The Company is not affected by Statement of Financial Accounting Standards No. 123(R) entitled “Share Based Payment” as no shared based payments were outstanding at June 30, 2006.

4.	Reserve for Loss and Loss Adjustment Expenses

The following table presents the liability for reserves for losses and LAE separated into case reserves, reserves for losses incurred but not reported (IBNR) and reserves for LAE by major product:

	June 30,	December 31,
	2006	2005
	(in thousands)
Case reserves:
Private passenger auto liability	$6,074	$6,072
Homeowners	1,423	1,899
Commercial auto liability	4,368	5,384
Workers’ compensation	13,729	14,531
Commercial package	11,072	12,739
General liability	563	505
Other	203	308

Total case reserves	37,432	41,438

IBNR:
Private passenger auto liability	3,080	4,372
Homeowners	385	228
Commercial auto liability	7,198	6,396
Workers’ compensation	7,317	8,074
Commercial package	15,522	16,965
General liability	3,364	2,581
Other	(303)	(407)

Total IBNR	36,563	38,209

Reserve for LAE:
Private passenger auto liability	1,640	2,004
Homeowners	500	604
Commercial auto liability	1,602	1,622
Workers’ compensation	1,858	2,104
Commercial package	10,344	11,493
General liability	3,962	3,668
Other	174	242

Total reserve for LAE	20,080	21,737

Subtotal	94,075	101,384
Reinsurance recoverables	12,440	13,807

Reserve for losses and LAE	$106,515	$115,191

Included in the reserve for losses and LAE at June 30, 2006 was $14,888,000 of reserves for 1996 and prior accident years. Reserves related to workers’ compensation comprised $9,237,000 of this amount at June 30, 2006. The following table presents workers’ compensation claim count and paid loss data for accident years older than ten years as of each date:

	For the six months	For the year ended
	ended June 30,	December 31,
	2006	2005
	(dollars in thousands)
Number of claims pending, beginning of period	84	92
Number of claims reported	—	—
Number of claims settled or dismissed	—	(16)

Number of claims pending, end of period	84	76

Losses paid ($000’s)	$411	$599
Loss settlement expenses paid ($000’s)	$26	$33
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations for the Six Months Ended June 30, 2006 As Compared to the Six Months Ended June 30, 2005
The following discussion should be considered in light of the statements under the heading “Safe Harbor Statement under the Securities Litigation Reform Act of 1995,” at the end of this Item. All capitalized terms used in this Item that are not defined in this Item have the meanings given to them in Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q, which is incorporated herein by reference.
Results of operations for the six months ended June 30, 2006 and 2005 reflect the effects of the Services Agreement and the Reinsurance Pooling Agreement among the Company and its wholly-owned insurance subsidiary, Merchants Insurance Company of New Hampshire, Inc. (MNH), and Merchants Mutual Insurance Company (Mutual), effective January 1, 2003. The Services Agreement calls for Mutual to provide underwriting, administrative, claims and investment services to the Company and MNH. The Reinsurance Pooling Agreement provides for the pooling, or sharing, of insurance business traditionally written by Mutual and MNH on or after the effective date. MNH’s share of pooled (combined Mutual and MNH) premiums earned and losses and loss adjustment expenses (LAE) for 2006 in accordance with the Reinsurance Pooling Agreement is 25%, though not to exceed $42,500,000 in net premiums written. MNH’s share of pooled premiums earned and losses and LAE was 30% in 2005. The Reinsurance Pooling Agreement pertains to premiums earned and incurred losses and LAE. MNH’s share of pooled premiums earned will be 25% in 2007, though not to exceed $37,500,000 in net premiums written.
Total combined Mutual and MNH or “group-wide” direct premiums written (DWP) for the six months ended June 30, 2006 were $100,638,000, substantially unchanged from $100,538,000 in 2005. The Company’s pro-forma share of combined direct premiums written in 2006, in accordance with the Reinsurance Pooling Agreement, was $25,160,000 compared to $30,161,000 in 2005. The table below shows a comparison of direct premiums written by major category in 2006 and 2005:

	Group-wide DWP			MNH Pro-forma Share
	Six months ended			Six months ended
	June 30,			June 30,
Major Category	2006	2005	Change	2006	2005	Change
	(000's omitted)			(000's omitted)
				(25%)*	(30%)*
Voluntary Personal	$17,076	$19,505	(12%)	$4,269	$5,852	(27%)
Voluntary Commercial	73,542	67,414	9%	18,386	20,224	(9%)
Umbrella Program	9,391	12,011	(22%)	2,348	3,603	(35%)
Involuntary	629	1,608	(61%)	157	482	(67%)

Total Direct Written Premiums	$100,638	$100,538	—	$25,160	$30,161	(17%)

*	Pooling Percentages
The 12% (or $2,429,000) decrease in group-wide voluntary personal DWP resulted from a 19% (or $2,266,000) decrease in private passenger automobile (PPA) DWP. The decrease in PPA direct premiums written is the result of the companies’ decision, implemented in 2002, not to write new policies in certain jurisdictions and to increased availability of this product from other competitors. As a result, voluntary PPA policies in force at June 30, 2006 were 13,529, a decrease of 17% from 16,365 at June 30, 2005.

The monoline commercial umbrella program (the Umbrella Program) resulted in $9,391,000 of DWP in the six months ended June 30, 2006 compared to $12,011,000 in the six months ended 2005. This decrease resulted from increased competition from property casualty companies that have expanded their underwriting appetite to include commercial umbrella policies written in conjunction with the underlying property and liability policies. The Umbrella Program is marketed exclusively through one independent agent and approximately 95% of the premiums related to Umbrella Program Policies are reinsured with an “A” rated national reinsurer through a quota share reinsurance treaty.
Group-wide voluntary commercial DWP increased $6,128,000, or 9%, to $73,542,000 for the six months ended June 30, 2006, from $67,414,000 for the six months ended June 30, 2005. This increase resulted from period-to-period increases in every group-wide commercial product. The average premium per group-wide, non-Umbrella Program commercial lines policy increased 2% from the year earlier period. Total non-Umbrella Program commercial lines policies in force at June 30, 2006 were 37,259, an increase of 6% from 35,197 at June 30, 2005.
The 61% decrease in group-wide involuntary DWP resulted primarily from a decrease in assignments from the New York Automobile Insurance Plan (NYAIP). DWP related to policies assigned from the NYAIP decreased to $373,000 for the six months ended June 30, 2006, compared to $1,338,000 for the six months ended June 30, 2005. The NYAIP provides coverage for individuals who are unable to obtain auto insurance in the voluntary market. Assignments from the NYAIP vary depending upon a company’s PPA market share and the size of the NYAIP. The Company is unable to predict the volume of future assignments from the NYAIP.
Group-wide pooled net premiums written for 2006 were $82,839,000, a decrease of $970,000, or 1%, from $83,809,000 for the six months ended June 30, 2005. This decrease in group-wide net premiums written is primarily the result of a $1,483,000 (51%) decrease in assumed written premiums. The Company assumes premiums from various involuntary facilities, though it is unable to predict the volume of assumed premiums from these facilities. The Company’s share of 2006 pooled net premiums written was $16,526,000, a decrease of $4,461,000, or 21%, from $20,987,000 in 2005. The decrease in the Company’s share of net premiums written resulted from the Company’s decreased percentage participation in the Reinsurance Pooling Agreement for 2006 as compared to 2005 and from the decrease in assumed written premiums.
Total revenues for the six months ended June 30, 2006 were $24,133,000, a decrease of $4,705,000, or 16%, from $28,838,000 for the six months ended June 30, 2005.
The Company’s share of pooled net premiums earned in accordance with the Reinsurance Pooling Agreement for the six months ended June 30, 2006 was $20,045,000, compared to $24,744,000 for the six months ended June 30, 2005. This $4,699,000, or 19%, decrease in net premiums earned resulted primarily from the 5 percentage point decrease in the Company’s participation in the Reinsurance Pooling Agreement.
Net investment income was $3,946,000 for the six months ended June 30, 2006, an increase of 3% from $3,844,000 for the six months ended June 30, 2005 primarily due to a 16 basis point (4%) increase in average portfolio yield.

Net losses and LAE were $9,265,000 for the six months ended June 30, 2006, a decrease of $2,646,000, or 22%, from $11,911,000 for the six months ended June 30, 2005. The decrease in net losses and LAE was due to the 19% decrease in net premiums earned, which reduced net losses and LAE by $2,260,000, and a 1.9 percentage point decrease in the loss and LAE ratio to 46.2% for the six months ended June 30, 2006 from 48.1% for the six months ended June 30, 2005.
The 1.9 percentage point decrease in the loss and LAE ratio was due to a $2,915,000 decrease in the Company’s estimate of losses and LAE occurring in prior accident years, which reduced the loss and LAE ratio by 14.5 percentage points. During the six months ended June 30, 2005, the Company recorded a $2,879,000 decrease to its estimate of losses and LAE occurring in prior years, which reduced the loss and LAE ratio by 11.6 percentage points. The loss and LAE ratio for the current accident year was 60.8% in 2006 compared to 59.8% in 2005.
The reserve development for each product and for each accident year during 2006 was within the range of reasonably likely reserves by product as of December 31, 2005. It is not appropriate to project future increases or decreases in the estimate of losses and LAE for prior accident years from past experience. See “Critical Accounting Policies” for a further discussion of the Company’s Reserves for Losses and LAE. The following table documents the changes in the estimate of losses and LAE related to prior accident years recorded in 2006 for the Company’s primary products:

			Commercial	Workers'
Accident	Home-	PPA	Auto	Compen-	Commercial	General	All
Year	owners	Liability	Liability	sation	Package	Liability	Other	Total
	Increases (decreases) (in thousands)
Prior to
2003	$242	$(60)	$273	$(1,059)	$(900)	$524	$41	$(939)
2003	67	(212)	44	208	(765)	(87)	16	(729)
2004	(15)	(246)	298	(531)	(745)	152	—	(1,087)
2005	213	(166)	190	(97)	(502)	209	(7)	(160)

Total	$507	$(684)	$805	$(1,479)	$(2,912)	$798	$50	$(2,915)

The Company experienced $2,912,000 of favorable loss development during 2006 related to its commercial package product. The Company made no significant changes to its procedures for processing or reserving its claims during 2006, and attributes the changes to its prior year reserves to the inherent uncertainty in estimating ultimate costs in circumstances that involve complex and changing conditions.
The Company experienced $1,479,000 of favorable loss development during 2006 related to its workers’ compensation product. This decrease in loss estimates for workers’ compensation business is consistent with changes initiated by the Company in 2001 to reduce the concentration in its workers’ compensation policy portfolio of classes of risk that are subject to high severity losses. Those underwriting changes have continued through 2006. The Company believes that it took several years for the absence of severe losses to become apparent, as the severity of such losses, if they were to occur, typically do not become apparent for several years.
The Company’s reduction in its estimate of losses and LAE related to prior accident years during the six months ended June 30, 2006 represented less than 3% of the recorded reserve for losses and LAE at December 31, 2005.

The Company made no changes to the key assumptions used in evaluating the adequacy of its reserves for losses and LAE during the first six months of 2006. A reasonable possibility exists in any reporting period that relatively minor fluctuations in the estimate of reserves for losses and LAE may have a significant impact on the Company’s net income. This is due primarily to the size of the Company’s reserves for losses and LAE ($106,515,000 at June 30, 2006) relative to its net income. See “Critical Accounting Policies and Estimates” for a further discussion of the Company’s Reserves for Losses and LAE.
The ratio of amortization of deferred policy acquisition costs and other underwriting expenses to net premiums earned was 46.9% for the six months ended June 30, 2006 compared to 43.6% for the six months ended June 30, 2005. Amortization of deferred acquisition costs decreased $1,221,000 or 19% compared to the year earlier period. Other underwriting expenses as a percentage of net premiums earned increased by 3.3 percentage points to 20.9% in 2006 from 17.6% in 2005. Other underwriting expenses include retrospective commissions related to the Reinsurance Pooling Agreement, which provides for retrospective commission income or expense due from or to Mutual based on the estimated experience compared to a targeted loss and LAE ratio. Retrospective commission expense totaled $1,873,000 (9.3 percentage points of the expense ratio) for the six months ended June 30, 2006 compared to $1,863,000 (7.5 percentage points of the expense ratio) for the six months ended June 30, 2005.
The Company plans to reduce its reliance on its traditional business by reducing its percentage participation in the Reinsurance Pooling Agreement and by seeking alternative opportunities in which to invest its capital. To the extent that the Company does not invest in such alternative opportunities, fixed expenses will become equal to a greater percentage of net premiums earned in future periods. Commissions (other than retrospective commissions under the Reinsurance Pooling Agreement), premium taxes and other state assessments that vary directly with the Company’s premium volume represented 19.5% of net premiums earned in the six month period ended June 30, 2006 compared to 19.7% of net premiums earned in the six months ended June 30, 2005.
The Company’s effective income tax rates were 29.2% and 28.8%, for the six month periods ended June 30, 2006 and 2005, respectively. These rates were calculated based upon the Company’s estimate of its effective income tax rate for all of the applicable year. Non-taxable income, primarily tax-exempt income from fixed maturity investments, reduced the Company’s effective income tax rate by approximately 5 percentage points in both 2006 and 2005.

Results of Operations for the Three Months Ended June 30, 2006 As Compared to the Three Months Ended June 30, 2005
Total combined Mutual and MNH DWP for the three months ended June 30, 2006 were $54,323,000, a decrease of $928,000 from $55,251,000 in 2005. The Company’s pro-forma share of combined direct premiums written in 2006, in accordance with the Reinsurance Pooling Agreement, was $13,581,000 compared to $16,575,000 in 2005. The table below shows a comparison of direct premiums written by major category in 2006 and 2005:

	Group-wide DWP			MNH Pro-forma Share
	Three months ended			Three months ended
	June 30,			June 30,
Major Category	2006	2005	Change	2006	2005	Change
	(000's omitted)			(000's omitted)
				(25%)*	(30%)*
Voluntary Personal	$8,995	$10,294	(13%)	$2,249	$3,088	(27%)
Voluntary Commercial	40,571	37,247	9%	10,143	11,174	(9%)
Umbrella Program	4,506	6,795	(34%)	1,126	2,039	(45%)
Involuntary	251	915	(73%)	63	274	(77%)

Total Direct Written Premiums	$54,323	$55,251	(2%)	$13,581	$16,575	(18%)

*	Pooling Percentages
The 13% (or $1,299,000) decrease in group-wide voluntary personal DWP resulted from a 21% (or $1,230,000) decrease in private passenger automobile (PPA) direct premiums written. The decrease in PPA direct premiums written is the result of the companies’ decision, implemented in 2002, not to write new policies in certain jurisdictions.
Group-wide voluntary commercial DWP increased $3,324,000, or 9%, to $40,571,000 for the three months ended June 30, 2006, from $37,247,000 for the three months ended June 30, 2005. This increase resulted from period to period increases in every group-wide commercial product.
The Umbrella Program resulted in $4,506,000 of DWP in the three months ended June 30, 2006 compared to $6,795,000 in the three months ended June 30, 2005. This decrease in Umbrella Program DWP was due to the same factors that caused the decline in Umbrella Program DWP in the six months ended June 30, 2006 as compared to the six months ended June 30, 2006, discussed previously in this Item.
The 73% decrease in group-wide involuntary DWP resulted primarily from a decrease in assignments from the NYAIP. DWP related to policies assigned from the NYAIP decreased $639,000 or 81% to $146,00 for the six months ended June 30, 2006, compared to $786,000 for the six months ended June 30, 2005.
Group-wide pooled net premiums written for the three months ended June 30, 2006 were $45,374,000, a decrease of $1,566,000, or 3% from $46,940,000 for the three months ended June 30, 2005. This decrease in group-wide net premiums written is due to the decrease in group wide direct premiums written. The Company’s share of 2006 pooled net premiums written was $11,343,000, a decrease of $2,739,000, or 19%, from $14,082,000 in 2005. The decrease in the Company’s net premiums written resulted primarily from the Company’s decreased percentage participation in the Reinsurance Pooling Agreement for 2006 as compared to 2005.

Total revenues for the three months ended June 30, 2006 were $12,140,000, a decrease of $2,649,000 or 18% from $14,789,000 for the three months ended June 30, 2005.
The Company’s share of pooled net premiums earned in accordance with the Reinsurance Pooling Agreement for the three months ended June 30, 2006 was $10,019,000, compared to $12,767,000 for the three months ended June 30, 2005. This $2,748,000, or 22%, decrease in net premiums earned resulted from the five percentage point decrease in the Company’s participation in the Reinsurance Pooling Agreement and the 3% decrease in pooled net premiums written.
Net investment income was $2,002,000 for the three months ended June 30, 2006, an increase of 5% from $1,908,000 for the three months ended June 30, 2005, primarily due to a 17 basis point or 4% increase in average portfolio yield.
Net losses and LAE were $4,952,000 for the three months ended June 30, 2006, an increase of $335,000, or 7%, from $4,617,000 for the three months ended June 30, 2005. The increase in net losses and LAE was due to the 22% decrease in net premiums earned being more than offset by a 13.2 percentage point increase in the loss and LAE ratio to 49.4% for the three months ended June 30, 2006 from 36.2% for the three months ended June 30, 2005. This 13.2 percentage point increase in the loss and LAE ratio was due to an .6 percentage point decrease in the 2006 accident year loss and LAE ratio to 58.0% for the second quarter of 2006 from 58.6% for the comparable period in 2005 and to a $858,000 decrease in the Company’s estimate of losses and LAE related to prior accident years, compared to a $2,864,000 decrease in the estimate of losses and LAE related to prior accident years recorded in 2005.
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
The Company recorded an $858,000 decrease in the estimate of losses and LAE related to prior accident years in the second quarter of 2006, which reduced the second quarter 2006 loss and LAE ratio by 8.6 percentage points. The reasons for this decrease are discussed in the “Results of Operations for the Six Months Ended June 30, 2006 As Compared to the Six Months Ended June 30, 2005” appearing earlier in this Item. During the second quarter of 2005, the Company recorded a $2,864,000 decrease to its estimate of losses and LAE which decreased the loss and LAE ratio in the second quarter of 2005 by 22.4 percentage points.
The ratio of amortization of deferred policy acquisition costs and other underwriting expenses to net premiums earned increased to 50.1% for the three months ended June 30, 2006 from 44.2% for the three months ended June 30, 2006. Amortization of deferred acquisition costs decreased $714,000 or 22% compared to the year earlier period. Other underwriting expenses as a percentage of net premiums earned increased by 5.9 percentage points due to an increase in retrospective commissions related to the Reinsurance Pooling Agreement. The commission is owed to Mutual based on a decrease during the second quarter of 2006 in the estimated cumulative loss and LAE ratio on the “pooled” business since the inception of the Reinsurance Pooling Agreement. Retrospective commission expense totaled $971,000 (9.7 percentage points of the expense ratio) for the three months ended June 30, 2006 compared to $1,007,000 (7.9 percentage points of the expense ratio) for the three months ended June 30, 2005. Commissions (other than retrospective commissions under the Reinsurance Pooling Agreement), premium taxes and other state assessments that vary directly with the Company’s premium volume represented 19.4% of net premiums earned in the three month period ended June 30, 2006 compared to 19.1% of net premiums earned in the three months ended June 30, 2005.
The Company’s effective income tax rate for the three months ended June 30, 2006 and 2005 was 29.4% and 29.9%, respectively. These rates were calculated based upon the Company’s estimate of its effective income tax rate for all of the respective years. The effective income tax rates differed from the federal statutory rate of 34% primarily due tax-exempt income from fixed maturity investments.
Critical Accounting Policies
Reserve for Losses and LAE
The Reserve for Losses and LAE is an estimate of the ultimate cost of settling all losses incurred and unpaid, including those losses not yet reported to the Company, and is stated net of reinsurance. The amount of loss reserves for reported claims is based upon a case-by-case evaluation of the circumstances pertaining to the claim and the policy provisions relating to the loss. Reserves for claims that have occurred but have not been reported (IBNR) to the Company and for the future costs of settling or adjusting claims are determined using commonly accepted actuarial techniques based on historical information for each of the Company’s products, adjusted for current conditions.
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
As stated previously, the above methods assume that past experience adjusted for the effects of current developments and trends is an appropriate basis for predicting future events. As a result of a number of factors, it is possible that ultimate actual payments for losses and LAE will differ from amounts contemplated in recorded reserves. A range of reasonably likely reserves by product as of June 30, 2006, net of reinsurance recoverables, developed by the Company’s actuaries based on a variety of generally accepted actuarial methods is shown in the table below. Generally the low and the high values in the range represent reasonable minimum and maximum amounts of these actuarial indications using the methods described above.

	Range of Net Loss & LAE Reserves ($000’s)
Products*	Low	Recorded	High
Personal Auto	$9,518	$10,830	$12,307
Homeowners	$1,731	$2,309	$2,960
Commercial Auto	$9,891	$13,212	$16,578
Workers Compensation	$19,045	$22,903	$27,170
Commercial General Liability	$32,214	$41,463	$53,667
Commercial Property	$2,523	$3,364	$4,205
Other	$(5)	$(6)	$(8)
All Products	$84,290	$94,075	$106,954

*	The products shown in this table are those used by the Company in its loss reserving process. The Company’s reserve for unpaid losses and LAE as appears in Note 4. in Item 1., are segregated by product type as defined in the Company’s Annual Statement filed with insurance department regulators.
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
Liquidity and Capital Resources
In developing its investment strategy the Company determines a level of cash and short-term investments which, when combined with expected cash flow, is estimated to be adequate to meet expected cash obligations. Due to declining written premiums however, the Company’s operating activities have resulted in a use of cash each year since 2001. The Company’s decreasing participation percentage in the pooled business over the remaining period of the Reinsurance Pooling Agreement will likely result in continued negative cash flows from operations. Net cash used in operations during the six months ended June 30, 2006 was $5,019,000. The Company believes that careful management of the relationship between assets and liabilities will minimize the likelihood that investment portfolio sales will be necessary to fund insurance operations, and that the effect of such sales, if any, on the Company’s stockholders’ equity will not be material.
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
The Company designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as accumulated other comprehensive income (loss) within stockholders’ equity. At June 30, 2006, the Company recorded as accumulated other comprehensive loss in its Consolidated Balance Sheet $4,368,000 of unrealized losses, net of taxes, associated with its investments.
At June 30, 2006, the Company’s portfolio of fixed maturity investments represented 93.4% of invested assets. Management believes that this level of fixed maturity investments is consistent with the Company’s liquidity needs because it anticipates that cash receipts from net premiums written, investment income and maturing securities will enable the Company to satisfy its cash obligations. Furthermore, a portion of the Company’s fixed maturity investments are invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide monthly paydowns of bond principal.
At June 30, 2006, $87,294,000, or 53.6%, of the Company’s fixed maturity portfolio was invested in mortgage-backed and other asset-backed securities. The Company invests in a variety of collateralized mortgage obligation (“CMO”) products but has not invested in the derivative type of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company’s CMO investments have a secondary market and their effect on the Company’s liquidity does not differ from that of other fixed maturity investments.
At June 30, 2006 $5,165,000, or 3%, of the Company’s investment portfolio was invested in non-investment grade securities compared to $6,123,000, or 3%, at December 31, 2005.

The Company has arranged for a $2,000,000 unsecured credit facility from a bank. Any borrowings under this facility are payable on demand and carry an interest rate which can be fixed or variable and is negotiated at the time of each advance. This facility is available for general working capital purposes and for repurchases of the Company’s common stock. At June 30, 2006 no amount was outstanding on this loan.
As a holding company, the Company is dependent on cash dividends from MNH to meet its obligations and to pay any cash dividends. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer’s statutory policyholders’ surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve month period ending in 2006 without the prior approval of the New Hampshire Insurance Commissioner is $6,639,000. MNH paid $800,000, $1,200,000, $800,000 and $600,000 of dividends to the Company in February 2005, October 2005, November 2005, December 2005, respectively. The Company paid cash dividends to its common stockholders of $.50 per share during the six months ended June 30, 2006 amounting to $1,073,000. On August 8, 2006 the Company declared a quarterly cash dividend of $.25 per share payable on September 1, 2006 to shareholders of record as of the close of business on August 22, 2006.
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
Regulatory guidelines suggest that the ratio of a property-casualty insurer’s annual net premiums written to its statutory surplus should not exceed 3 to 1. MNH has consistently followed a business strategy that would allow it to meet this 3 to 1 regulatory guideline. For the first six months of 2006, MNH’s ratio of net premiums written to statutory surplus, annualized for a full year, was .5 to 1.
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
On March 20, 2006, the Chairman of the Board of the Company received a letter from the Chairman of Mutual that indicated that Mutual was interested in acquiring the Company and was prepared to negotiate an all cash acquisition (by way of a tender offer and/or merger) for all of the outstanding common stock of the Company at $29.00 per share. On April 4, 2006, the Board of Directors of the Company announced that it had formed a Special Committee to conduct discussions with Mutual and to consider other potential strategic transactions. The Special committee and its representatives have held discussions with Mutual concerning Mutual’s expression of interest and with other third parties concerning their expressions of interest.

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
On June 12, 2006, the Company and MNH entered into an agreement with Mutual to extend the Investment and Cash Management Annex to the Services Agreement. The new agreement provides that the Annex, which would have terminated on June 30, 2006, will continue on a month to month basis and that either party may terminate the Annex on at least thirty days prior written notice.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
Market risk represents the potential for loss due to changes in the fair value of financial instruments. The market risk related to the Company’s financial instruments primarily relates to its investment portfolio. The value of the Company’s investment portfolio of $174,274,000 at June 30, 2006 is subject to changes in interest rates and to a lesser extent on credit quality. Further, certain mortgage-backed and asset-backed securities are exposed to accelerated prepayment risk generally caused by interest rate movements. If interest rates were to decline, mortgage holders would be more likely to refinance existing mortgages at lower rates. Acceleration of future repayments could adversely affect future investment income, if reinvestment of the accelerated receipts was made in lower yielding securities.
The following table provides information related to the Company’s fixed maturity investments at June 30, 2006. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based upon the maturity date or, in the case of mortgage-backed and asset-backed securities, expected payment patterns. Actual cash flows could differ from those shown in the table.
Fixed Maturities
Expected Cash Flows of Principal Amounts ($in 000’s):

							TOTAL
								Esti-
							Amor-	mated
						There-	tized	Market
Available for Sale	2006	2007	2008	2009	2010	after	Cost	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$0	$0	$3,003	$2,998	$4,244	$0	$10,245	$10,008
Average interest rate	0.0%	0.0%	3.2%	4.9%	4.8%	0.0%	—	—

Obligations of states and political subdivisions	2,005	5,851	15,729	5,914	7,434	5,257	42,190	41,169
Average interest rate	4.2%	4.6%	3.9%	4.5%	5.0%	4.9%	—	—

Corporate securities	0	0	3,245	7,750	5,157	8,854	25,006	24,291
Average interest rate	0.0%	0.0%	3.7%	4.8%	5.0%	5.9%	—	—

Mortgage & asset backed securities	16,009	25,056	16,533	11,513	4,485	17,718	91,314	87,294
Average interest rate	4.8%	4.8%	4.8%	4.9%	4.9%	5.0%	—	—

Total	$18,014	$30,907	$38,510	$28,175	$21,320	$31,829	$168,755	$162,762

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
On June 7, 2006 the Company held its annual meeting of stockholders. During the meeting Henry P. Semmelhack was re-elected a Director of the Company for a three year term to expire at the annual meeting in 2009. Andrew A. Alberti, Brent D. Baird, Frank J. Colantuono, and Thomas E. Kahn are Directors of the Company whose terms of office as Director continue beyond the date of the meeting. Mr. Baird’s and Mr. Kahn’s terms expire in 2007 and Mr. Alberti’s and Mr. Colantuono’s terms expire in 2008.

A summary of stockholder voting with respect to the election of Directors is as follows:

Election of
Henry P. Semmelhack
For	1,619,038
Withheld	254,433
Item 5.	Other Information.
None.
Item 6.	Exhibits
(a)	Exhibits.
Exhibits required by Item 601 of Regulation S-K.

3(a)	Restated Certificate of Incorporation (incorporated by reference to Exhibit No. 3C to Amendment No. 1 to the Company’s Registration Statement No. 33-9188 on Form S-1 Filed on November 7, 1986.

(b)	Restated By-laws (incorporated by reference to Exhibit 3D to Amendment No. 1 to the Company’s Registration Statement No. 33-9188 on Form S-1 filed on November 7, 1986.

4	Instruments defining the rights of security holders, including indentures – N/A.

5	Opinion re legality – N/A.
10(a)	Management Agreement dated as of September 29, 1986 by and among Merchants Mutual Insurance Company, Registrant and Merchants Insurance Company of New Hampshire, Inc. (incorporated by reference to Exhibit No. 10(a) to the Company’s Registration Statement (No. 33-9188) on Form S-1 filed on September 30, 1986).

(b)	Services Agreement Among Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and Merchants Group, Inc. dated January 1, 2003 (incorporated by reference to Exhibit No. 10(b) to the Company’s 2003 Quarterly Report on Form 10-Q filed on May 14, 2003).

(c)	Reinsurance Pooling Agreement between Merchants Insurance Company of New Hampshire, Inc. and Merchants Mutual Insurance Company effective January 1, 2003 (incorporated by reference to Exhibit No. 10(c) to the Company’s 2003 Quarterly Report on Form 10-Q filed on May 14, 2003).

(d)	Endorsement to the Casualty Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and American Reinsurance Company dated February 23, 2004 (incorporated by reference to Exhibit 10(d) to the Company’s 2004 Annual Report on Form 10-K filed on March 31, 2005).

(e)	Property Per Risk Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and American Reinsurance Company dated April 16, 2004 (incorporated by reference to Exhibit 10(f) to the Company’s 2004 Quarterly Report on Form 10-Q filed on November 10, 2004).

(f)	Property Catastrophe Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and the various reinsurers as identified by the Interest and Liabilities Agreements attaching to and forming part of this Agreement (incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

(g)	Quota Share Reinsurance Treaty Agreement between Merchants Insurance Company of New Hampshire, Inc. and The Subscribing Underwriting Members of Lloyd’s, London specifically identified on the schedules attached to this agreement dated January 1, 2000 (incorporated by reference to Exhibit 10(h) to the Company’s 2000 Annual Report on Form 10-K filed on March 28, 2001).

*(h)	Form of Amended Indemnification Agreement entered into by Registrant with each director and executive officer of Registrant (incorporated by reference to Exhibit No. 10(n) to Amendment No. 1 to the Company’s Registration Statement on (No. 33-9188) Form S-1 filed on November 7, 1986).

*(i)	Merchants Mutual Insurance Company Adjusted Return on Equity Incentive Compensation Plan January 1, 2000 (incorporated by reference to Exhibit 10(p) to the Company’s 2000 Annual Report on Form 10-K filed on March 28, 2001).

*(j)	Merchants Mutual Insurance Company Adjusted Return on Equity Long Term Incentive Compensation Plan January 1, 2000 (incorporated by reference to Exhibit 10(q) to the Company’s 2000 Annual Report on Form 10-K filed on March 28, 2001).

*(k)	Amendment No. 1 to Employee Retention Agreement between Robert M. Zak and Merchants Mutual Insurance Company originally dated as of May 1, 1999, dated February 6, 2002 (incorporated by reference to Exhibit 10(s) to the Company’s 2002 Annual Report on Form 10-K filed on March 31, 2003).

*(l)	Amendment No. 1 to Employee Retention Agreement between Edward M. Murphy and Merchants Mutual Insurance Company originally dated as of March 1, 1999, dated February 6, 2002 (incorporated by reference to Exhibit 10(t) to the Company’s 2002 Annual Report on Form 10-K filed on March 31, 2003).

*(m)	Amendment No. 1 to Employee Retention Agreement between Kenneth J. Wilson and Merchants Mutual Insurance Company originally dated as of March 1, 1999, dated February 6, 2002 incorporated by reference to Exhibit 10(u) to the Company’s 2002 Annual Report on Form 10-K filed on March 31, 2003.

(n)	Amendment to Services Agreement, dated June 12, 2006, among Merchants Group, Inc., Merchants Insurance Company of New Hampshire, Inc., and Merchants Mutual Insurance Company (incorporated by reference to Exhibit 99.1 to the Company’s form 8-K Report dated June 12, 2006).
11	Statement re computation of per share earnings – N/A.

12	Statement re computation of ratios – N/A.

15	Letter re unaudited interim financial information – N/A.

18	Letter re change in accounting principles – N/A.

19	Report furnished to security holder – N/A.

22	Published report regarding matters submitted to vote of security holders – N/A.

23	Consents of experts and counsel – N/A.

24	Power of attorney – N/A.

31	Rule 13a-14(a)/15d-14(a) Certifications (filed herewith)

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

MERCHANTS GROUP, INC. (Registrant)

Date: August 10, 2006	By:	/s/ Kenneth J. Wilson
Kenneth J. Wilson
Chief Financial Officer and
Treasurer (duly authorized
officer of the registrant and
chief accounting officer)