Form 10-Q
period 2006-09-30
MERCHANTS GROUP INC
filed 2006-11-13
CIK 803027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2006: 2,145,652 shares of Common Stock.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MERCHANTS GROUP, INC.
CONSOLIDATED BALANCE SHEET
(in thousands)

	September 30,	December 31,
	2006	2005
	(unaudited)
Assets
Investments:
Fixed maturities:
Available for sale at fair value (amortized cost $162,897 in 2006 and $169,666 in 2005)	$159,711	$166,593
Preferred stock at fair value	3,461	4,312
Other long-term investments at fair value	84	734
Short-term investments	12,416	10,650

Total investments	175,672	182,289

Cash	58	82
Interest due and accrued	902	998
Premiums receivable from affiliate, net of allowance for doubtful accounts of $131 in 2006 and $158 in 2005	12,507	13,540
Deferred policy acquisition costs from affiliate	5,706	6,527
Reinsurance recoverable on unpaid losses	12,469	13,807
Prepaid reinsurance premiums from affiliate	3,903	4,559
Income taxes receivable	—	109
Deferred income taxes	5,173	5,367
Other assets	7,000	6,700

Total assets	$223,390	$233,978

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED BALANCE SHEET
(in thousands except share amounts)

	September 30,	December 31,
	2006	2005
	(unaudited)
Liabilities and Stockholders’ Equity

Liabilities:
Reserve for losses and loss adjustment expenses (affiliate $50,488 and $50,239)	$107,180	$115,191
Unearned premiums from affiliate	25,850	29,662
Payable to affiliate	93	113
Retrospective commission payable to affiliate	1,832	2,590
Other liabilities (affiliate $3,378 and $5,044)	8,825	10,528

Total liabilities	143,780	158,084

Stockholders’ equity:
Common stock, 10,000,000 shares authorized, 2,145,652 and 2,132,652 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	33	33
Additional paid in capital	36,540	36,267
Treasury stock, 1,139,700 shares at September 30, 2006 and December 31, 2005	(22,766)	(22,766)
Accumulated other comprehensive loss	(2,517)	(2,540)
Accumulated earnings	68,320	64,900

Total stockholders’ equity	79,610	75,894

Commitments and contingent liabilities	—	—

Total liabilities and stockholders’ equity	$223,390	$233,978

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(unaudited)
Revenues:
Net premiums earned from affiliate	$10,699	$12,155	$30,744	$36,899
Net investment income	1,923	1,890	5,869	5,734
Net investment losses	—	—	(68)	—
Other revenues from affiliate	112	163	322	413

Total revenues	12,734	14,208	36,867	43,046

Expenses:
Net losses and loss adjustment expenses ($5,437, $8,362, $15,491 and $19,836 from affiliate)	6,236	7,074	15,501	18,985
Amortization of deferred policy acquisition costs from affiliate	2,782	3,160	7,993	9,594
Other underwriting expenses ($1,678, $1,275, $5,078 and $5,117 from affiliate)	2,064	1,490	6,254	5,852

Total expenses	11,082	11,724	29,748	34,431

Income before income taxes	1,652	2,484	7,119	8,615
Income tax provision	493	763	2,088	2,528

Net income	$1,159	$1,721	$5,031	$6,087

Earnings per share:
Basic	$.54	$.81	$2.35	$2.88

Diluted	$.54	$.81	$2.35	$2.87

Weighted average shares outstanding:
Basic	2,146	2,114	2,144	2,114
Diluted	2,146	2,120	2,145	2,119
See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(unaudited)
Net income	$1,159	$1,721	$5,031	$6,087

Other comprehensive income (loss) before taxes:
Unrealized gains (losses) on securities	2,805	(1,797)	(33)	(2,092)
Reclassification adjustment for losses included in net income	—	—	68	—

Other comprehensive income (loss) before taxes	2,805	(1,797)	35	(2,092)
Income taxes (benefit) related to items of other comprehensive income (loss)	954	(611)	12	(711)

Other comprehensive income (loss)	1,851	(1,186)	23	(1,381)

Comprehensive income	$3,010	$535	$5,054	$4,706

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Nine Months
	Ended September 30,
	2006	2005
	(unaudited)
Common stock beginning and end:	$33	$33

Additional paid in capital:
Beginning of period	36,267	35,878
Exercise of common stock options	273	—

End of period	36,540	35,878

Treasury stock beginning and end:	(22,766)	(22,766)

Accumulated other comprehensive loss:
Beginning of period	(2,540)	(536)
Other comprehensive income (loss)	23	(1,381)

End of period	(2,517)	(1,917)

Accumulated earnings:
Beginning of period	64,900	59,365
Net income	5,031	6,087
Dividends to shareholders (to affiliate $191 and $77)	(1,611)	(634)

End of period	68,320	64,818

Total stockholders’ equity	$79,610	$76,046

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Nine Months
	Ended September 30,
	2006	2005
	(unaudited)
Cash flows from operations:
Collection of premiums from affiliate	$28,439	$35,139
Payment of losses and loss adjustment expenses (affiliate ($15,242) and ($15,056))	(22,485)	(26,525)
Payment of other underwriting expenses (affiliate ($14,394) and ($13,970))	(15,606)	(14,870)
Investment income received	5,912	5,908
Investment expenses paid	(217)	(308)
Income taxes paid	(1,885)	(1,308)
Other from affiliate	322	412

Net cash used in operations	(5,520)	(1,552)

Cash flows from investing activities:
Proceeds from fixed maturities sold or matured	26,919	43,818
Purchase of fixed maturities	(19,949)	(38,860)
Net (increase) decrease in preferred stock	1,000	(850)
Net decrease in other long-term investments	650	2,027
Net (increase) decrease in short-term investments	(1,766)	3,999
Increase in payable for securities	—	(1,831)

Net cash provided by investing activities	6,854	8,303

Cash flows from financing activities:
Settlement of affiliate balances, net	(20)	(6,232)
Exercise of common stock options	273	—
Cash dividends (to affiliate $191 and $77)	(1,611)	(634)

Net cash used in financing activities	(1,358)	(6,866)

Decrease in cash	(24)	(115)

Cash:
Beginning of period	82	145

End of period	$58	$30

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
RECONCILIATION OF NET INCOME TO NET CASH
USED IN OPERATIONS
(in thousands)

	Nine Months
	Ended September 30,
	2006	2005
	(unaudited)
Net income	$5,031	$6,087

Adjustments:
Net discount accretion on investments	(270)	(110)
Realized investment losses	68	—
Deferred income taxes	182	424

(Increase) decrease in assets:
Interest due and accrued	96	(24)
Premiums receivable from affiliate	1,033	1,094
Deferred policy acquisition costs from affiliate	821	903
Reinsurance recoverable on unpaid losses	1,338	(284)
Prepaid reinsurance premiums from affiliate	656	(337)
Income taxes receivable	109	—
Other assets	(300)	1,540

Increase (decrease) in liabilities:
Reserve for losses and loss adjustment expenses (affiliate $920 and $4,780)	(8,011)	(8,535)
Unearned premiums from affiliate	(3,812)	(3,111)
Income taxes payable	—	797
Retrospective commission payable to affiliate	(758)	90
Other liabilities (affiliate $(1,667) and $139)	(1,703)	(86)

Net cash used in operations	$(5,520)	$(1,552)

See Notes to the Consolidated Financial Statements

MERCHANTS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Principles of Consolidation and Basis of Presentation
The consolidated balance sheet as of September 30, 2006 and the related consolidated statements of operations and comprehensive income for the three and nine month periods ended September 30, 2006 and 2005, and changes in stockholders’ equity and cash flows for the nine months ended September 30, 2006 and 2005, respectively, are unaudited. In the opinion of management, these interim financial statements reflect all adjustments necessary for a fair presentation of financial position and results of operations. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.
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
2. Related Party Transactions
The Company and MNH operate and manage their business in conjunction with Merchants Mutual Insurance Company (Mutual) under a services agreement (the Services Agreement) that became effective January 1, 2003. At September 30, 2006 Mutual owned 11.9% of the Company’s issued and outstanding common stock. The Company and MNH do not have any operating assets or employees. Under the Services Agreement, Mutual provides the Company and MNH with the facilities, management and personnel required to operate their day-to-day business. The Services Agreement covers substantially the same services previously provided under a management agreement among the Company, MNH and Mutual from 1986 to 2002. The Services Agreement provides for negotiated fees (subject to periodic adjustment) for administrative, underwriting, claims and investment management services.
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
The terms of these agreements are more fully described under the heading “Administration” in Part I, Item 1, Business, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In accordance with the terms of the Services Agreement in June 2005 the Company and MNH issued notice to Mutual to terminate the Investment and Cash Management Services Annex of the Services Agreement as of June 30, 2006. In June 2006, the Company and Mutual agreed that Mutual would continue to provide Investment and Cash Management Services to the Company on a month-to-month basis, subject to a thirty-day cancellation notice effective at the end of any calendar month. On September 29, 2006, the Company and MNH delivered a notice to Mutual confirming that the Company and MNH agreed that if Mutual gives them notice at any time prior to January 1, 2007 of the termination of the Administrative Services Annex to the Services Agreement effective March 31, 2007, neither the Company nor MNH will challenge the timeliness of the notice. The Services Agreement otherwise provides for a 180 days notice of termination for the Administrative Services Annex. The Services Annex to the Services Agreement provides for Mutual to provide the Company and MNH with administrative, accounting, bookkeeping, actuarial services, procurement of legal services related to insurance operations, internal audit services, and other administrative services.
3. Earnings Per Share
Basic and diluted earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during each period.
For diluted earnings per share, the weighted average number of shares outstanding was increased by the assumed exercise of options for the three and nine month periods ended September 30, 2005. The effect on the number of shares outstanding assumed the proceeds to the Company from exercise were used to purchase shares of the Company’s common stock at its average market value per share during the period. The number of options assumed to be exercised and the incremental effect on average shares outstanding for purposes of calculating diluted earnings per share are shown below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Options assumed exercised	—	31,500	—	31,500
Incremental shares outstanding	—	5,504	—	5,166
There were no options outstanding at September 30, 2006.
The Company is not affected by Statement of Financial Accounting Standards No. 123(R) entitled “Share Based Payment” as no shared based payments were outstanding at September 30, 2006.

4.	Reserve for Loss and Loss Adjustment Expenses

The following table presents the liability for reserves for losses and LAE separated into case reserves, reserves for losses incurred but not reported (IBNR) and reserves for LAE by major product:

	September 30,	December 31,
	2006	2005
	(in thousands)
Case reserves:
Private passenger auto liability	$5,851	$6,072
Homeowners	1,453	1,899
Commercial auto liability	4,316	5,384
Workers’ compensation	13,830	14,531
Commercial package	10,462	12,739
General liability	693	505
Other	238	308

Total case reserves	36,843	41,438

IBNR:
Private passenger auto liability	2,594	4,372
Homeowners	368	228
Commercial auto liability	6,855	6,396
Workers’ compensation	7,824	8,074
Commercial package	17,424	16,965
General liability	3,234	2,581
Other	(288)	(407)

Total IBNR	38,011	38,209

Reserve for LAE:
Private passenger auto liability	1,523	2,004
Homeowners	500	604
Commercial auto liability	1,517	1,622
Workers’ compensation	1,880	2,104
Commercial package	10,219	11,493
General liability	4,031	3,668
Other	187	242

Total reserve for LAE	19,857	21,737

Subtotal	94,711	101,384
Reinsurance recoverables	12,469	13,807

Reserve for losses and LAE	$107,180	$115,191

The reserve for losses and LAE at September 30, 2006 included $15,134,000 of reserves for the 1996 and prior accident years. Reserves related to workers’ compensation comprised $9,563,000 of this amount at September 30, 2006. The following table presents workers’ compensation claim count and paid loss data for accident years older than ten years as of each date:

	For the nine months	For the year ended
	ended September 30,	December 31,
	2006	2005
	(dollars in thousands)
Number of claims pending, beginning of period	84	92
Number of claims reported	—	—
Number of claims settled or dismissed	—	(16)

Number of claims pending, end of period	84	76

Losses paid ($000’s)	$538	$599
Loss settlement expenses paid ($000’s)	$33	$33
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ENTRY INTO MERGER AGREEMENT
On October 31, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with American European Group, Inc., a Delaware corporation (AEG), and American European Financial, Inc., a newly-formed Delaware corporation that is a wholly owned subsidiary of AEG (Merger Sub), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving the merger. Upon completion of the merger, the Company will be a wholly owned subsidiary of AEG. In the merger, each of the Company’s issued and outstanding shares of common stock will be converted into the right to receive $33.00 per share in cash. The total consideration for the acquisition of the Company will be approximately $70.8 million.
The board of directors of the Company unanimously (1) approved the merger and the Merger Agreement, (2) determined that the consideration to be paid in the Merger is fair to the Company’s stockholders, and (3) resolved to recommend that the Company’s stockholders approve the merger, the Merger Agreement, and the transactions contemplated by the Merger Agreement.
Completion of the merger is expected in the first quarter of 2007, subject to the receipt of required approval by the Company’s stockholders and applicable regulatory approvals including approval of the New Hampshire Department of Insurance. The Merger Agreement also contains customary non solicitation, fiduciary out and termination provisions. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the Merger Agreement, which was included as Exhibit 99.1 to the Company’s Form 8-K Report filed on November 2, 2006.
Cautionary Statement
The Merger Agreement is incorporated in order to provide investors with complete information concerning its terms. Except for its status as a contractual document that establishes the legal relations among the parties to the Merger Agreement, the Merger Agreement is not intended to be a source of factual, business, or operational information about the parties.
Certain of the representations made by the parties to the Merger Agreement are subject to a standard of materiality that may be different from that which the Company’s stockholders may view as material to their interests. Representations may be used as a tool to allocate risks between the parties to the Merger Agreement, including where the parties do not have complete knowledge of all of the facts. Investors in the Company’s securities are not third party beneficiaries under the Merger Agreement and should not rely on the representations and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the parties or any of their affiliates.

Results of Operations for the Nine Months Ended September 30, 2006 As Compared to the Nine Months Ended September 30, 2005
The following discussion should be considered in light of the statements under the heading “Safe Harbor Statement under the Securities Litigation Reform Act of 1995,” at the end of this Item. All capitalized terms used in this Item that are not defined in this Item have the meanings given to them in Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q, which is incorporated herein by reference.
Results of operations for the nine months ended September 30, 2006 and 2005 reflect the effects of the Services Agreement and the Reinsurance Pooling Agreement among the Company and its wholly-owned insurance subsidiary, Merchants Insurance Company of New Hampshire, Inc. (MNH), and Merchants Mutual Insurance Company (Mutual), effective January 1, 2003. The Services Agreement calls for Mutual to provide underwriting, administrative, claims and investment services to the Company and MNH. The Reinsurance Pooling Agreement provides for the pooling, or sharing, of insurance business traditionally written by Mutual and MNH on or after the effective date. MNH’s share of pooled (combined Mutual and MNH) premiums earned and losses and loss adjustment expenses (LAE) for 2006 in accordance with the Reinsurance Pooling Agreement is 25%, though not to exceed $42,500,000 in net premiums written. MNH’s share of pooled premiums earned and losses and LAE was 30% in 2005. The Reinsurance Pooling Agreement pertains to premiums earned and incurred losses and LAE. MNH’s share of pooled premiums earned will be 25% in 2007, though not to exceed $37,500,000 in net premiums written.
Total combined Mutual and MNH or “group-wide” direct premiums written (DWP) for the nine months ended September 30, 2006 were $150,523,000, an increase of $721,000, or less than 1%, from $149,802,000 in 2005. The Company’s pro-forma share of combined direct premiums written in 2006, in accordance with the Reinsurance Pooling Agreement, was $37,631,000 compared to $44,941,000 in 2005. The table below shows a comparison of direct premiums written by major category in 2006 and 2005:

	Group-wide DWP			MNH Pro-forma Share
	Nine months ended			Nine months ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
Major Category	(000’s omitted)			(000’s omitted)
				(25%)*	(30%)*
Voluntary Personal	$27,045	$30,730	(12%)	$6,761	$9,219	(27%)
Voluntary Commercial	110,326	100,440	10%	27,582	30,132	(8%)
Umbrella Program	12,177	16,292	(25%)	3,044	4,888	(38%)
Involuntary	975	2,340	(58%)	244	702	(65%)

Total Direct Written Premiums	$150,523	$149,802	—	$37,631	$44,941	(16%)

*	Pooling Percentages
The 12% (or $3,685,000) decrease in group-wide voluntary personal DWP resulted from a 20% (or $3,488,000) decrease in private passenger automobile (PPA) DWP. The decrease in PPA direct premiums written is the result of the companies’ decision, implemented in 2002, not to write new policies in certain jurisdictions and to increased availability of this product from other competitors. As a result, voluntary PPA policies in force at September 30, 2006 decreased 17% to 12,838 from 15,484 at September 30, 2005.

Group-wide voluntary commercial DWP increased $9,886,000, or 10%, to $110,326,000 for the nine months ended September 30, 2006, from $100,440,000 for the nine months ended September 30, 2005. This increase resulted from period-to-period increases in every group-wide commercial product. The average premium per group-wide, non-Umbrella Program commercial lines policy increased 2% from the year earlier period. Total non-Umbrella Program commercial lines policies in force at September 30, 2006 were 38,067, an increase of 6% from 35,746 at September 30, 2005.
The monoline commercial umbrella program (the Umbrella Program) resulted in $12,177,000 of DWP in the nine months ended September 30, 2006 compared to $16,292,000 in the nine months ended September 30, 2005. This decrease resulted from increased competition from property casualty companies that have expanded their underwriting appetite to include commercial umbrella policies written in conjunction with the underlying property and liability policies. The Umbrella Program is marketed exclusively through one independent agent and approximately 95% of the premiums related to Umbrella Program Policies are reinsured with an “A” rated national reinsurer through a quota share reinsurance treaty.
The 58% decrease in group-wide involuntary DWP resulted primarily from a decrease in assignments from the New York Automobile Insurance Plan (NYAIP). DWP related to policies assigned from the NYAIP decreased to $618,000 for the nine months ended September 30, 2006, compared to $1,896,000 for the nine months ended September 30, 2005. The NYAIP provides coverage for individuals who are unable to obtain auto insurance in the voluntary market. Assignments from the NYAIP vary depending upon a company’s PPA market share and the size of the NYAIP. The Company is unable to predict the volume of future assignments from the NYAIP.
Group-wide pooled net premiums written for 2006 were $126,943,000, an increase of $1,587,000, or 1%, from $125,356,000 for the nine months ended September 30, 2005. This increase in group-wide net premiums written is primarily the result of $721,000 increase in group-wide DWP. The Company’s share of 2006 pooled net premiums written was $27,587,000, a decrease of $5,954,000, or 18%, from $33,541,000 in 2005. The decrease in the Company’s share of net premiums written resulted from the Company’s decreased percentage participation in the Reinsurance Pooling Agreement for 2006 as compared to 2005.
Total revenues for the nine months ended September 30, 2006 were $36,867,000, a decrease of $6,179,000, or 14%, from $43,046,000 for the nine months ended September 30, 2005.
The Company’s share of pooled net premiums earned in accordance with the Reinsurance Pooling Agreement for the nine months ended September 30, 2006 was $30,744,000, compared to $36,899,000 for the nine months ended September 30, 2005. This $6,155,000, or 17%, decrease in net premiums earned resulted from the Company’s decreased participation in the Reinsurance Pooling Agreement for 2006 as compared to 2005.
Net investment income was $5,869,000 for the nine months ended September 30, 2006, an increase of 2% from $5,734,000 for the nine months ended September 30, 2005 primarily due to a 19 basis point (5%) increase in average portfolio yield somewhat offset by a 3% decrease in average portfolio assets.

Net losses and LAE were $15,501,000 for the nine months ended September 30, 2006, a decrease of $3,484,000, or 18%, from $18,985,000 for the nine months ended September 30, 2005. The decrease in net losses and LAE was due to the 17% decrease in net premiums earned, which reduced net losses and LAE by $3,167,000, and a 1.1 percentage point decrease in the loss and LAE ratio to 50.4% for the nine months ended September 30, 2006 from 51.5% for the nine months ended September 30, 2005.
The 1.1 percentage point decrease in the loss and LAE ratio resulted from a $3,334,000 decrease in 2006 in the Company’s estimate of losses and LAE occurring in prior accident years, which reduced the loss and LAE ratio by 10.8 percentage points, compared to a $3,785,000 decrease in 2005 in its estimate of losses and LAE occurring in prior years, which reduced the loss and LAE ratio by 10.2 percentage points, and a decrease in the loss and LAE ratio for the current accident year to 61.3% in 2006 from 61.7% in 2005.
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

			Commercial
		PPA	Auto	Workers’	Commercial	General	All
Accident Year	Homeowners	Liability	Liability	Compensation	Package	Liability	Other	Total
	Increases (decreases) (in thousands)
Prior to
2003	$230	$(107)	$33	$(144)	$(954)	$668	$63	$(211)
2003	20	(234)	120	189	(912)	(37)	32	(822)
2004	(46)	(231)	9	(538)	(752)	292	14	(1,252)
2005	156	(242)	(43)	(342)	(485)	(128)	35	(1,049)

Total	$360	$(814)	$119	$(835)	$(3,103)	$795	$144	$(3,334)

The Company experienced $3,103,000 of favorable loss development during 2006 related to its commercial package product. The Company made no significant changes to its procedures for processing or reserving its claims during 2006, and attributes the changes to its prior year reserves to the inherent uncertainty in estimating ultimate costs in circumstances that involve complex and changing conditions.
The Company experienced $835,000 of favorable loss development during 2006 related to its workers’ compensation product. This decrease in loss estimates for workers’ compensation business is consistent with changes initiated by the Company in 2001 to reduce the concentration in its workers’ compensation policy portfolio of classes of risk that are subject to high severity losses. Those underwriting changes have continued through 2006. The Company believes that it took several years for the absence of severe losses to become apparent, as the severity of such losses, if they were to occur, typically do not become apparent for several years.
The Company’s reduction in its estimate of losses and LAE related to prior accident years during the nine months ended September 30, 2006 represented less than 3% of the recorded reserve for losses and LAE at December 31, 2005.

The Company made no changes to the key assumptions used in evaluating the adequacy of its reserves for losses and LAE during the first nine months of 2006. A reasonable possibility exists in any reporting period that relatively minor fluctuations in the estimate of reserves for losses and LAE may have a significant impact on the Company’s net income. This is due primarily to the size of the Company’s reserves for losses and LAE ($107,180,000 at September 30, 2006) relative to its net income. See “Critical Accounting Policies and Estimates” for a further discussion of the Company’s Reserves for Losses and LAE.
The ratio of amortization of deferred policy acquisition costs and other underwriting expenses to net premiums earned was 46.3% for the nine months ended September 30, 2006 compared to 41.9% for the nine months ended September 30, 2005. Amortization of deferred acquisition costs decreased $1,601,000, or 17%, compared to the year earlier period, consistent with the 17% decrease in net premiums earned. Other underwriting expenses as a percentage of net premiums earned increased by 4.4 percentage points to 20.3% in 2006 from 15.9% in 2005. Other underwriting expenses include retrospective commissions related to the Reinsurance Pooling Agreement, which provides for retrospective commission income or expense due from or to Mutual based on the estimated experience compared to a targeted loss and LAE ratio. Retrospective commission expense totaled $2,642,000 (8.6 percentage points of the expense ratio) for the nine months ended September 30, 2006 compared to $1,960,000 (5.3 percentage points of the expense ratio) for the nine months ended September 30, 2005.
Commissions (other than retrospective commissions under the Reinsurance Pooling Agreement), premium taxes and other state assessments that vary directly with the Company’s premium volume represented 19.2% of net premiums earned in the nine month period ended September 30, 2006 compared to 19.6% of net premiums earned in the nine months ended September 30, 2005.
The Company’s effective income tax rate was 29.3% for each of the nine month periods ended September 30, 2006 and 2005. This rate was calculated based upon the Company’s estimate of its effective income tax rate for all of the applicable year. Non-taxable income, primarily tax-exempt income from fixed maturity investments, reduced the Company’s effective income tax rate by approximately 5 percentage points in both 2006 and 2005.

Results of Operations for the Three Months Ended September 30, 2006 As Compared to the Three Months Ended September 30, 2005
Total combined Mutual and MNH DWP for the three months ended September 30, 2006 were $49,886,000, an increase of $624,000 from $49,262,000 in 2005. The Company’s pro-forma share of combined direct premiums written in 2006, in accordance with the Reinsurance Pooling Agreement, was $12,472,000 compared to $14,779,000 in 2005. The table below shows a comparison of direct premiums written by major category in 2006 and 2005:

	Group-wide DWP			MNH Pro-forma Share
	Three months ended			Three months ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
Major Category	(000’s omitted)			(000’s omitted)
				(25%)*	(30%)*
Voluntary Personal	$9,969	$11,225	(11%)	$2,492	$3,368	(26%)
Voluntary Commercial	36,785	33,025	11%	9,196	9,908	(7%)
Umbrella Program	2,786	4,281	(35%)	697	1,284	(46%)
Involuntary	346	731	(53%)	87	219	(60%)

Total Direct Written Premiums	$49,886	$49,262	1%	$12,472	$14,779	(16%)

*	Pooling Percentages
The 11% (or $1,256,000) decrease in group-wide voluntary personal DWP resulted from a 21% (or $1,222,000) decrease in private passenger automobile (PPA) DWP. The decrease in PPA direct premiums written is the result of the companies’ decision, implemented in 2002, not to write new policies in certain jurisdictions.
Group-wide voluntary commercial DWP increased $3,760,000, or 11%, to $36,785,000 for the three months ended September 30, 2006, from $33,025,000 for the three months ended September 30, 2005. This increase resulted from period to period increases in every group-wide commercial product.
The Umbrella Program resulted in $2,786,000 of DWP in the three months ended September 30, 2006 compared to $4,281,000 in the three months ended September 30, 2005. This decrease in Umbrella Program DWP was due to the same factors that caused the decline in Umbrella Program DWP in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, discussed previously in this Item.
The 53% decrease in group-wide involuntary DWP resulted primarily from a decrease in assignments from the NYAIP. DWP related to policies assigned from the NYAIP decreased $314,000, or 56%, to $244,000 for the three months ended September 30, 2006, compared to $558,000 for the three months ended September 30, 2005.
Group-wide pooled net premiums written for the three months ended September 30, 2006 were $44,104,000, an increase of $2,557,000, or 6% from $41,547,000 for the three months ended September 30, 2005. This increase in group-wide net premiums written is due to the increase in group wide direct premiums written and the decrease in Umbrella Program DWP as a percentage of total DWP in 2006 as compared to 2005. Approximately 95% of Umbrella Program DWP are ceded to a reinsurer. The

Company’s share of 2006 pooled net premiums written was $11,061,000, a decrease of $1,403,000, or 11%, from $12,464,000 in 2005. The decrease in the Company’s net premiums written resulted from the Company’s decreased percentage participation in the Reinsurance Pooling Agreement for 2006 as compared to 2005 somewhat offset by the 6% increase in group-wide net premiums written.
Total revenues for the three months ended September 30, 2006 were $12,734,000, a decrease of $1,474,000, or 10%, from $14,208,000 for the three months ended September 30, 2005.
The Company’s share of pooled net premiums earned in accordance with the Reinsurance Pooling Agreement for the three months ended September 30, 2006 was $10,699,000, compared to $12,155,000 for the three months ended September 30, 2005. This $1,456,000, or 12%, decrease in net premiums earned resulted from the five percentage point decrease in the Company’s participation in the Reinsurance Pooling Agreement somewhat offset by the 6% increase in pooled net premiums written.
Net investment income was $1,923,000 for the three months ended September 30, 2006, an increase of 2% from $1,890,000 for the three months ended September 30, 2005, primarily due to a 24 basis point, or 6%, increase in average portfolio yield somewhat offset by a 4% decrease in average portfolio assets.
Net losses and LAE were $6,236,000 for the three months ended September 30, 2006, a decrease of $838,000, or 12%, from $7,074,000 for the three months ended September 30, 2005. The decrease in net losses and LAE was due to the 12% decrease in net premiums earned. The loss and LAE ratio was 58.3% for the three months ended September 30, 2006 compared to 58.2% for the three months ended September 30, 2005. The accident year loss and LAE ratio was 62.2% for the 2006 period compared to 65.7% in the third quarter of 2005. During the three months ended September 30, 2006 the Company recorded a $421,000 decrease to its estimate of losses and LAE related to prior accident years (3.9 points of the loss and LAE ratio), compared to a $896,000 decrease in the estimate of losses and LAE related to prior accident years recorded in 2005 (7.4 points of the loss and LAE ratio). The reasons for this decrease are discussed in the “Results of Operations for the Nine Months Ended September 30, 2006 As Compared to the Nine Months Ended September 30, 2005: appearing earlier in this Item.
To enhance the statistical credibility of the Company’s data, the Company performs its loss and LAE analysis for the current accident year on a year-to-date basis as of the end of each quarter of the year. As a result, the accident year net losses and LAE for each quarter is the difference between the current quarter year-to-date estimate and the prior quarter year-to-date estimate. Therefore, due to limited statistical credibility and absent a significant individual loss or a loss-causing event (such as a storm) it is not determinable whether the quarter-to-quarter change is due to new losses occurring during the current quarter, or changes in estimates for losses occurring in prior quarters. Accordingly, differences in current accident year quarterly loss and LAE ratios may not be indicative of improvement or deterioration in the Company’s business.
The ratio of amortization of deferred policy acquisition costs and other underwriting expenses to net premiums earned increased to 45.3% for the three months ended September 30, 2006 from 38.3% for the three months ended September 30, 2006. Amortization of deferred acquisition costs decreased $378,000, or 12% compared to the year earlier period. Other underwriting expenses as a percentage of net premiums earned increased by 7.0 percentage points due to an increase in retrospective commissions related to the Reinsurance Pooling Agreement. The commission is owed to Mutual based on a decrease during the third quarter of 2006 in the estimated cumulative loss and LAE ratio on the “pooled” business since the inception of the Reinsurance Pooling Agreement. Retrospective commission expense totaled $769,000 (7.2 percentage points of the expense ratio) for the three months ended September 30, 2006 compared to $107,000 (.9 percentage points of the expense ratio) for the three months ended September 30, 2005. Commissions (other than retrospective commissions under the Reinsurance Pooling Agreement), premium taxes and other state assessments that vary directly with the Company’s premium volume represented 18.5% of net premiums earned in the three month period ended September 30, 2006 compared to 19.5% of net premiums earned in the three months ended September 30, 2005.
The Company’s effective income tax rate for the three months ended September 30, 2006 and 2005 was 29.8% and 30.7%, respectively. These rates were calculated based upon the Company’s estimate of its full year effective income tax rate for each year. The effective income tax rates differed from the federal statutory rate of 34% primarily due tax-exempt income from fixed maturity investments.
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
As stated previously, the above methods assume that past experience adjusted for the effects of current developments and trends is an appropriate basis for predicting future events. As a result of a number of factors, it is possible that ultimate actual payments for losses and LAE will differ from amounts contemplated in recorded reserves. A range of reasonably likely reserves by product as of September 30, 2006, net of reinsurance recoverables, developed by the Company’s actuaries based on a variety of generally accepted actuarial methods is shown in the table below. Generally the low and the high values in the range represent reasonable minimum and maximum amounts of these actuarial indications using the methods described above.

	Range of Net Loss & LAE Reserves ($000’s)
Products*	Low	Recorded	High
Personal Auto	$8,836	$10,029	$11,369
Homeowners	$1,842	$2,320	$2,801
Commercial Auto	$9,554	$12,766	$16,252
Workers Compensation	$20,270	$23,533	$27,337
Commercial General Liability	$32,588	$42,697	$55,323
Commercial Property	$2,523	$3,364	$4,205
Other	$2	$2	$2
All Products	$82,807	$94,711	$107,717

*	The products shown in this table are those used by the Company in its loss reserving process. The Company’s reserve for unpaid losses and LAE as appears in Note 4. in Item 1., are segregated by product type as defined in the Company’s Annual Statement filed with insurance department regulators.
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
Liquidity and Capital Resources
In developing its investment strategy the Company determines a level of cash and short-term investments which, when combined with expected cash flow, is estimated to be adequate to meet expected cash obligations. Due to declining written premiums however, the Company’s operating activities have resulted in a use of cash each year since 2001. The Company’s decreasing participation percentage in the pooled business over the remaining period of the Reinsurance Pooling Agreement will likely result in continued negative cash flows from operations. Net cash used in operations during the nine months ended September 30, 2006 was $5,520,000. The Company believes that careful management of the relationship between assets and liabilities will minimize the likelihood that investment portfolio sales will be necessary to fund insurance operations, and that the effect of such sales, if any, on the Company’s stockholders’ equity will not be material.
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
The Company designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as accumulated other comprehensive income (loss) within stockholders’ equity. At September 30, 2006, the Company recorded as accumulated other comprehensive loss in its Consolidated Balance Sheet $2,517,000 of unrealized losses, net of taxes, associated with its investments.

At September 30, 2006, the Company’s portfolio of fixed maturity investments represented 90.9% of invested assets. Management believes that this level of fixed maturity investments is consistent with the Company’s liquidity needs because it anticipates that cash receipts from net premiums written, investment income and maturing securities will enable the Company to satisfy its cash obligations. Furthermore, a portion of the Company’s fixed maturity investments is invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide monthly paydowns of bond principal.
At September 30, 2006, $84,198,000, or 52.7%, of the Company’s fixed maturity portfolio was invested in mortgage-backed and other asset-backed securities. The Company invests in a variety of collateralized mortgage obligation (“CMO”) products but has not invested in the derivative type of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company’s CMO investments have a secondary market and their effect on the Company’s liquidity does not differ from that of other fixed maturity investments.
At September 30, 2006 $5,222,000, or 3%, of the Company’s investment portfolio was invested in non-investment grade securities compared to $6,123,000, or 3%, at December 31, 2005.
At September 30, 2006, the Company owed $1,832,000 of retrospective commissions to Mutual in accordance with the Reinsurance Pooling Agreement. The Reinsurance Pooling Agreement requires the amount of retrospective commissions to be calculated and paid annually, six months after the end of each calendar year. The Company paid $3,400,000 of retrospective commissions to Mutual during the three months ended September 30, 2006.
The Company has arranged for a $2,000,000 unsecured credit facility from a bank. Any borrowings under this facility are payable on demand and carry an interest rate which can be fixed or variable and is negotiated at the time of each advance. This facility is available for general working capital purposes and for repurchases of the Company’s common stock. At September 30, 2006 no amount was outstanding on this loan.
As a holding company, the Company is dependent on cash dividends from MNH to meet its obligations and to pay any cash dividends. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer’s statutory policyholders’ surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve month period ending in 2006 without the prior approval of the New Hampshire Insurance Commissioner is $6,639,000. MNH paid $1,200,000, $800,000, $600,000 and $1,000,000 of dividends to the Company in October 2005, November 2005, December 2005 and August 2006, respectively. The Company paid cash dividends to its common stockholders of $.75 per share during the nine months ended September 30, 2006 amounting to $1,611,000. On November 8, 2006 the Company declared a quarterly cash dividend of $.25 per share payable on December 1, 2006 to shareholders of record as of the close of business on November 24, 2006.

Under the Services Agreement, Mutual has provided services and facilities for MNH to conduct its insurance business. The balance in the payable to or receivable from affiliate account represents the amount owing to or owed by Mutual by or to the Company for the difference between premiums collected and payments made for losses, commissions (including retrospective commissions), services and facilities by Mutual on behalf of MNH.
Regulatory guidelines suggest that the ratio of a property-casualty insurer’s annual net premiums written to its statutory surplus should not exceed 3 to 1. MNH has consistently followed a business strategy that would allow it to meet this 3 to 1 regulatory guideline. For the first nine months of 2006, MNH’s ratio of net premiums written to statutory surplus, annualized for a full year, was .5 to 1.
Recent Accounting Developments
In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment to FASB Statements No. 133 and 140.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. As currently written, under SFAS No. 155 securities involving prepayable assets (e.g. mortgage-backed securities) that are issued from a securitization trust and that are obtained by an entity at a discount would be accounted for in one of two ways. Under the first allowable method, an entity would bifurcate the embedded derivative feature with respect to prepayment risk and record the bifurcated derivative at fair value. Subsequent changes in fair value of the bifurcated derivative would be reported in earnings. As an alternative, an entity could elect not to bifurcate the embedded derivative but instead record the entire security at fair value with subsequent changes in fair value of the security being reported in earnings. In recent redeliberations, the FASB has indicated its intention to issue new guidance to address this topic. The Company is evaluating the potential impact if any, of adopting SFAS No. 155 as of January 1, 2007.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The definition of fair value is clarified by SFAS No. 157 to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Many of the Company’s assets and liabilities are required to either be accounted for using fair value as their relevant measurement attribute. The Company does not believe the adoption of SFAS No. 157 will have a material impact on its financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets) for that fiscal year. The Company does not believe the adoption of FIN 48 will have a material impact on its financial position or results of operations.
In September 2006, the Security and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108 to require quantification of financial statement misstatements under both the “rollover approach” and the “iron curtain approach”. The “rollover approach” quantifies a misstatement based on the amount of the error originating in the current year income statement, but ignores the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years. The “iron curtain approach” quantifies a misstatement based on the effects of correcting the misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination. The provisions of SAB No. 108 must be applied to financial statements for fiscal years ending after November 15, 2006. The Company does not anticipate that the quantification of financial statement misstatements pursuant to the provisions of SAB No. 108 will result in any material impact to the Company’s financial statement at December 31, 2006.
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
On September 29, 2006, the Company and MNH delivered a notice to Mutual confirming that the Company and MNH agreed that if Mutual gives them notice at any time prior to January 1, 2007 of the termination of the Administrative Services Annex to the Services Agreement effective March 31, 2007, neither the Company nor MNH will challenge the timeliness of the notice. The Services Agreement otherwise provides for a 180 day notice of termination for the Administrative Services Annex. The Administrative Services Annex to the Services Agreement provides for Mutual to provide the Company and MNH with administrative, accounting, bookkeeping, actuarial services, procurement of legal services related to insurance operations, internal audit services, and other administrative services.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
Market risk represents the potential for loss due to changes in the fair value of financial instruments. The market risk related to the Company’s financial instruments primarily relates to its investment portfolio. The fair value of the Company’s investment portfolio of $175,672,000 at September 30, 2006 is subject to changes in interest rates and to a lesser extent on credit quality. Further, certain mortgage-backed and asset-backed securities are exposed to accelerated prepayment risk generally caused by interest rate movements. If interest rates were to decline, mortgage holders would be more likely to refinance existing mortgages at lower rates. Acceleration of future repayments could adversely affect future investment income, if reinvestment of the accelerated receipts was made in lower yielding securities.
The following table provides information related to the Company’s fixed maturity investments at September 30, 2006. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based upon the maturity date or, in the case of mortgage-backed and asset-backed securities, expected payment patterns. Actual cash flows could differ from those shown in the table.

Fixed Maturities
Expected Cash Flows of Principal Amounts ($ in 000’s):

							TOTAL
								Esti-
							Amor-	mated
						There-	tized	Market
	2006	2007	2008	2009	2010	after	Cost	Value
Available for Sale

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$0	$0	$3,003	$2,998	$4,244	$0	$10,245	$10,137
Average interest rate	0.0%	0.0%	3.2%	4.9%	4.8%	0.0%	—	—

Obligations of states and political subdivisions	0	5,804	15,795	5,930	7,437	5,252	40,218	39,648
Average interest rate	0.0%	4.6%	3.9%	4.5%	5.0%	4.9%	—	—

Corporate securities	0	0	3,246	7,750	5,154	9,851	26,001	25,728
Average interest rate	0.0%	0.0%	3.7%	4.9%	5.0%	5.9%	—	—

Mortgage & asset backed securities	8,387	20,049	18,135	12,349	7,598	19,915	86,433	84,198
Average interest rate	4.8%	4.8%	4.8%	4.9%	4.9%	5.0%	—	—

Total	$8,387	$25,853	$40,179	$29,027	$24,433	$35,018	$162,897	$159,711

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
Item 4. Controls and Procedures
     The Company’s chief operating officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, concluded that the Company’s disclosure controls and procedures were designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information.
None.
Item 6. Exhibits
(a)	Exhibits.

Exhibits required by Item 601 of Regulation S-K.

3(a)	Restated Certificate of Incorporation (incorporated by reference to Exhibit No. 3C to Amendment No. 1 to the Company’s Registration Statement No. 33-9188 on Form S-1 Filed on November 7, 1986.

(b)	Restated By-laws (incorporated by reference to Exhibit 3D to Amendment No. 1 to the Company’s Registration Statement No. 33-9188 on Form S-1 filed on November 7, 1986.

4	Instruments defining the rights of security holders, including indentures – N/A.

5	Opinion re legality – N/A.

10(a)	Management Agreement dated as of September 29, 1986 by and among Merchants Mutual Insurance Company, Registrant and Merchants Insurance Company of New Hampshire, Inc. (incorporated by reference to Exhibit No. 10(a) to the Company’s Registration Statement (No. 33-9188) on Form S-1 filed on September 30, 1986).

(b)	Services Agreement Among Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and Merchants Group, Inc. dated January 1, 2003 (incorporated by reference to Exhibit No. 10(b) to the Company’s 2003 Quarterly Report on Form 10-Q filed on May 14, 2003).

(c)	Reinsurance Pooling Agreement between Merchants Insurance Company of New Hampshire, Inc. and Merchants Mutual Insurance Company effective January 1, 2003 (incorporated by reference to Exhibit No. 10(c) to the Company’s 2003 Quarterly Report on Form 10-Q filed on May 14, 2003).

(d)	Endorsement to the Casualty Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and American Reinsurance Company dated February 23, 2004 (incorporated by reference to Exhibit 10(d) to the Company’s 2004 Annual Report on Form 10-K filed on March 31, 2005).

(e)	Property Per Risk Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and American Reinsurance Company dated April 16, 2004 (incorporated by reference to Exhibit 10(f) to the Company’s 2004 Quarterly Report on Form 10-Q filed on November 10, 2004).

(f)	Property Catastrophe Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and the various reinsurers as identified by the Interest and Liabilities Agreements attaching to and forming part of this Agreement (incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

(g)	Quota Share Reinsurance Treaty Agreement between Merchants Insurance Company of New Hampshire, Inc. and The Subscribing Underwriting Members of Lloyd’s, London specifically identified on the schedules attached to this agreement dated January 1, 2000 (incorporated by reference to Exhibit 10(h) to the Company’s 2000 Annual Report on Form 10-K filed on March 28, 2001).

*(h)	Form of Amended Indemnification Agreement entered into by Registrant with each director and executive officer of Registrant (incorporated by reference to Exhibit No. 10(n) to Amendment No. 1 to the Company’s Registration Statement on (No. 33-9188) Form S-1 filed on November 7, 1986).

*(i)	Merchants Mutual Insurance Company Adjusted Return on Equity Incentive Compensation Plan January 1, 2000 (incorporated by reference to Exhibit 10(p) to the Company’s 2000 Annual Report on Form 10-K filed on March 28, 2001).

*(j)	Merchants Mutual Insurance Company Adjusted Return on Equity Long Term Incentive Compensation Plan January 1, 2000 (incorporated by reference to Exhibit 10(q) to the Company’s 2000 Annual Report on Form 10-K filed on March 28, 2001).

*(k)	Amendment No. 1 to Employee Retention Agreement between Robert M. Zak and Merchants Mutual Insurance Company originally dated as of May 1, 1999, dated February 6, 2002 (incorporated by reference to Exhibit 10(s) to the Company’s 2002 Annual Report on Form 10-K filed on March 31, 2003).

*(l)	Amendment No. 1 to Employee Retention Agreement between Edward M. Murphy and Merchants Mutual Insurance Company originally dated as of March 1, 1999, dated February 6, 2002 (incorporated by reference to Exhibit 10(t) to the Company’s 2002 Annual Report on Form 10-K filed on March 31, 2003).

*(m)	Amendment No. 1 to Employee Retention Agreement between Kenneth J. Wilson and Merchants Mutual Insurance Company originally dated as of March 1, 1999, dated February 6, 2002 incorporated by reference to Exhibit 10(u) to the Company’s 2002 Annual Report on Form 10-K filed on March 31, 2003.

(n)	Amendment to Services Agreement, dated June 12, 2006, among Merchants Group, Inc., Merchants Insurance Company of New Hampshire, Inc., and Merchants Mutual Insurance Company (incorporated by reference to Exhibit 99.1 to the Company’s form 8-K Report dated June 12, 2006).

(o)	Amendment to Services Agreement, dated September 28, 2006 among Merchants Group, Inc., Merchants Insurance Company of New Hampshire, Inc., and Merchants Mutual Insurance Company (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K Report dated September 28, 2006).

(p)	Agreement and Plan of Merger, dated as of October 31, 2006, by and between Merchants Group, Inc, American European Group, Inc., and American European Financial, Inc., (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated October 31, 2006).

11	Statement re computation of per share earnings – N/A.

12	Statement re computation of ratios – N/A.

15	Letter re unaudited interim financial information – N/A.

18	Letter re change in accounting principles – N/A.

19	Report furnished to security holder – N/A.

22	Published report regarding matters submitted to vote of security holders – N/A.

23	Consents of experts and counsel – N/A.

24	Power of attorney – N/A.

31	Rule 13a-14(a)/15d-14(a) Certifications (filed herewith)

32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) (filed herewith).

*	Indicates a management contract or compensation plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCHANTS GROUP, INC. (Registrant)
Date: November 13, 2006	By:	/s/ Kenneth J. Wilson
Kenneth J. Wilson
Chief Financial Officer and Treasurer (duly authorized officer of the registrant and chief accounting officer)