Form 10-K
period 2006-12-31
MERCHANTS GROUP INC
filed 2007-03-28
CIK 803027

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Securities registered pursuant to Section 12 (g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑
Note — checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
As of March 16, 2007, 2,145,652 shares of common stock were outstanding. The aggregate market value of the common shares held by non-affiliates of Merchants Group, Inc. on March 21, 2007 was $37,796,000. Solely for purposes of this calculation, the Company deemed every person who beneficially owned 5% or more of its common stock and all directors and executive officers to be affiliates.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

MERCHANTS GROUP, INC. ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2006

PART I
Item 1. BUSINESS.
General
     Merchants Group, Inc. (the Company), which was incorporated in August 1986 as a Delaware holding company, offers property and casualty insurance generally to preferred risk individuals and small to medium sized businesses in the northeastern United States through its wholly owned subsidiary, Merchants Insurance Company of New Hampshire, Inc. (MNH).
Administration
     The Company and MNH operate and manage their business in conjunction with Merchants Mutual Insurance Company (Mutual), a New York domiciled mutual property and casualty insurance company, under a services agreement (the Services Agreement) that became effective January 1, 2003. At December 31, 2006, Mutual owned 11.9% of the Company’s issued and outstanding common stock. The Company and MNH do not have any operating assets or employees. In accordance with the Services Agreement, Mutual provides the Company and MNH with the facilities, management and personnel required to operate their day-to-day business. The Services Agreement covers: administrative services, underwriting services, claims services and investment and cash management services.
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
     The Pooling Agreement provides for MNH to cede, or transfer, to Mutual all premiums and risks on its Traditional Business during the term of the agreement, and then to assume from Mutual a percentage of all of Mutual’s and MNH’s Traditional Business (the Pooled Business). MNH assumed 25% of the Pooled Business in 2006, 30% in 2005 and 35% in 2004. MNH’s share of the Pooled Business will be 25% in 2007. Mutual retains a share of the risk in MNH’s Traditional Business under Mutual’s control pursuant to a profit and loss sharing arrangement in the Pooling Agreement based on the loss and loss adjustment expense (LAE) experience of the Pooled Business. The Company believes the Pooling Agreement and profit (or loss) sharing feature included therein aligns the interests of MNH and Mutual.
     On October 31, 2006, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with American European Group, Inc. (AEG), a Delaware corporation, and American European Financial, Inc., a newly-formed Delaware corporation that is a wholly owned subsidiary of AEG (Merger Sub), pursuant to which Merger Sub will merge with and into the Company (the Merger). Upon completion of the Merger, the Company will be a wholly owned subsidiary of AEG. The Merger is expected to be consummated in the first quarter of 2007. The Company’s shareholders approved the Merger on February 1, 2007. The New Hampshire Department of Insurance approved the Merger on March 21, 2007. Upon completion of the Merger, each issued share of the Company’s common stock (other than shares held by the Company or by any of its subsidiaries, which will be cancelled, and other than shares as to which the holders have validly exercised appraisal rights) will be converted into the right to receive $33.00 in cash, without interest, plus (subject to certain contingencies) an additional amount per share equal to a pro rated portion of the Company’s current regular dividends that have not been paid through the time of the closing.
     On December 22, 2006 the Company, Mutual and AEG entered into an agreement (the Renewal Rights Agreement) whereby, contingent upon completion of the Merger, MNH will sell the renewal rights to all of its Traditional Business to Mutual. Substantially all of MNH’s business will be renewed by Mutual or one of its subsidiaries. The Renewal Rights Agreement provides that Mutual will continue to provide underwriting and claims services for policies and claims on MNH’s Traditional Business. The Renewal Rights Agreement also provides, upon completion of the Merger, for the Pooling Agreement between Mutual and MNH to continue through December 31, 2008 and subject to certain conditions, December 31, 2009.
     The Renewal Rights Agreement includes notice by Mutual of the termination of the Administrative Annex of the Services Agreement effective June 30, 2007 unless terminated earlier because the Merger has become effective. In addition, it includes conditional termination by Mutual of the remaining annexes to the Services Agreement and the Reinsurance Pooling Agreement effective December 31, 2007, in the event the Renewal Rights Agreement does not become effective by June 30, 2007.
Marketing
     Mutual markets the Traditional Business of the Company and Mutual jointly through approximately 600 independent agents. The primary marketing efforts of the Company and Mutual (collectively referred to as Merchants) are directed to those independent agents who, through their insurance expertise, the broad range of products they offer, and their focus on service, provide value for the insurance consumer.
     Mutual and the Company offer the same portfolio of insurance products. The Company’s products are generally offered to “preferred” risks while Mutual’s products are generally offered to “standard” risks. Preferred risks meet more restrictive underwriting criteria than standard risks and generally incur fewer losses. Accordingly, the preferred risks are charged premium rates that are typically 10-15% lower than standard rates.
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
     TM’s meet frequently with targeted agencies’ sales staff to review Merchants’ renewal policies, as well as to solicit policies new to the agent and/or Merchants. While TM’s are capable of providing quotes directly to the agent while in an agent’s office, much of that capability has migrated to Merchants’ internet website: www.merchantsgroup.com. Through the password protected “Agency Gateway” of the website agents are able to obtain instant quotes for certain commercial and personal products and to “issue from quote”, by entering all underwriting information required to issue policies for their customers. This allows for rapid responses to agents’ quote requests and reduces expenses associated with quoting and policy issuance.
     Each Strategic Business Center has an Agents’ Advisory Council that meets at least twice a year. The Advisory Councils provide a forum for Merchants and its agents to discuss issues of mutual interest, and assure that the agents’ business needs are being considered by Merchants. Additionally, the Co-chairpersons of the Advisory Councils from each Strategic Business Center meet twice each year with senior officers of Merchants.
     In addition to standard commissions paid as a percentage of premiums written, the Company’s agents are eligible to participate in the Agents’ Profit Sharing Plan. This plan rewards agents based on total premiums written and the loss and allocated loss adjustment expenses (LAE) ratio on business placed during each year by the agent with the Company and Mutual. The Company believes the terms of the Agents’ Profit Sharing Plan encourage its agents to increase the volume of profitable Traditional Business they place with Merchants. The Company’s share of payments for the Agents’ Profit Sharing Plan for 2006 assumed under the Pooling Agreement totaled $1,263,000, or 2.5%, and $1,404,000, or 2.4%, of the Company’s share of group-wide direct premiums written for 2006 and 2005, respectively.
Insurance Underwriting
     The Company is licensed to issue insurance policies in 13 states, primarily in the northeastern United States. In 2006, net premiums written totaled $37,740,000, with 80% of the net premiums written derived from commercial insurance and 20% from personal insurance.
     The following table sets forth the distribution of the combined Company and Mutual Traditional Business direct premiums written by state for the years indicated. See the “Administration” section of this Item for further discussion.

	As of December 31,
	2004	2005	2006

New York	63%	63%	61%
New Jersey	14	13	14
New Hampshire	8	8	7
Pennsylvania	7	7	7
Massachusetts	3	4	4
Rhode Island	3	3	2
Other	2	2	5

Total	100%	100%	100%

     The Company and Mutual are licensed to underwrite most major lines of property and casualty insurance. They issue policies primarily to individuals and small to medium sized commercial businesses. The types of risks insured include:
•	Personal automobile — full coverage of standard performance automobiles, generally requiring drivers with good driving records during the past three years at the time of first issuance by Merchants.

•	Homeowners’ — properties generally with no losses in the last three years that are less than 30 years old and valued between $125,000 and $500,000.

•	Commercial automobile — primarily light and medium duty vehicles operating in a limited radius, with complete background information required of all drivers.

•	Commercial multi-peril — properties with medium to high construction quality and low to moderate fire exposure, and occupancies with low to moderate exposure to hazardous materials and processes.

•	General liability — low hazard service, mercantile and light processing businesses, generally with at least three years of business experience and with no losses in the last three years.

•	Workers’ compensation — risks with low loss frequency and severity, low to moderate exposure to hazardous materials and processes, and favorable experience modification factors. Generally, workers’ compensation insurance is written in conjunction with other commercial insurance.
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
     The following table shows, for each of the years in the three year period ended December 31, 2006 (i) the amount of the Company’s net premiums written attributable to various personal and commercial products and (ii) underwriting results attributable to each such product as measured by the calendar year loss and allocated loss adjustment expense (LALAE) ratio for such product. The LALAE ratio is the ratio of incurred losses and allocated LAE to net premiums earned for a given period.

	Year ended December 31,
	2004			2005			2006
	Premiums			Premiums			Premiums
	Written		LALAE	Written		LALAE	Written		LALAE
	Amount	%	Ratio	Amount	%	Ratio	Amount	%	Ratio
				(dollars in thousands)
Personal
Auto Liability	$7,467	14.1%	59.5%	$4,395	9.7%	21.0%	$2,496	6.6%	24.7%
Auto Physical Damage	3,873	7.3	42.8	2,254	5.0	36.0	1,693	4.5	40.8
Homeowners’ Multi-Peril	5,080	9.6	59.4	4,266	9.5	50.3	3,405	9.0	69.1

Total	16,420	31.0	55.1	10,915	24.2	34.5	7,594	20.1	46.5

Commercial
Auto Liability	12,542	23.6	51.2	11,074	24.5	32.0	9,697	25.7	40.9
Auto Physical Damage	2,734	5.1	38.1	2,235	5.0	37.9	2,094	5.5	42.9
Commercial Multi-Peril	15,701	29.6	76.6	14,926	33.1	63.9	13,084	34.7	35.8
Workers’ Compensation	4,536	8.5	72.8	4,461	9.9	9.1	4,235	11.3	117.1
Other	1,169	2.2	75.5	1,524	3.3	189.1	1,036	2.7	18.1

Total	36,682	69.0	64.6	34,220	75.8	50.2	30,146	79.9	48.3

Total Personal & Commercial	$53,102	100.0%	61.2	$45,135	100.0%	45.9	$37,740	100.0%	47.9

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
     The following table sets forth the composition of voluntary direct premiums written for 2002 through 2006:

	For the Year Ended December 31,
	2002	2003	2004(1)	2005(1)	2006 (1)

Commercial	40%	63%	73%	79%	82%
Personal	60	37	27	21	18

Total	100%	100%	100%	100%	100%

(1)	Shown on a group-wide basis for the Pooled Business. See the “Administration” section of this Item for further discussion.

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
Personal Business
     Merchants generally targets experienced drivers with no accidents or moving violations in the last three years for personal automobile insurance, and medium to high value homes with systems (e.g. heating, plumbing, electrical) that are less than thirty years old in fire protected areas for homeowners’ insurance. Personal automobile premium rates attempt to cover costs associated with required participation in involuntary personal automobile programs, in addition to the costs directly associated with the policies written voluntarily. Due to volatility in the size of the New York Automobile Insurance Plan (NYAIP) and the poor loss experience associated with that business in most years, the Company historically had been unable to fully recover costs of the NYAIP business with premium rates charged for its voluntary personal automobile business. In 2002 the Company implemented a moratorium on writing new voluntary personal automobile business in New York which remains in effect. Further, in order to minimize the adverse impact of assignments from the NYAIP, in 2003 the Company began to purchase territorial credits from an unaffiliated company. The credits against NYAIP assignments were generated by another insurance company for writing private passenger automobile business in localities in New York with private passenger automobile availability problems. The other insurance company, by nature of its concentration in private passenger automobile business in “credit” territories, generated more credits than it required to offset its NYAIP assignments.
Involuntary Business
     As a condition to writing voluntary business in most states in which it operates, the Company and Mutual must participate in state-mandated programs that provide insurance for individuals and businesses unable to obtain insurance voluntarily, primarily for personal automobile insurance. The legislation creating these programs usually allocates a pro rata portion of the risks attributable to such insureds to each company writing voluntary business in the state on the basis of its historical voluntary premiums written or the number of automobiles which it historically insures voluntarily. Due to changing market conditions the Company cannot predict the size of the NYAIP for 2007 or future years.
     The Company’s gross (direct and assumed) premiums written attributable to involuntary policies were $1,183,000, $2,518,000 and $3,259,000 in 2006, 2005 and 2004, respectively, mostly in New York.

These amounts represent the Company’s pro-forma share of the applicable amount of pooled direct and assumed premiums written.
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
Claims
     Insurance claims on policies written by the Company and by Mutual are investigated and settled by claims adjusters employed by Mutual pursuant to the Services Agreement. Mutual maintains three claims offices within its operating territories. In areas where there is insufficient claim volume to justify the cost of internal claims staff, Mutual uses independent appraisers and adjusters to investigate claims. Merchants’ claims policy emphasizes timely investigation of claims, settlement of valid claims for equitable amounts, maintenance of adequate reserves for claims and control of external claims adjustment expenses. In order to support its claims policy, Merchants maintains a process designed to ensure that as soon as practical, claims are assigned an accurate reserve value based on available information. The process includes the centralization of certain branch claims operations and an emphasis on the training of claims adjusters and supervisors by senior claims staff. Merchants’ claims policy is designed to provide agents and policyholders with prompt service and support.
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
     The Company’s reserving process is based on the assumption that past experiences, adjusted for the effect of current developments and trends, are relevant in predicting future events. In the absence of specific developments, the process also assumes that the legal climate affecting the claims process and underlying liabilities remains constant. Other assumptions employed by the Company or its actuarial firm may change from time to time as circumstances change. In estimating loss and LAE reserves, the Company employs a number of actuarial methods, depending on their applicability to each product, in order to balance the advantages and disadvantages of each method. Typically, several estimates are developed for each product using different methods. However, the Company does not believe it is appropriate to sum the high and low values developed using different actuarial methods for each product to determine a range for the Company’s total loss and LAE reserves. Instead, the Company’s actuary and its consulting actuary provide the Company with their respective “best estimates” of total loss and LAE reserves by summing their “best estimate” for each product. The Company’s small size, the presence or absence of a limited number of moderate losses, and the timing of the reporting of such losses to the Company by claimants could result in changes in actuarial estimates that are significant to the Company’s net income for a quarter or a year.
     Due to uncertainties inherent in the estimation of incurred losses and LAE, the Company has recorded changes in reserves for prior accident years’ losses and LAE. In 2006 the Company decreased reserves for prior years by $4,170,000 primarily due to favorable loss development related to private passenger auto liability and commercial package policies, somewhat offset by unfavorable development on workers’ compensation policies. In 2005 and 2004, the Company decreased reserves for prior years by $3,303,000 and $843,000, respectively, primarily due to favorable loss development related to private passenger auto liability and workers’ compensation policies, somewhat offset by unfavorable development on commercial package policies.
     The following table sets forth the changes in the reserve for losses and LAE for 2006, 2005 and 2004.

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Reserve for losses and LAE at beginning of year	$115,191	$128,415	$146,474
Less reinsurance recoverables	(13,807)	(15,630)	(22,715)

Net balance at beginning of year	101,384	112,785	123,759

Provision for losses and LAE for claims occurring in:
Current year	26,317	29,711	38,524
Prior years	(4,170)	(3,303)	(843)

	22,147	26,408	37,681

Losses and LAE payments for claims occurring in:
Current year	(9,382)	(10,359)	(13,647)
Prior years	(20,810)	(27,450)	(35,008)

	(30,192)	(37,809)	(48,655)

Reserve for losses and LAE at end of year, net	93,339	101,384	112,785
Plus reinsurance recoverables	11,575	13,807	15,630

Balance at end of year	$104,914	$115,191	$128,415

     The first line of the following table presents, as of the end of the year at the top of each column, the estimated amount of unpaid losses and LAE, net of reinsurance, for claims arising in that year and in all prior years, including claims that had occurred but were not yet reported to the Company. For each column, the rows of the table present, for the same group of claims, the amount of unpaid losses and LAE, net of reinsurance, as re-estimated as of the end of each succeeding year. The estimate is modified as more information becomes known about the number and severity of claims for each year. The “cumulative redundancy (deficiency)” represents the change in the estimated amount of unpaid losses and LAE, net of reinsurance, from the end of the year at the top of each column through the end of 2006.
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
     The rows of the table appearing under the caption “Net paid (cumulative) as of:” present, as of the end of each succeeding year, the amount of paid losses and LAE for claims unpaid at the end of the year at the top of each column:

	As of December 31,
	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
	(in thousands)
Net liability for losses and LAE:	$126,260	$130,781	$126,820	$127,458	$131,178	$132,113	$127,756	$123,759	$112,785	$101,384
Liability re-estimated as of:
One year later	130,768	128,636	123,071	128,886	129,704	128,328	127,666	122,916	109,482	97,214
Two years later	133,029	130,498	120,345	123,299	129,621	132,674	129,722	122,071	106,843
Three years later	132,948	127,893	113,661	124,944	133,769	135,865	129,254	120,827
Four years later	129,210	122,508	114,068	128,121	138,538	137,813	128,492
Five years later	124,238	122,347	117,678	131,977	140,804	137,990
Six years later	124,319	125,741	120,958	133,913	142,403
Seven years later	127,659	128,998	123,359	134,697
Eight years later	130,280	130,907	123,310
Nine years later	131,887	130,995
Ten years later	131,334

Net cumulative redundancy (deficiency):	$(5,074)	(214)	3,510	(7,239)	(11,225)	(5,877)	(736)	2,932	5,942	4,170
	%(4.0)	(.2)	2.8	(5.7)	(8.6)	(4.4)	(.6)	2.4	5.3	4.1

Net paid (cumulative) as of:
One year later	40,954	42,433	37,125	40,970	45,461	40,843	35,168	35,008	27,450	20,810
Two years later	69,035	66,477	63,325	69,393	70,075	64,959	61,031	56,290	43,250
Three years later	86,364	86,313	80,142	86,670	85,772	83,552	78,109	68,677
Four years later	98,300	97,770	89,383	96,222	98,053	96,986	86,588
Five years later	105,787	104,282	94,809	102,892	107,913	103,268
Six years later	109,639	107,431	99,131	108,438	112,706
Seven years later	111,822	110,193	103,180	111,091
Eight years later	114,246	113,200	105,167
Nine years later	116,279	115,174
Ten years later	117,446

Gross/net liability for losses and LAE:

Initial gross liability for losses and LAE:	$133,859	$141,154	$136,636	$133,483	$145,004	$151,355	$147,136	$146,474	$132,112	$122,401
Initial ceded liability for losses and LAE:	7,599	10,373	9,816	6,025	13,826	19,242	19,380	22,715	19,327	21,017

Initial net liability	$126,260	$130,781	$126,820	$127,458	$131,178	$132,113	$127,756	$123,759	$112,785	$101,384

Gross liability as currently re-estimated	139,584	139,691	132,125	148,358	172,782	168,823	157,855	145,203	128,619	116,223
Ceded liability as currently re-estimated	8,250	8,696	8,815	13,661	30,379	30,833	29,363	24,376	21,776	19,009

Net liability as currently re-estimated	$131,334	$130,995	$123,310	$134,697	$142,403	$137,990	$128,492	$120,827	$106,843	$97,214

Gross cumulative redundancy (deficiency):	$(5,725)	1,463	4,511	(14,875)	(27,778)	(17,468)	(10,719)	1,271	3,493	6,178
	%(4.3)	1.0	3.3	(11.1)	(19.2)	(11.5)	(7.3)	.9	2.6	5.0
     The loss and LAE reserves reported in the Company’s consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP) differ from those reported in the statements filed by MNH with the New Hampshire Insurance Department in accordance with statutory accounting principles (SAP) as follows:

	As of December 31,
	2006	2005	2004
	(in thousands)

Loss and LAE reserves on a SAP basis	$93,339	$101,384	$112,785
Adjustments:
Ceded reinsurance balances recoverable	11,575	13,807	15,630

Loss and LAE reserves on a GAAP basis	$104,914	$115,191	$128,415

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
     Beginning January 1, 1998, the Company’s property and casualty excess of loss reinsurance agreement provided for recovery of casualty losses over $500,000 up to $10,000,000 per occurrence and property losses over $500,000 up to $10,000,000 per risk. This coverage is supplemented by a contingent casualty layer of reinsurance for workers’ compensation claims of $5,000,000 in excess of the first $10,000,000 subject to a calendar year limit of $10,000,000. For 2007 the supplemental reinsurance for workers’ compensation claims is $15,000,000 in excess of the first $10,000,000, subject to a calendar year limit of $30,000,000. Effective January 1, 2002, the Company increased its retention on casualty losses to $750,000. Effective January 1, 2004, the Company adjusted the property loss occurrence limit to $5,000,000 per risk. Individual property facultative reinsurance was purchased for all exposures greater than $5,000,000. Effective January 1, 2005, the Company adjusted the property loss occurrence limit to $7,000,000 per risk, with individual property facultative reinsurance purchased for exposures exceeding that amount.

     Prior to 2007, property catastrophe coverage provided for recovery of 47.5% of the first $5,000,000 and of 95% of the next $55,000,000 above aggregate retained losses of $5,000,000 per occurrence. For 2007 property catastrophe coverage provides for recovery of 90% of $75,000,000 above aggregate retained losses of $10,000,000 per occurrence. The property catastrophe reinsurance coverage is shared by the Company and Mutual in accordance with the Pooling Agreement (see Administration above) for a covered event.
     Under the terms of the Pooling Agreement (see Administration in Item 1.) effective as of January 1, 2003 Mutual and MNH pool, or share, underwriting results on their Traditional Business. The Pooling Agreement does not apply to any new endeavor of either Mutual or MNH outside of their Traditional Business, unless the companies agree otherwise.
     The Pooling Agreement provides for MNH to cede, or transfer, to Mutual all of its premiums and risks on its Traditional Business during the term of the agreement, and then to assume from Mutual a percentage of all of Mutual’s and MNH’s Traditional Business (the “Pooled Business”). MNH assumed 25% of the Pooled Business in 2006, 30% of the Pooled Business in 2005 and 35% of the Pooled Business in 2004. MNH’s share of the Pooled Business will be 25% in 2007. Mutual retains a share of the risk in MNH’s Traditional Business under Mutual’s control pursuant to a profit and loss sharing arrangement in the Pooling Agreement based on the loss and LAE experience of the Pooled Business. The Company believes the Pooling Agreement and profit (or loss) sharing feature included therein align the interests of MNH and Mutual.
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
     The investments of the Company are regulated by New Hampshire insurance law and are reviewed by the Board of Directors. Other than certain short-term investments held to maintain liquidity, the Company primarily invests in corporate bonds, mortgage-backed and other asset-backed securities, including collateralized mortgage obligations and tax-exempt securities with expected maturities of 10 years or less. The mortgage-backed securities held by the Company are typically purchased at expected yields which are greater than comparable maturity Treasury securities and are AAA or AA rated.
     At December 31, 2006 the Company had $17,017,000 of short-term investments with maturities less than 30 days and $2,925,000 of non-investment grade securities. These non-investment grade securities represented 2% of the investment portfolio as compared to $6,123,000, or 3%, of the investment portfolio at December 31, 2005.

     The table below provides information regarding the Company’s investments as of the dates indicated.

	As of December 31,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

Fixed Maturities (1):
U.S. Government and Agencies	$10,139	5.7%	$7,145	3.9%	$5,028	2.5%
Corporate Securities	26,448	14.9	17,147	9.4	28,003	14.2
Mortgage and Asset Backed Securities	80,518	45.4	97,044	53.2	110,082	55.7
Tax-Exempt Bonds	39,759	22.4	45,257	24.8	40,979	20.7

Total Bonds	156,864	88.4	166,593	91.3	184,092	93.1
Preferred Stocks (1)	3,563	2.0	4,312	2.4	3,509	1.8
Short-Term Investments (2)	17,017	9.6	10,650	5.9	7,412	3.7
Other (3)	84	—	734	.4	2,696	1.4

Total Invested Assets	$177,528	100.0%	$182,289	100.0%	$197,709	100.0%

(1)	Shown at fair value.

(2)	Shown at cost, which approximates fair value.

(3)	Shown at estimated fair value or unpaid principal balance, which approximates estimated fair value.
     The table below sets forth the Company’s net investment income and net realized gains and losses, excluding the effect of income taxes, for the periods shown:

	Year Ended December 31,
	2006	2005	2004
	(dollars in thousands)

Average investments	$180,589	$185,925	$196,148
Net investment income	7,938	7,733	7,881
Net investment income as a percentage of average investments (1)	4.4%	4.2%	4.0%

Net gains (losses) on investments	$(60)	$—	$(221)

(1)	The taxable equivalent yield for the years ended December 31, 2006, 2005 and 2004 was 4.7%, 4.5% and 4.3%, respectively, assuming an effective tax rate of 34%.
     The table below sets forth the carrying value of bonds and percentage distribution of various maturities at the dates indicated. Fixed maturities are included at fair value. Mortgage and asset backed securities are presented based upon their projected cash flows.

	As of December 31,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

1 year or less	$27,027	17.2%	$35,259	21.2%	$49,275	26.8%
1 year through 5 years	103,081	65.7	104,957	63.0	112,476	61.1
5 years through 10 years	16,590	10.6	18,978	11.4	18,870	10.2
More than 10 years	10,166	6.5	7,399	4.4	3,471	1.9

Total	$156,864	100.0%	$166,593	100.0%	$184,092	100.0%

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
     Historically, the property and casualty industry has tended to be cyclical in nature. During the “up” cycle, or “hard market,” the industry is characterized by price increases, strengthening of loss and LAE reserves, surplus growth and improved underwriting results. Near the end of the “up” cycle, an increase in capacity causes insurance companies to begin to compete for market share on the basis of price. This price competition causes the emergence of the “down” cycle, or “soft market,” characterized by a reduction in the premium growth rate and a general decline in profitability. Often times, the down cycle is accompanied by a decline in the adequacy of loss and LAE reserves and a decrease in premium writing capacity. The property and casualty insurance industry experienced a cyclical downturn for most of the 1990’s through 2001 due primarily to intense premium rate competition and an excess capacity to write premiums. From 2002 to 2004 the property casualty industry experienced price firming primarily within the commercial lines segment. However, some of the circumstances which typically lead to a cyclical downturn in the property and casualty insurance industry have become evident, and the Company believes that this price firming or “hard market” has ended. Generally, since mid-2004 premium rates have been decreasing due to excess capacity in the industry. The Company anticipates that price-based competition will continue to intensify in its markets in 2007.
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
     The Company depends on cash dividends from MNH to pay cash dividends to its stockholders and to meet its expenses. MNH is subject to New Hampshire state insurance laws which restrict its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer’s policyholders’ surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve-month period ending in 2007 without the prior approval of the New Hampshire Insurance Commissioner is $7,167,000. MNH paid $1,000,000, $2,000,000 and $750,000 of dividends to the Company in August 2006, January 2007 and March 2007, respectively.
     In certain states in which it operates, MNH is required to maintain deposits with the appropriate regulatory authority to secure its obligations under certain insurance policies written in the jurisdiction. At December 31, 2006, investments of MNH having a par value of $850,000 were on deposit with regulatory authorities.
     MNH is required to file detailed annual reports with the appropriate regulatory agency in each of the states in which it does business. Its business and accounts are subject to examination by such agencies at any time, and the laws of many states require periodic examination. The State of New Hampshire Insurance Department most recently examined the accounts of MNH as of December 31, 2003. MNH’s annual report as of that date was accepted as submitted, without adjustment.
     The National Association of Insurance Commissioners (NAIC) applies a risk-based capital measurement formula to all property and casualty insurance companies. The formula calculates a minimum required statutory net worth based on the underwriting, investment, credit, loss reserve and other business risks inherent in an individual company’s operations. Any insurance company that does not meet threshold risk-based capital measurement standards could be forced to reduce the scope of its operations and ultimately could become subject to statutory receivership proceedings. MNH’s capital substantially exceeded the statutory minimum as determined by the risk-based capital measurement formula as of December 31, 2006 and 2005.
     The NAIC has established eleven financial ratios (the Insurance Regulatory Information System, or “IRIS”) to assist state insurance departments in their oversight of the financial condition of insurance companies operating in their respective states. The NAIC calculates these ratios based on statutory information submitted by insurers on an annual basis and shares the information with the applicable state insurance departments. The ratios relate to leverage, profitability, liquidity and loss reserve development. Each of MNH’s ratios for 2006 and 2005 was within the usual or acceptable range as published by the NAIC.
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
Employees
     The Company and MNH have no employees. At December 31, 2006, Mutual had 302 full-time equivalent employees. The Company believes that Mutual’s relationship with its employees is satisfactory.

Item 1.A. RISK FACTORS.
     The following factors may affect the Company’s business.
     Factors Affecting the Property and Casualty Industry Generally:
If our estimates of loss and LAE reserves prove inaccurate and if we have to make even a relatively small adjustment to our reserves, the adjustment may have a significant impact on our income.
     As discussed in Item 1. BUSINESS, the Company establishes reserves for its estimate of losses and LAE associated with reported and unreported claims for each accounting period. The Company frequently evaluates the adequacy of its reserves and its reserving techniques. Due to uncertainties inherent in the estimation of incurred losses and LAE, the Company is likely to record increases or decreases to its reserves in current periods for losses and LAE that occurred in prior periods. If an increase in reserves is warranted, the Company would record an increase to its incurred losses and LAE and a reduction to its net income in the period in which the deficiency in reserves is identified. Accordingly, an increase in reserves for losses and LAE could have a material adverse effect on the Company’s results of operations, liquidity and financial condition.
The demand for property and casualty insurance is cyclical, which may adversely affect our operating results for extended periods.
     The property and casualty industry has historically been cyclical in nature. The industry has experienced periods of intense price competition that at times of overcapacity in the industry can result in reduced premium rates. The demand for property and casualty insurance, particularly for commercial products, can vary with the overall level of economic activity.
If catastrophic events affect many of our policyholders at the same time, we may experience significant extraordinary losses.
     The financial results of the Company and those of the property and casualty industry have historically been subject to fluctuations due to unpredictable developments such as natural disasters. Weather-related events such as hurricanes, as well as other natural and unnatural events such as terrorism, may adversely affect the financial results of the Company. The frequency and severity of these catastrophes are unpredictable. Although any one year may be free of major weather or other disasters or catastrophes, another year may have several such events, causing results to be materially worse than for other years. The extent of losses resulting from a catastrophe is a function of both the total amount of insured exposures in the affected area and the severity of the event.
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
     As discussed in Item 1. BUSINESS, the Company transfers a portion of the risk associated with the insurance that it sells to reinsurance companies through reinsurance contracts. The availability, amount and cost of such arrangements may vary significantly from year to year depending on market conditions, which include the number and severity of recent natural disasters. Any decrease in the amount of reinsurance purchased by the Company would increase its risk of loss. Furthermore, the Company is exposed to credit risk related to amounts recoverable from reinsurers.
Our investment income is very sensitive to prevailing interest rates, and general decreases in interest rates will adversely affect both our investment income and our net income.
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
Government regulation affecting property and casualty insurance companies could restrict our operations in ways that would adversely affect our business.
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
     The Company’s business can be affected adversely by insurance regulations and other regulations affecting property and casualty insurance companies. For example, laws and regulations can set rates at levels that the Company does not believe are sufficient to recover the costs of the risks that it insures. Other laws and regulations can limit the Company’s ability to cancel or refuse to renew policies or require the Company to offer coverage to all policy applicants. Federal initiatives such as federal terrorism backstop legislation may also impact the insurance industry.
     Factors Affecting the Company Specifically:
The Company’s and MNH’s current operations are heavily dependent on their relationships with Mutual, and any disruption of those relationships could adversely affect our business.
     The Company’s and MNH’s business and day-to-day operations are closely aligned with those of Mutual. This is the result of a combination of factors. Mutual has had a historical ownership interest in the Company and MNH. At December 31, 2006 Mutual owned 11.9% of the Company’s common stock. Under the Services Agreement (see Item 1. BUSINESS), Mutual provides the Company and MNH with all facilities and with personnel to operate their business. The officers of the Company or MNH are employees of Mutual whose services are provided to, and paid for by, the Company and MNH through the Services Agreement. Further, since 2003 the Company and Mutual share underwriting results by means of a reinsurance pooling agreement.

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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     On February 1, 2007 the Company held a special meeting of stockholders to consider and adopt a merger agreement entered into with American European Group, Inc. and American European Financial, Inc. on October 31, 2006 and a proposal to transact other business that may have been properly brought before the meeting, including procedural matters such as a motion to adjourn the special meeting, if necessary or appropriate, to solicit additional proxies for the approval of the merger agreement.
     A summary of stockholder voting with respect to these items follows:
(1)	To adopt the Agreement and Plan of Merger, dated as of October 31, 2006, by and among Merchants Group, Inc., a Delaware corporation, American European Group, Inc., a Delaware corporation, and, American European Financial, Inc., a Delaware corporation (the “Merger Agreement”), and to approve the merger and related transactions contemplated by the Merger Agreement.

For	1,651,644
Against	7,802
Abstain	—
(2)	To adjourn or postpone the special meeting, if necessary, in order to solicit additional proxies in favor if there are not sufficient favorable votes at the time of the meeting to adopt the Merger Agreement and approve the merger and related transactions.

For	1,631,749
Against	26,697
Abstain	—
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     The Company’s common stock is traded on the American Stock Exchange (AMEX symbol: MGP). The following table sets forth the high and low closing prices of the common stock for the periods indicated as reported on the American Stock Exchange.

2006:	High	Low	Dividend

Fourth Quarter	$32.44	$29.51	$.25
Third Quarter	31.30	29.69	.25
Second Quarter	31.50	28.98	.25
First Quarter	30.65	27.85	.25

2005:	High	Low	Dividend

Fourth Quarter	$31.60	$26.65	$.25
Third Quarter	27.10	24.10	.10
Second Quarter	26.60	24.00	.10
First Quarter	26.15	23.60	.10
     The number of stockholders of record of the Company’s Common Stock as of February 15, 2007 was 72. Securities held by nominees are counted as one stockholder of record.
     The Company has paid a quarterly cash dividend to its common stockholders since 1993. Continued payment of this dividend and its amount will depend upon the Company’s operating results, financial condition, capital requirements and other relevant factors, including legal restrictions applicable to the payment of dividends by its insurance subsidiary, MNH.
     As a holding company, the Company depends on dividends from its subsidiary, MNH, to pay cash dividends to its stockholders. MNH is subject to New Hampshire state insurance laws which restrict its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer’s policyholders’ surplus as of the preceding December 31. The maximum amount of dividends that MNH could pay during any twelve-month period ending in 2007 without prior approval of the New Hampshire Insurance Commissioner is $7,167,000.
     During the fourth quarter of its fiscal year, neither the Company nor any “affiliated purchaser” (as defined in SEC Rule 10b-18(a)(3)) made any purchases of any of its equity securities on its behalf.
Equity Compensation Plan Information

			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	Of Outstanding Options,	Outstanding Options,	(Excluding Securities)
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders	0	N/A	0
Equity Compensation Plans Not Approved by Security Holders	0	N/A	0
Total	0	N/A	0
The company did not sell any unregistered equity securities during the 2006 fiscal year.

Item 6. SELECTED FINANCIAL DATA.
     The selected financial data set forth in the following table for each of the five years in the period ended December 31, 2006 have been derived from the audited consolidated financial statements of the Company.

	As of December 31,
	2002	2003	2004	2005	2006
	(in thousands, except per share amounts)

Net premiums written	$70,528	$64,179	$53,102	$45,135	$37,740

Net premiums earned	$83,120	$65,097	$57,123	$49,121	$41,173
Net investment income	10,403	8,815	7,881	7,733	7,938
Net investment gains (losses)	953	2,500	(221)	—	(60)
Other revenues	635	560	722	571	489

Total revenues	95,111	76,972	65,505	57,425	49,540

Net losses and loss adjustment expenses	62,873	49,612	37,681	26,408	22,147
Amortization of deferred policy acquisition costs	22,227	16,925	14,852	12,771	10,705
Other underwriting expenses	5,744	5,031	8,291	8,811	8,324

Total expenses	90,844	71,568	60,824	47,990	41,176

Income before income taxes	4,267	5,404	4,681	9,435	8,364
Provision for income taxes	1,729	1,039	919	2,736	2,427

Net income	$2,538	$4,365	$3,762	$6,699	$5,937

Earnings per share
Basic	$1.19	$2.07	$1.78	$3.17	$2.77

Diluted	$1.19	$2.07	$1.78	$3.16	$2.77

Weighted average number of shares outstanding:
Basic	2,125	2,110	2,114	2,115	2,145
Diluted	2,129	2,111	2,118	2,118	2,145

Balance Sheet Data: (at year end)
Total investments	$209,397	$202,887	$197,709	$182,289	$177,528
Total assets	265,900	268,678	255,704	233,978	222,795
Reserve for losses and loss adjustment expenses	147,136	146,474	128,415	115,191	104,914
Unearned premiums	35,119	36,176	33,685	29,662	25,371
Stockholders’ equity	67,924	70,259	71,974	75,894	80,221

Dividend Data:
Cash dividend per common share	$.40	$.40	$.40	$.55	$1.00

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
Important Subsequent Events
     Upon completion of the Merger, each issued share of the Company’s common stock (other than shares held by the Company or by any of its subsidiaries, which will be cancelled, and other than shares as to which the holders have validly exercised appraisal rights) will be converted into the right to receive $33.00 in cash, without interest, plus (subject to certain contingencies) an additional amount per share equal to a pro rated portion of the Company’s current regular dividends that have not been paid through the time of the closing.
2006 Compared to 2005
     Results of operations for 2006 and 2005 reflect the effects of the Services Agreement and the Reinsurance Pooling Agreement among the Company, its wholly-owned insurance subsidiary, MNH, and Mutual, effective January 1, 2003. The Services Agreement calls for Mutual to provide underwriting, administrative, claims and investment services to the Company and MNH. The Reinsurance Pooling Agreement provides for the pooling, or sharing, of insurance business traditionally written by Mutual and MNH on or after the effective date. MNH’s share of pooled (combined Mutual and MNH) premiums earned and losses and loss adjustment expenses (LAE) for 2006 and 2005 in accordance with the Reinsurance Pooling Agreement was 25% and 30%, respectively. The Reinsurance Pooling Agreement pertains to premiums earned and incurred losses and LAE. Direct premiums written by MNH or Mutual are not pooled. MNH’s share of pooled premiums will be 25% in 2007.
     Total combined Mutual and MNH or “group-wide” direct premiums written (DWP) for the year ended December 31, 2006 were $198,258,000, an increase of $3,030,000, or 2%, from $195,228,000 in 2005. The Company’s pro-forma share of combined DWP in 2006, in accordance with the Reinsurance Pooling Agreement, was $49,565,000 compared to $58,569,000 in 2005. The table below shows a comparison of DWP by major category in 2006 and 2005:

				MNH
	Group-wide DWP			Pro Forma Share
	Year ended			Year ended
	December 31,			December 31,
	2006	2005	Variance	2006	2005	Variance
	(000’s omitted)			(000’s omitted)
				(25%)	(30%)
Voluntary Personal	$36,154	$40,842	(11%)	$9,038	$12,253	(26%)
Voluntary Commercial	145,838	131,789	11%	36,460	39,537	(8%)
Umbrella Program	15,060	19,688	(24%)	3,765	5,906	(36%)
Involuntary	1,206	2,909	(59%)	302	873	(65%)

Total Direct Written Premiums	$198,258	$195,228	2%	$49,565	$58,569	(15%)

     The 11% (or $4,688,000) decrease in group-wide voluntary personal DWP resulted from a 20% decrease in private passenger automobile (PPA) DWP and a 1% decrease in homeowners DWP. The decrease in PPA DWP is the result of the companies’ decision, implemented in 2001, not to write new policies in certain jurisdictions and to increased availability of this product from other competitors. As a result, voluntary PPA policies in force at December 31, 2006 were 12,173, a decrease of 2,467 or 17%, from 14,640 at December 31, 2005.
     Group-wide voluntary commercial DWP were $145,838,000, an increase of $14,049,000, or 11%, from $131,789,000 in 2005. This increase resulted from period to period increases in every significant group-wide commercial product. The average premium per group-wide, non-Umbrella Program commercial policy increased 2% from the year earlier period. Total non-Umbrella Program commercial policies in force at December 31, 2006 were 38,737, an increase of 7% from 36,050 at December 31, 2005.
     The monoline commercial umbrella program (the Umbrella Program) resulted in $15,060,000 of DWP in 2006 compared to $19,688,000 in 2005. This decrease of $4,628,000 or 24% resulted from increased competition from property casualty companies that have expanded their underwriting appetite to include commercial umbrella policies written in conjunction with the underlying property and liability policies. The Umbrella Program is marketed exclusively through one independent agent and approximately 95% of the premiums from Umbrella Program Policies are reinsured with an “A” rated national reinsurer through a quota share reinsurance treaty.
     The 59% decrease in group-wide involuntary DWP resulted primarily from a decrease in assignments from the New York Automobile Insurance Plan (NYAIP). DWP related to policies assigned from the NYAIP decreased 67% to $764,000 from $2,329,000 for 2005. The NYAIP provides coverage for individuals who are unable to obtain auto insurance in the voluntary market. Assignments from the NYAIP vary depending upon a company’s PPA market share and the size of the NYAIP. The Company is unable to predict the volume of future assignments from the NYAIP.
     In order to minimize the adverse impact of assignments from the NYAIP, the Company purchased territorial credits from an unaffiliated company pursuant to Section 6.A.7. of the NYAIP Manual. The credits against NYAIP assignments were generated by the other insurance company for writing PPA business in certain localities in New York with PPA market availability problems. The other insurance company, by nature of its concentration in PPA business in “credit” territories, generated more credits than it required to offset its NYAIP assignments. The purchased credits reduced the Company’s share of the NYAIP. The purchased credits decreased direct premiums written related to NYAIP assignments during 2006 and 2005 by approximately $971,000 and $1,200,000, respectively.
     Group-wide pooled net premiums written for 2006 were $167,697,000, an increase of $3,395,000, or 2%, from $164,302,000 for 2005. This increase resulted from the 2% increase in group-wide DWP. The Company’s share of pooled net premiums written in 2006 in accordance with the Reinsurance Pooling Agreement was $37,740,000, a decrease of $7,395,000, or 16%, from $45,135,000 in 2005. This decrease resulted primarily from the 5 percentage point decrease in the Company’s participation in the Reinsurance Pooling Agreement.
     Total revenues for 2006 were $49,540,000, a decrease of $7,885,000 or 14%, from $57,425,000 in 2005.
     The Company’s share of pooled net premiums earned in accordance with the Reinsurance Pooling Agreement for 2006 was $41,173,000. The Company’s share of net premiums earned in 2005 was

$49,121,000. This $7,948,000, or 16%, decrease in net premiums earned primarily resulted from the 5 percentage point decrease in the Company’s participation in the Reinsurance Pooling Agreement.
     Net investment income was $7,938,000, an increase of $205,000, or 3%, from $7,733,000 in 2005 primarily due to a 19 basis point (5%) increase in average portfolio yield somewhat offset by a 3% decrease in average portfolio assets.
     The Company recorded $60,000 of net investment losses in 2006. There were no net investment gains or losses in 2005. The 2006 amount included an aggregate $118,000 of investment losses related to other-than-temporary impairments.
     Other revenues were $489,000 in 2006, a decrease of $82,000, or 14%, from $571,000 in 2005, primarily due to the 5 percentage point decrease in the Company’s participation in the Reinsurance Pooling Agreement.
     Net losses and LAE were $22,147,000 for 2006, a decrease of $4,261,000, or 16%, from $26,408,000 for 2005. The decrease in net losses and LAE was due to the 16% decrease in net premiums earned. The calendar year loss and LAE ratio was 53.8% in 2006 and in 2005. The loss and LAE ratio for the current accident year was 63.9% in 2006 compared to 60.5% in 2005, an increase of 3.4 percentage points. This increase resulted from increased costs of reinsurance and market pricing pressure as well as a snow and ice storm in Western New York State during October 2006 that added approximately .9 percentage points to the 2006 accident year loss and LAE ratio. There were no similar storms in 2005.
     The Company recorded decreases to its estimate of losses and LAE related to prior accident years of $4,170,000 and $3,303,000 in 2006 and 2005, respectively, a difference of $867,000. These decreases in losses and LAE relating to prior accident years reduced the loss and LAE ratio in 2006 and 2005 by 10.1 and 6.7 percentage points, respectively. The reserve development for each product and for each accident year during 2006 was within the range of reasonably likely reserves by product as of December 31, 2005. It is not appropriate to predict future increases or decreases in the estimate of losses and LAE for prior accident years from past experience. See “Critical Accounting Policies and Estimates” for a further discussion of the Company’s Reserves for Losses and LAE. The following table documents the changes in the estimate of losses and LAE related to prior accident years recorded in 2006 for the Company’s primary products.

			Commercial
	Home-	PPA	Auto	Workers’	Commercial	General	All
Accident Year	owners	Liability	Liability	Compensation	Package	Liability	Other	Total
	Increases (decreases) (in thousands)
Prior to
2003	$266	$(408)	$(135)	$2,240	$(2,045)	$(632)	$(50)	$(764)
2003	15	(322)	181	385	(758)	(11)	32	(478)
2004	(84)	(245)	(149)	(532)	(586)	194	8	(1,394)
2005	120	(361)	(412)	(335)	(312)	(266)	32	(1,534)

Total	$317	$(1,336)	$(515)	$1,758	$(3,701)	$(715)	$22	$(4,170)

     The Company experienced favorable development during 2006 in its PPA liability product of $1,336,000, primarily due to lower claims frequency and lower estimated severity on voluntary business. These changes are consistent with increased fraud prevention, detection and prosecution efforts stemming from certain legislative changes in New York State.

     The Company experienced unfavorable development during 2006 in its workers’ compensation product of $1,758,000. The Company made no significant changes to its procedures for processing or reserving for workers’ compensation claims during 2006. The unfavorable loss development on the workers’ compensation product stems from inherent uncertainty in estimating ultimate costs in circumstances that involve the complex and changing medical condition of claimants.
     During 2006, the Company experienced favorable development in its commercial package and general liability products amounting to $3,701,000 related to accident years prior to 2002, due to lower than anticipated incurred loss development. The Company has made no changes to its procedures for processing or reserving for commercial package and general liability claims and is not aware of any changes to its business that might have caused a change in loss development patterns.
     The Company’s reduction in its estimate of losses and LAE related to prior accident years represented less than 4% of the recorded reserve for losses and LAE at December 31, 2005 and is within a reasonable range of loss reserve volatility for the products being underwritten.
     The Company made no changes to the key assumptions used in evaluating the adequacy of its reserves for losses and LAE during 2006. A reasonable possibility exists in any year that relatively minor fluctuations in the estimate of reserves for losses and LAE may have a significant impact on the Company’s net income. This is due primarily to the size of the Company’s reserves for losses and LAE ($104,914,000 at December 31, 2006) relative to its net income.
     The ratio of amortization of deferred policy acquisition costs and other underwriting expenses to net premiums earned was 46.2% for 2006 compared to 43.9% for 2005. Amortization of deferred policy acquisition costs decreased $2,066,000 or 16% compared to the year earlier period, consistent with the 16% decrease in net premiums earned. Other underwriting expenses as a percentage of net premiums earned increased by 2.3 percentage points to 20.2% in 2006 from 17.9% in 2005 primarily due to an increase in expenses associated with the efforts to sell the Company to $1,463,000 in 2006, compared to $303,000 in 2005. Other underwriting expenses include retrospective commissions related to the Reinsurance Pooling Agreement, which provides for retrospective commission income or expense due from or to Mutual based on the estimated experience compared to a targeted loss and LAE ratio. Retrospective commission expense totaled $2,765,000 (6.7 percentage points of the expense ratio for 2006) compared to $3,320,000 (6.8 percentage points of the expense ratio) for 2005. Commissions (other than retrospective commissions under the Reinsurance Pooling Agreement), premium taxes and other state assessments that vary directly with the Company’s premium volume represented 20.9% and 19.7% of net premiums earned in 2006 and in 2005, respectively.
     Tax exempt income reduced the Company’s effective income tax rate by 5 percentage points for the years ended December 31, 2006 and 2005.
2005 Compared to 2004
     MNH’s share of pooled (combined Mutual and MNH) premiums earned and losses and LAE for 2005 and 2004 in accordance with the Reinsurance Pooling Agreement was 30% and 35%, respectively. The Reinsurance Pooling Agreement pertains to premiums earned and incurred losses and LAE.
     Total combined Mutual and MNH or “group-wide” DWP for the year ended December 31, 2005 were $195,228,000, an increase of $4,090,000, or 2%, from $191,138,000 in 2004. The Company’s pro- forma share of combined DWP in 2005, in accordance with the Reinsurance Pooling Agreement, was

$58,569,000 compared to $66,900,000 in 2004. The table below shows a comparison of DWP by major category in 2005 and 2004:

				MNH
	Group-wide DWP			Pro Forma Share
	Year ended			Year ended
	December 31,			December 31,
	2005	2004	Variance	2005	2004	Variance
	(000’s omitted)			(000’s omitted)
				(30%)	(35%)
Voluntary Personal	$40,842	$50,879	(20%)	$12,253	$17,808	(31%)
Voluntary Commercial	131,789	119,113	11%	39,537	41,690	(5%)
Umbrella Program	19,688	17,536	12%	5,906	6,138	(4%)
Involuntary	2,909	3,610	(19%)	873	1,264	(31%)

Total Direct Written Premiums	$195,228	$191,138	2%	$58,569	$66,900	(12%)

     The 20% (or $10,037,000) decrease in group-wide voluntary personal DWP resulted from a 30% decrease in private passenger automobile DWP and a 1% decrease in homeowners DWP. The decrease in PPA DWP is the result of the companies’ decision, implemented in 2001, not to write new policies in certain jurisdictions and from the approval of the companies’ plan to withdraw from the New Jersey PPA market by the New Jersey Department of Banking and Insurance, which was effective in June 2003 and was completed in May 2005. As a result, voluntary PPA policies in force at December 31, 2005 were 14,640, a decrease of 5,291 or 27%, from 19,931 at December 31, 2004.
     Group-wide voluntary commercial DWP were $131,789,000, an increase of $12,676,000, or 11%, from $119,113,000 in 2004. This increase resulted from period to period increases in every significant group-wide commercial product. The average premium per group-wide, non-Umbrella Program commercial policy increased 2% from the year earlier period. Total non-Umbrella Program commercial policies in force at December 31, 2005 were 36,050, an increase of 8% from 33,415 at December 31, 2004.
     The 19% decrease in group-wide involuntary DWP resulted primarily from a decrease in assignments from the NYAIP. DWP related to policies assigned from the NYAIP decreased 16% to $2,329,000 from $2,783,000 for 2004. The NYAIP provides coverage for individuals who are unable to obtain auto insurance in the voluntary market. Assignments from the NYAIP vary depending upon a company’s PPA market share and the size of the NYAIP.
     In order to minimize the adverse impact of assignments from the NYAIP, the Company purchased territorial credits from an unaffiliated company pursuant to Section 6.A.7. of the NYAIP Manual. The purchased credits decreased DWP related to NYAIP assignments during 2005 and 2004 by approximately $1,200,000 and $2,351,000, respectively.
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
     The 6.9 percentage point decrease in the loss and LAE ratio for the current accident year primarily resulted from:
•	An improvement in the accident year direct loss and LAE ratio for each of the Company’s primary products, the most significant of which was an improvement from 64.4% to 54.1% in the accident year direct loss and LAE ratio in the Company’s PPA product. This improvement was due to increased fraud prevention, detection and prosecution efforts resulting from certain legislative changes in New York State. PPA is one of the Company’s larger products and represents approximately 23% of the Company’s net earned premiums. The decrease in the PPA loss and LAE ratio decreased the Company’s overall loss and LAE ratio by approximately 1.6 percentage points.

•	Mild weather in the Company’s operating territory during 2005 contributed to significant decreases in claim frequency (reported claims per earned policy) in the Company’s homeowners and commercial property products.
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

			Commercial
	Home-	PPA	Auto	Workers’	Commercial	General	All
Accident Year	owners	Liability	Liability	Compensation	Package	Liability	Other	Total
	Increases (decreases) (in thousands)
Prior to
2002	$126	$(172)	$(43)	$(1,856)	$2,054	$1,540	$300	$1,949
2002	79	(568)	(132)	(501)	(1,216)	(99)	21	(2,416)
2003	211	(333)	(323)	(36)	91	117	(104)	(377)
2004	(361)	(926)	(731)	(166)	4	223	(502)	(2,459)

Total	$55	$(1,999)	$(1,229)	$(2,559)	$933	$1,781	$(285)	$(3,303)

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
     As stated previously, the above methods assume that past experience adjusted for the effects of current developments and trends is an appropriate basis for predicting future events. A range of reasonably likely reserves by product as of December 31, 2006, net of reinsurance, developed by the Company’s actuaries are shown in the table below. Generally the low and the high values in the range represent reasonable minimum and maximum amounts of these actuarial indications using the methods described above.

	Range of Net Loss & LAE Reserves ($000’s)
Products*	Low	Recorded	High
Personal Auto	$7,357	$8,673	$10,147
Homeowners	$1,669	$2,256	$2,943
Commercial Auto	$8,896	$12,377	$16,036
Workers Compensation	$21,227	$26,029	$31,093
Commercial General Liability	$30,621	$39,923	$51,578
Commercial Property	$3,262	$4,078	$4,893
Other	$3	$3	$4
All Products	$79,596	$93,339	$108,565

*	The product categories shown in this table are those used by the Company in its loss reserving process. The Company’s reserve for unpaid losses and LAE in the table that follows are segregated by product type as defined in the Company’s Annual Statement filed with insurance department regulators.
     Because the reserve estimates by product are independent of each other it is highly unlikely that the actual results for each of the products will be consistent with all of the high estimates, or with all of the low estimates, at the same time. Accordingly, the low and the high estimates for “All Products” shown above are greater than the sum of the low estimates and less than the sum of the high estimates, resulting in a narrower range.
     Despite the many factors considered in the reserving process, it is reasonably probable that actual payments for losses and LAE will differ from those contemplated in the Company’s reserves. Such fluctuations could have a significant impact on the Company’s net income. This is primarily due to the size of the Company’s reserves for losses and LAE ($104,914,000 at December 31, 2006) relative to its net income.
     The following table presents the liability for the reserve for unpaid losses and LAE separated into case reserves, reserves for IBNR losses and reserves for LAE by major product:

	December 31,
	2006	2005
	(000’s)
Case reserves:
PPA liability	$5,203	$6,072
Homeowners	1,353	1,899
Commercial auto liability	4,336	5,384
Workers’ compensation	13,136	14,531
Commercial package	10,302	12,739
General liability	618	505
Other	147	308

Total case reserves	35,095	41,438

IBNR:
PPA liability	2,092	4,372
Homeowners	381	228
Commercial auto liability	6,484	6,396
Workers’ compensation	10,531	8,074
Commercial package	16,964	16,965
General liability	2,608	2,581
Other	(228)	(407)

Total IBNR	38,832	38,209

Reserve for LAE:
PPA liability	1,342	2,004
Homeowners	522	604
Commercial auto liability	1,523	1,622
Workers’ compensation	2,364	2,104
Commercial package	10,174	11,493
General liability	3,322	3,668
Other	165	242

Total reserve for LAE	19,412	21,737

Subtotal	93,339	101,384
Reinsurance recoverables	11,575	13,807

Reserve for losses and LAE	$104,914	$115,191

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
     The Company’s investment committee, comprised of the Chief Operating Officer, the Chief Investment Officer and the Chief Financial Officer, meets monthly and monitors the Company’s investment portfolio for declines in value that are other-than-temporary. This assessment requires significant judgment. The investment committee considers the nature of the investment, the severity and length of the decline in fair value, events specific to the issuer including valuation modeling, overall market conditions, and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. When a decline in the fair value of a security is determined to be other-than-temporary, the Company adjusts the cost basis of that security to fair value and records a charge to earnings. Future increases in fair value, and future decreases in fair value if not other-than-temporary, are included in other comprehensive income.
Liquidity and Capital Resources
     In developing its investment strategy the Company determines a level of cash and short-term investments which, when combined with expected cash flow, is estimated to be adequate to meet expected cash obligations. Due to declining written premiums however, the Company’s operating activities have resulted in a use of cash each year since 2001. Net cash used in operations was $4,350,000 in 2006.
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
     At December 31, 2006, the Company owned 124 investment securities, of which 105 were in an unrealized loss position. As of December 31, 2006 all of the Company’s fixed maturity investments were exchange traded or are readily marketable and are supported by the broker/dealer community. The total potential impact on the Company’s future earnings if the unrealized losses associated with its investment portfolio at December 31, 2006 were to become other-than-temporary would be $2,991,000, or $1,974,000 after taxes.
     Included in net investment losses for the year ended December 31, 2006 are write-downs on investment securities held in the Company’s investment portfolio at December 31, 2006 determined to have had an other-than-temporary impairment in market value. The total amount of other-than-temporary impairments recorded as losses amounted to $118,000 in 2006. No other-than-temporary impairments were recorded in 2005. There were $700,000 of such impairments recorded in 2004.
     At December 31, 2006, $2,925,000 or 2% of the Company’s investment portfolio was invested in non-investment grade securities, compared to $6,123,000 or 3% at December 31, 2005.

     The Company designates newly acquired fixed maturity investments as available for sale and carries these investments at fair value. Unrealized gains and losses related to these investments are recorded as accumulated other comprehensive income within stockholders’ equity.
     At December 31, 2006 the Company’s portfolio of fixed maturity investments represented 88.4% of invested assets. Management believes that this level of fixed maturity investments is consistent with the Company’s liquidity needs because it anticipates that cash receipts from net premiums written, investment income and maturing securities will enable the Company to satisfy its cash obligations. Furthermore, a portion of the Company’s fixed maturity investments are invested in mortgage-backed and other asset-backed securities which, in addition to interest income, provide monthly paydowns of bond principal.
     At December 31, 2006, $80,518,000, or 51.3%, of the Company’s fixed maturity portfolio was invested in mortgage-backed and other asset-backed securities. The Company invests in a variety of collateralized mortgage obligation (“CMO”) products but has not invested in the derivative type of CMO products such as interest only, principal only or inverse floating rate securities. All of the Company’s CMO investments have a secondary market and their effect on the Company’s liquidity does not differ significantly from that of other fixed maturity investments.
     At December 31, 2006, the Company owed $1,915,000 of retrospective commissions to Mutual in accordance with the Reinsurance Pooling Agreement (see the “2006 compared to 2005” section of this Item for a discussion of retrospective commissions). The Reinsurance Pooling Agreement requires the amount of retrospective commissions to be calculated and paid annually, six months after the end of each calendar year.
     The Company did not repurchase any shares of its common stock during 2006. At December 31, 2006 the Company was holding 1,139,700 shares in treasury.
     During 2006 stock options for 13,000 shares of the Company’s stock were exercised. Proceeds to the Company from the exercise of these options amounted to $273,000.
     The Company has arranged for a $2,000,000 unsecured credit facility from a bank. Any borrowings under this facility are payable on demand and carry an interest rate which can be fixed or variable and is negotiated at the time of each advance. This facility is available for general working capital purposes and for repurchases of the Company’s common stock. No amounts were outstanding related to this facility at December 31, 2006.
     As a holding company, the Company is dependent upon cash dividends from MNH to meet its obligations and to pay any cash dividends. MNH is subject to New Hampshire insurance laws which place certain restrictions on its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of the insurer’s policyholders’ surplus as of the preceding December 31st. The maximum amount of dividends that MNH could pay during any twelve month period ending in 2007 without the prior approval of the New Hampshire Insurance Commissioner is $7,167,000. MNH paid $1,000,000, $2,000,000 and $750,000 of dividends to the Company in August 2006, January 2007 and March 2007, respectively. The Company paid aggregate quarterly cash dividends to its common stockholders of $1.00 per share in 2006, which amounted to $2,147,000.
     Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed 3 to 1. The Company has consistently followed a business strategy that would allow MNH to meet this 3 to 1 regulatory guideline. MNH’s ratio of net premiums written to statutory surplus for 2006 was .5 to 1.
Off-Balance Sheet Arrangements
     The Company does not have any off-balance sheet arrangements.
Contractual Obligations
     At December 31, 2006, the Company had no contractual obligations related to long-term debt, capital leases, operating leases, purchase obligations or other long-term liabilities reflected on its balance sheet.
     A summary of the Company’s non-cancelable contractual obligations follows:

		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
Reserve for losses and loss adjustment expenses	$104,914	$27,278	$36,720	$18,885	$22,031

     Unlike most other contractual obligations, reserves for losses and LAE do not have specified due dates. The amounts shown in the preceding table are the Company’s estimates of these amounts.
Recently Issued Accounting Standards
     The following accounting pronouncements were issued by the Financial Accounting Standards Board during 2006 and are effective for fiscal years ending after December 31, 2006:
•	SFAS No. 155 “Accounting for Certain Hybrid Instruments.”
•	SFAS No. 156 “Accounting for Servicing Assets and Liabilities.”
•	SFAS No. 157 “Fair Value Measurements.”
•	SFAS No. 158 “Employers’ Accounting For Defined Benefit Pension and Other Post Retirement Plans.”
•	SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities.”
•	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”
     The Company does not expect these pronouncements to have any material impact on its financial statements.
Federal Legislation
     The Terrorism Risk Insurance Act of 2002 (“TRIA”), signed into law on November 26, 2002, provides a federal backstop for losses related to the writing of the terrorism peril in property and casualty insurance policies. In December 2005, TRIA was extended through December 31, 2007. The Company has complied with TRIA requirements to notify commercial policyholders about requirements of the law, that the Company is required to offer terrorism coverage and how the coverage is priced. Currently, the Company is issuing terrorism exclusions on its commercial lines policies in states other than New York, where terrorism exclusions have not been approved by the New York Insurance Department. These exclusions will be effective if TRIA expires at December 31, 2007.

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
Relationship with Mutual
     The Company’s and MNH’s business and day-to-day operations are closely aligned with those of Mutual. This is the result of a combination of factors. Mutual has had a historical ownership interest in the Company and MNH. Prior to November 1986 MNH was a wholly-owned subsidiary of Mutual. Following the Company’s initial public offering in November 1986 and until a secondary stock offering in July 1993 the Company was a majority-owned subsidiary of Mutual. At December 31, 2006 Mutual owned 11.9% of the Company’s common stock. Under the Services Agreement, Mutual provides the Company and MNH with all facilities and personnel to operate their business. The officers of the Company and MNH are employees of Mutual whose services are provided to, and paid for by, the Company and MNH through the Services Agreement. Also, the operation of MNH’s insurance business, which offers substantially the same products as Mutual through the same independent insurance agents, creates a very close relationship among the companies.
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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
     Market risk represents the potential for loss due to changes in the fair value of financial instruments. The market risk related to the Company’s financial instruments primarily relates to its investment portfolio. The value of the Company’s investment portfolio of $177,528,000 at December 31, 2006 is subject to changes in interest rates and to a lesser extent on credit quality. Further, certain mortgage-backed and asset-backed securities are exposed to prepayment or extension risk generally caused by interest rate movements. If interest rates decline, mortgage holders would be more likely to refinance existing mortgages at lower rates. Acceleration of future repayments could adversely affect future investment income, if the accelerated receipts were invested in lower yielding securities.
     The table below provides information related to the Company’s fixed maturity investments at December 31, 2006. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based upon the maturity date or, in the case of mortgage-backed and asset-backed securities, expected payment patterns. Actual cash flows could differ from those shown in the table.
Expected Cash Flows of Principal Amounts ($ in 000’s):

							TOTAL
								Estimated
						There-	Amortized	Market
Available for Sale	2006	2007	2008	2009	2010	after	Cost	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$0	$3,002	$2,998	$4,245	$0	$0	$10,245	$10,139
Average interest rate	0.0%	3.2%	4.9%	4.8%	0.0%	0.0%	—	—

Obligations of states and political subdivisions	5,807	15,862	5,946	7,445	0	5,247	40,307	39,759
Average interest rate	4.6%	3.9%	4.5%	5.0%	0.0%	4.9%	—	—

Corporate securities	0	3,247	7,750	5,151	8,488	2,145	26,781	26,448
Average interest rate	0.0%	3.7%	4.5%	5.0%	5.5%	6.3%	—	—

Mortgage & asset backed securities	21,518	14,085	12,595	10,367	6,794	17,095	82,454	80,518
Average interest rate	4.8%	4.8%	4.8%	4.9%	4.9%	5.0%	—	—

Total	$27,325	$36,196	$29,289	$27,208	$15,282	$24,487	$159,787	$156,864

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
     Quarterly data for the two most recent fiscal years is set forth below:

	Three months ended
	3/31	6/30	9/30	12/31
	(in thousands, except per share amounts)

2006
Net premiums earned	$10,026	$10,019	$10,699	$10,429
Net investment income	1,944	2,002	1,923	2,069
Net investment gains (losses)	(110)	42	—	8
Other revenues	133	77	112	167

Total revenues	$11,993	$12,140	$12,734	$12,673

Income before income taxes	$3,295	$2,172	$1,652	$1,245
Net income	$2,338	$1,534	$1,159	$906
Net income per diluted share	$1.09	$.71	$.54	$.43

2005
Net premiums earned	$11,977	$12,767	$12,155	$12,222
Net investment income	1,936	1,908	1,890	1,999
Net investment gains	—	—	—	—
Other revenues	136	114	163	158

Total revenues	$14,049	$14,789	$14,208	$14,379

Income before income taxes	$1,599	$4,532	$2,484	$820
Net income	$1,188	$3,178	$1,721	$612
Net income per diluted share	$.56	$1.50	$.81	$.29

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
     The Company’s Chief Operating Officer and Chief Financial Officer also evaluated the Company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) and determined that no changes in internal control over financial reporting occurred during the quarter ended December 31, 2006 that have materially affected, or which are reasonably likely to material affect, the Company’s internal controls over financial reporting.
Item 9.B. OTHER INFORMATION.
     None.

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS
Information Concerning Directors
     The Company’s Certificate of Incorporation provides that the number of directors of the Company shall be not less than five and not more than fifteen and that the directors shall be divided into three classes, each class containing as nearly equal a number of directors as possible, with one class standing for election each year. Directors for each class are elected for three year terms at the annual meeting in which the term of their class expires.
     The Board of Directors has determined that all members of the Company’s Board of Directors are independent directors under the American Stock Exchange Listing Qualifications.
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
     The Company’s Board of Directors has adopted a Code of Conduct and Ethics and a Code of Business Conduct, which governs business decisions made and actions taken by the Company’s directors, officers and employees. A copy of this code is available in print, without charge, to any shareholder upon written request to:
Investor Relations
Merchants Group, Inc.
250 Main Street
Buffalo, NY 14202

Directors
The following table sets forth information regarding directors:

Name, Position and
Tenure with the Company	Age	Principal Occupation and Business Experience For Past Five Years

Director Whose Terms Expire In 2009

Henry P. Semmelhack Director since 1987	70	Chairman, President and Chief Executive Officer from 1982 to 2002 of Barrister Global Services Network, Inc., a public computer software and services company. Private investor since 2002.

Directors Whose Terms Expire In 2008

Andrew A. Alberti Director since 1998	61	President of Cross River International, Inc., an insurance management consulting firm, since 1993; President of Hanover Management Services Inc., an insurance management consulting firm, from 1989 to 1993. Positions in the New York Insurance Department Liquidation Bureau from 1973 to 1988.

Frank J. Colantuono Director since 1994	58	President and Chief Executive Officer of Independent Health Association, Inc., a health maintenance organization, from 1984 to 2004. President Emeritus from 2004 to present.

Directors Whose Terms Expire in 2007

Brent D. Baird Director since 1995	68	President and Chief Executive Officer of the Company from 1995 to 2003; private investor since 1991; limited partner of Trubee Collins & Co. (member firm of New York Stock Exchange, Inc.) from 1983 to 1991.

Thomas E. Kahn Director since 2000 and Chairman of the Board since May, 2004	54	Vice President and Secretary of Clayton Management Company, an investment management company, since 1993.

Executive Officers
     The following is a listing of the Company’s executive officers.

Name, Position and
Tenure with the Company	Age	Principal Occupation and Business Experience for Past Five Years

Robert M. Zak Senior Vice President and Chief Operating Officer	49	President and Chief Executive Officer of MNH and Mutual since November 1, 1995; Director of MNH since 1990; Director of the Company from 1994 to 2006; Sr. Vice President of MNH and Mutual from 1992 to 1995; Chief Financial Officer of the Company, MNH and Mutual from 1991 through 1996; Vice President — Financial Services of MNH and Mutual from 1989 through 1996; Secretary of MNH and Mutual from 1990 through November 1, 1995.

Edward M. Murphy Vice President, Chief Investment Officer and Assistant Secretary since 1991	56	Vice President and Chief Investment Officer of the Company, Mutual and MNH since 1991; Assistant Vice President of Mutual and MNH from 1989 to 1991.

Kenneth J. Wilson Vice President, Treasurer, and Chief Financial Officer since 1996 and Secretary since 1999	59	Vice President, Treasurer and Chief Financial Officer of the Company, Mutual and MNH since 1996; President and Chief Executive Officer of Carbadon Corp. and its operating subsidiary, Empire of America Realty Credit Corp., from December 1995 to December 1996 and Chief Financial Officer from November 1992 to December 1996.
     There are no family relationships between any of the directors or executive officers of the Company.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers and holders of more than 10% of the Company’s common stock (collectively “Insiders”) to file with the Securities and Exchange Commission reports regarding their ownership and changes in ownership of the Company’s securities. The Company believes that during 2006 its directors, executive officers and 10% shareowners complied with all Section 16(a) filing requirements. In making this statement, the Company has relied upon examination of the copies of Forms 3, 4 and 5, and amendments thereto, provided to the Company by, and the written representations of, its directors, executive officers and 10% shareowners.

Item 11. COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS
Compensation Discussion and Analysis:
     The Company and its wholly-owned operating subsidiary, MNH, have no employees and do not compensate their executive officers, including the executive officers named in the Summary Compensation Table (the “NEOs”). Mutual operates and manages the Company’s business under the terms of a Services Agreement. The NEOs are employees of Mutual, and Mutual compensates them for their services to it, including both services they provide to Mutual for managing Mutual and services they provide in managing the Company and MNH under the terms of the Services Agreement.
     Although Mutual may use a portion of the fees that the Company and MNH pay to Mutual under the Services Agreement to compensate the NEOs for providing services to the Company and MNH, the Company has not negotiated with Mutual the levels or types of compensation that Mutual pays to the NEOs. Accordingly, the Company does not have a compensation program with respect to the NEOs.
Compensation Committee Report:
     The Compensation Committee of the Board of Directors consists of Andrew A. Alberti, Frank J. Colantuono and Thomas E. Kahn. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Regulation S-K, Item 402(b) (section 222.402(b)) with management, and based upon that review and discussion the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K.

Submitted by the Compensation Committee: Frank J. Colantuono, Chairman Andrew A. Alberti Thomas E. Kahn
     The Compensation Committee Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC, or subject to Regulation 14A or Regulation 14C of the SEC, or to be subject to the liabilities of Section18 of the Securities Exchange Act, except if, in the future, the Company specifically requests that the information be treated as soliciting material or specifically incorporates it by reference into a document filed under the Securities Act or the Securities Exchange Act.
Summary Compensation Table:
     The following table contains information covering the compensation awarded to, earned by, or paid to, the principal executive officer, principal financial officer, and any other executive officers of Merchants Group, Inc. whose total compensation exceeded $100,000, by any person for services provided to Merchants Group, Inc. in the fiscal year ended December 31, 2006.

Name and Principal Position	Year	Salary	Total
		$(2)	$(2)
Robert M. Zak (1)	2006	$0	$0
Chief Operating Officer

Kenneth J. Wilson	2006	$0	$0
Chief Financial Officer

(1)	Since November 30, 2004, Mr. Zak has assumed the duties of the principal executive officer of the Company.

(2)	Under the Services Agreement, effective January 1, 2003, salaries for officers who are employees of Mutual are allocated by Mutual to the various services (administrative, underwriting, claims and investments) provided by Mutual pursuant to the Services Agreement and, where applicable, Mutual used the allocations to determine the fees it charged to MNH. As such, the exact portion of their compensation that Mutual charged to MNH for the services of Mr. Zak and Mr. Wilson is not determinable. Based on information provided by Mutual, the Company estimates that the portion of Mr. Zak’s and Mr. Wilson’s salaries for 2006 included in the fees charged to MNH pursuant to the Services Agreement was $96,000 and $51,000, respectively.
Grants of Plan-Based Awards:
     The Company’s Option Plan expired in 1996. No plan based awards were made to the NEOs for services provided to the Company.
Outstanding Equity Awards at Fiscal Year-End:
     There were no outstanding Equity Awards for NEOs as of the fiscal year-end. All equity options previously awarded to NEOs expired as of February 22, 2006.
Option Exercises and Stock Vested:
     The following table sets forth information concerning any exercises of stock options, SARs, and similar instruments, and any vesting of stock, including restricted stock, restricted stock units and similar instruments, during 2006 for each of the NEOs on an aggregated basis.
OPTIONS EXERCISED AND STOCK VESTED

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired	Realized on
Name	Exercise	Exercise	on Vesting	Vesting
	(#)	($) (1)	(#)	($)
Robert M. Zak	7,500	66,750	0	0

(1)	Based upon the difference between the closing price of the common stock on the American Stock Exchange on the date of exercise and exercise price of the stock option.
Pension Benefits:

     The Company does not provide pension benefits to the NEOs under any plan that provides payments or other benefits following or in connection with their retirement.
Non-Qualified Deferred Compensation:
     The Company does not maintain any defined contribution or other plan that provides for the deferral of compensation for the benefit of the NEOs.
Directors Compensation:
     The following table contains information concerning the total compensation earned by each individual who served as a director of the Company during 2006 other than directors who are also NEOs.

	Fees
	Earned
	Or Paid
Name	In Cash	Total
	($)	($)
Andrew A. Alberti	$38,500	$38,500
Brent D. Baird	37,000	37,000
Frank J. Colantuono	48,000	48,000
Thomas E. Kahn (1)	141,500	141,500
Henry P. Semmelhack	42,500	42,500

(1)	Mr. Kahn received additional director fees for his participation in meetings, conferences, interviews and negotiations with third parties as a representative of the Board, which resulted in the Merger Agreement with AEG.
Compensation Committee Interlocks and Insider Participation:
     With respect to members serving on the Company’s Compensation Committee during 2006, there are no “compensation committee interlocks” which the SEC regulations would require to be disclosed in this report, and there was no “insider participation” which the SEC regulations would require to be disclosed.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
Security Ownership of Certain Beneficial Owners
     Merchants Group, Inc. believes that the following persons and groups were the beneficial owners of more than 5% of the outstanding shares as of March 20, 2007.

	Number of Shares
	Beneficially		Percent
Name and Address of Beneficial Owner	Owned (1)		of Class

John D. Weil 200 N. Broadway St. Louis, Missouri 63102	256,155	(2)	11.9%

Merchants Mutual Insurance Company 250 Main Street Buffalo, New York 14202	255,000	(3)	11.9%

Brent D. Baird and others 1350 One M&T Plaza Buffalo, New York 14203	232,400	(4)	10.8%

Franklin Resources, Inc. 777 Mariners Island Blvd. San Mateo, California 94404	155,800	(5)	7.3%

Kahn Brothers & Co., Inc. 555 Madison Avenue New York, New York 10022	112,186	(6)	5.2%

Dimensional Fund Advisors, Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, California 90401	112,424	(7)	5.2%

(1)	The beneficial ownership information presented is based upon information furnished by each person or contained in filings made with the Securities and Exchange Commission. Except as otherwise indicated, each person has sole voting and investment power with respect to the Shares indicated.

(2)	These shares are owned by Woodbourne Partners, LP, an investment partnership of which Clayton Management Company is the sole general partner. Clayton Management has sole voting and investment power over these shares. John D. Weil owns 100% of the outstanding stock of Clayton Management. Includes 4,995 shares held in six individual retirement accounts maintained for the benefit of certain persons holding limited partnership interests in Woodbourne Partners, LP. Mr. Weil disclaims beneficial ownership of such shares.

(3)	Mutual operates its business in conjunction with Merchants Group, Inc. and Merchants Insurance

Company of New Hampshire, Inc., Merchants Group Inc.’s wholly-owned subsidiary.

(4)	Mr. Baird has sole voting and dispositive powers with respect to 13,600 shares and Mr. Baird, members of the Baird family, and entities owned or controlled by the Baird family have shared voting and dispositive power with respect to 218,800 shares.

(5)	Franklin Resources, Inc. through its advisory subsidiary, Franklin Advisory Services, LLC, has sole voting and dispositive power with respect to the 155,800 shares.

(6)	Based on a Schedule 13G/A dated February 2, 2005, which indicated Kahn Brothers & Co., Inc. shares dispositive power but no voting power with respect to these shares.

(7)	Dimensional Fund Advisors has sole voting and dispositive power with respect to the 112,424 shares.
     Merchants Group, Inc. is subject to statutes governing insurance holding company systems. Under the terms of the applicable New Hampshire statute, any person or entity desiring to effect an acquisition of the Company’s securities that would result in that person or entity owning 10% or more of the Company’s outstanding voting securities would be required to obtain the approval of the New Hampshire Insurance Department prior to the acquisition.
Security Ownership of Management
     The following table sets forth the number of Merchants Group, Inc. shares beneficially owned as of March 20, 2007 (unless otherwise indicated) by each director and each one of the executive officers who would be a “named executive officer” listed in the Summary Compensation Table. Unless otherwise stated, each person has sole voting and investment power with respect to the Shares set forth in the table.

	Number of Shares		Percent
Name	Beneficially Owned (1)		of Class (2)
Andrew A. Alberti	0		—
Brent D. Baird	232,400	(3)	10.8%
Frank J. Colantuono	1,000		*
Thomas E. Kahn	0	(4)	—
Henry P. Semmelhack	1,500		*
Robert M. Zak	22,410	(5)	1.0%
Kenneth J. Wilson	1,000		*
Directors and officers as a group (7 persons)	258,310		12.0%

*	Less than 1% of the amount outstanding.

(1)	The beneficial ownership information presented is based upon information furnished by each person or contained in filings made with the Securities and Exchange Commission. Unless as otherwise indicated, each person has sole voting and investment power with respect to the Shares indicated.

(2)	Percentage calculations for each individual and group in the table are based on 2,145,652 shares outstanding.

(3)	See note 4 to table under “Security Ownership of Certain Beneficial Owners.”

(4)	See note 2 to table under “Security Ownership of Certain Beneficial Owners.” Mr. Kahn is a Vice President and the Secretary of Clayton Management.

(5)	Includes 2,800 shares that Mr. Zak owns jointly with his spouse, and 1,110 Shares held by the Merchants Mutual Supplemental Executive Retirement Plan for the benefit of Mr. Zak. Does not include 255,000 Shares owned by Mutual as to which Mr. Zak disclaims beneficial ownership. Mr. Zak is President and Chief Executive Officer of Mutual.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     The Company and MNH operate and manage their business in conjunction with Merchants Mutual Insurance Company (Mutual), a New York domiciled mutual property and casualty insurance company, under a services agreement (the Services Agreement) that became effective January 1, 2003. At December 31, 2006, Mutual owned 11.9% of the Company’s issued and outstanding common stock. The Company and MNH do not have any operating assets or employees. In accordance with the Services Agreement, Mutual provides the Company and MNH with the facilities, management and personnel required to operate their day-to-day business. The Services Agreement covers: administrative services, underwriting services, claims services and investment and cash management services.
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
     The Pooling Agreement provides for MNH to cede, or transfer, to Mutual all premiums and risks on its Traditional Business during the term of the agreement, and then to assume from Mutual a percentage of all of Mutual’s and MNH’s Traditional Business (the Pooled Business). MNH assumed 25% of the Pooled Business in 2006, 30% in 2005 and 35% in 2004. MNH’s share of the Pooled Business will be 25% in 2007. Mutual retains a share of the risk in MNH’s Traditional Business under Mutual’s control pursuant to a profit and loss sharing arrangement in the Pooling Agreement based on the loss and loss adjustment expense (LAE) experience of the Pooled Business. The Company believes the Pooling Agreement and profit (or loss) sharing feature included therein aligns the interests of MNH and Mutual.
     On October 31, 2006, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with American European Group, Inc. (AEG), a Delaware corporation, and American European Financial, Inc., a newly-formed Delaware corporation that is a wholly owned subsidiary of AEG (Merger Sub), pursuant to which Merger Sub will merge with and into the Company (the Merger). Upon completion of the Merger, the Company will be a wholly owned subsidiary of AEG. The Merger is expected to be consummated in the first quarter of 2007. The Company’s shareholders approved the Merger on February 1, 2007. The New Hampshire Department of Insurance approved the Merger on March 21, 2007.
     On December 27, 2006 the Company, Mutual and AEG entered into an agreement (the Renewal Rights Agreement) whereby, contingent upon completion of the Merger, MNH will sell the renewal rights to all of its Traditional Business to Mutual. Substantially all of MNH’s business will be renewed by Mutual or one of its subsidiaries. The Renewal Rights Agreement provides that Mutual will continue to provide underwriting and claims services for policies and claims on MNH’s Traditional Business. The Renewal Rights Agreement also provides, upon completion of the Merger, for the Pooling Agreement between Mutual and MNH to continue through December 31, 2009 and subject to certain conditions, December 31, 2009.
     The Renewal Rights Agreement includes notice by Mutual of the termination of the

Administrative Annex of the Services Agreement effective June 30, 2007 unless terminated earlier because the Merger has become effective. In addition, it includes conditional termination of the remaining annexes to the Services Agreement and the Reinsurance Pooling Agreement effective December 31, 2007 by Mutual, in the event the Renewal Rights Agreement does not become effective by June 30, 2007.
     Mutual controls (as that term is used in the New Hampshire Insurance Law) the Company by reason of the combination of Mutual’s ownership of Shares of the Company, and the management of the day-to-day business of the Company and MNH under the Services Agreement by officers who are also officers of Mutual.
     During the fiscal year ended December 31, 2006, the law firm of Hodgson Russ LLP served as principal corporate counsel to the Company and billed the Company an aggregate of $115,596 for its legal services, which included services provided by one of its partners, David M. Stark. Mr. Stark is the son-in-law of Brent D. Baird, a Director of the Company.
     The following individuals are members of the Company’s Board of Directors: Andrew A. Alberti, Brent D. Baird, Frank J. Colantuono, Thomas E. Kahn, Henry P. Semmelhack.
     The Board of Directors has determined that all of its members are independent directors under the American Stock Exchange Listing Qualifications.
Item 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES
     PricewaterhouseCoopers LLP (PwC) has served as the Company’s independent auditor since 1981. Services provided to the Company and its subsidiaries by PwC in 2006 included the examination of the Company’s consolidated financial statements, limited reviews of quarterly reports, statutory audits of subsidiaries, services related to filings with the Securities and Exchange Commission, and consultations on various tax and accounting matters.
Audit Fees
     The following table sets forth the fees for professional services rendered by PwC for the audit of the Company’s annual financial statements for the years ended December 31, 2006 and 2005, and for tax fees billed in 2006 and 2005.

	2006		2005
Audit Fees	$294,300		$176,050
Audit Related Fees	18,000	(b)	6,285	(a)
Tax Fees (c)	3,000		2,500
All Other Fees	—		—

	$315,300		$184,835

(a)	Audit related fees consist primarily of consulting fees related to internal controls in connection with planning for compliance with Section 404 of the Sarbanes Oxley Act of 2002.

(b)	Audit related fees consist primarily of fees related to the Company’s investigation of strategic alternatives and the preparation of audit workpapers for due diligence activities by potential acquirers of the company.

(c)	Principally tax compliance services.

     The Audit Committee has considered and determined that the provision of services by PwC other than professional services rendered for the audit of the Company’s annual financial statements and reviews of financial statements for quarterly reports is compatible with maintaining the independence of PwC.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.

(a)(1)	The following financial statements of Merchants Group, Inc. are included on pages F-1 to F-25:

(a)(2)	The following financial statement schedules of Merchants Group, Inc. are filed herewith pursuant to Item 8:
Schedule I —
Summary of Investments — Other Than Investments in Related Parties.
Schedule II —
Amounts Receivable From/Payable to Related Parties, and Underwriters, Promoters and Employees Other Than Related Parties.
Schedule III —
Condensed Financial Information of Registrant.
Schedule IV — Reinsurance
Schedule V —
Supplemental Insurance Information (see Schedule VI).
Schedule VI —
Supplemental Insurance Information Concerning Property — Casualty Subsidiaries

(a)(3)	Exhibits required by Item 601 of Regulation S-K:

	(3)	(a)	Restated Certificate of Incorporation (incorporated by reference to Exhibit No. 3C to Amendment No. 1 to the Company’s Registration Statement (No. 33-9188) on Form S-1 filed on November 7, 1986).

		(b)	Restated By-laws (incorporated by reference to Exhibit No. 3D to Amendment No. 1 to the Company’s Registration Statement (No. 33-9188) on Form S-1 filed on November 7, 1986).

	(10)	(a)	Management Agreement dated as of September 29, 1986 by and among Merchants Mutual Insurance Company, Registrant and Merchants Insurance Company of

New Hampshire, Inc. (incorporated by reference to Exhibit No. 10A to the Company’s Registration Statement (No. 33-9188) on Form S-1 filed on September 30, 1986).

	(b)	Services Agreement Among Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and Merchants Group, Inc. dated January 1, 2003 (incorporated by reference to Exhibit No. 10b to the Company’s 2003 Quarterly Report on Form 10-Q filed on May 14, 2003).

	(c)	Reinsurance Pooling Agreement between Merchants Insurance Company of New Hampshire, Inc. and Merchants Mutual Insurance Company effective January 1, 2003 (incorporated by reference to Exhibit No. 10c to the Company’s 2003 Quarterly Report on Form 10-Q filed on May 14, 2003).

	(d)	Endorsement to the Casualty Excess of Loss Reinsurance agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and American Reinsurance Company dated February 23, 2004 (incorporated by reference to Exhibit 10(e) to the Company’s 2004 Quarterly Report on Form 10-Q filed on November 10, 2004).

	(e)	Property Per Risk Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and American Reinsurance Company dated April 16, 2004 (incorporated by reference to Exhibit 10(f) to the Company’s 2004 Quarterly Report on Form 10-Q filed on November 10, 2004).

	(f)	Property Catastrophe Excess of Loss Reinsurance Agreement between Merchants Mutual Insurance Company, Merchants Insurance Company of New Hampshire, Inc. and the various reinsurers as identified by the Interest and Liabilities Agreements attaching to and forming part of this Agreement (filed herewith).

	(g)	Quota Share Reinsurance Treaty Agreement between Merchants Insurance Company of New Hampshire, Inc. and The Subscribing Underwriting Members of Lloyd’s, London specifically identified on the schedules attached to this agreement dated January 1, 2000 (incorporated by reference to Exhibit 10(h) to the Company’s 2000 Annual Report on Form 10-K filed on March 28, 2001).

*	(h)	Form of Amended Indemnification Agreement entered into by Registrant with each director and executive officer of Registrant (incorporated by reference to Exhibit No. 10N to Amendment No. 1 to the Company’s Registration Statement on (No. 33-9188) Form S-1 filed on November 7, 1986).

*	(i)	Merchants Mutual Insurance Company Adjusted Return on Equity Incentive Compensation Plan January 1, 2000 (incorporated by reference to Exhibit 10p to the Company’s 2000 Annual Report on Form 10-K filed on March 28, 2001).

*	(j)	Amendment No. 1 to Employee Retention Agreement between Robert M. Zak and Merchants Mutual Insurance Company originally dated as of May 31, 1999, dated February 6, 2002 (incorporated by reference to Exhibit 10(s) to the Company’s 2002 Annual Report on Form 10-K filed on March 31, 2003).

*	(k)	Amendment No. 1 to Employee Retention Agreement between Edward M. Murphy and Merchants Mutual Insurance Company originally dated as of March 1, 1999 dated February 6, 2002 (incorporated by reference to Exhibit 10(t) to the Company’s 10-K filed on March 31, 2003).

*	(l)	Amendment No. 1 to Employee Retention Agreement between Kenneth J. Wilson and Merchants Mutual Insurance Company originally dated as of March 1, 1999 dated February 6, 2002 (incorporated by reference to Exhibit 10(u) to the Company’s Annual Report on Form 10-K filed on March 31, 2003).

	(m)	Amendment to Services Agreement, dated June 12, 2006, among Merchants Group, Inc., Merchants Insurance Company of New Hampshire, Inc., and Merchants Mutual Insurance Company (incorporated by reference to Exhibit 99.1 to the Company’s form 8-K Report dated June 12, 2006).

	(n)	Amendment to Services Agreement, dated September 28, 2006 among Merchants Group, Inc., Merchants Insurance Company of New Hampshire, Inc., and Merchants Mutual Insurance Company (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K Report dated September 28, 2006).

	(o)	Agreement and Plan of Merger, dated as of October 31, 2006, by and between Merchants Group, Inc., American European Group, Inc., and American European Financial, Inc., (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated October 31, 2006).

	(p)	Agreement, dated December 22, 2006 among Merchants Group, Inc., Merchants Insurance Company of New Hampshire, Inc., Merchants Mutual Insurance Company, Merchants Preferred Insurance Company, MPIC, Inc., American European Group, Inc., Rutgers Casualty Insurance Company, and Rutgers Enhanced Insurance Company, relating to renewal rights (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated December 22, 2006).

(11)	(a)	Statement re computation of per share earnings (incorporated herein by reference to Note 9 to the Consolidated Financial Statements included in Item 8).

(14.1)		Merchants Group, Inc. Code of Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).

(14.2)		Merchants Insurance Group Code of Business Conduct, amended 12/2004 (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).

(21)		List of Subsidiaries of Registrant (incorporated by reference to Exhibit No. 22 to the Company’s Registration Statement (No. 33-9188) on Form S-1 filed on September 30, 1986).

(23)		Report and Consent of Independent Registered Public Accounting Firm (filed herewith).

(31)	Rule 13a-14(a)/15d-14(a) Certifications (filed herewith).

(32)	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code (filed herewith).

*	Indicates a management contract or compensation plan or arrangement.
     The Company will forward upon request any exhibit not contained herein upon payment of a fee equal to the Company’s reasonable expenses in furnishing the exhibits. Requests should be directed to:
Investor Relations
Merchants Group, Inc.
250 Main Street
Buffalo, New York 14202

MERCHANTS GROUP, INC.
SCHEDULE I — SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2006
(in thousands)

			Amount at
			which shown
	Amortized Cost/	Market	in the balance
Type of Investment	Cost	Value	sheet

Fixed maturities:

United States Government and government agencies and authorities	$10,245	$10,139	$10,139
Corporate securities	26,781	26,448	26,448
Mortgage and asset backed securities	82,454	80,518	80,518
Obligations of states and political subdivisions	40,307	39,759	39,759

Total fixed maturities	159,787	156,864	156,864

Preferred stocks	3,250	3,563	3,563

Short-term investments	17,017	17,017	17,017

Other	26	84	84

	$180,080	$177,528	$177,528

MERCHANTS GROUP, INC.
SCHEDULE II — AMOUNTS RECEIVABLE FROM/PAYABLE TO RELATED PARTIES,
AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER
THAN RELATED PARTIES
Years ended December 31, 2006, 2005 and 2004
(in thousands)

	2006	2005	2004

Receivable from (payable to) related parties, primarily Merchants Mutual Insurance Company (1):

Balance at beginning of period	$(113)	$(5,571)	$(2,090)
Change during the period	(701)	5,458	(3,481)

Balance at end of period	$(814)	$(113)	$(5,571)

Retrospective commission receivable from (payable to) Merchants Mutual Insurance Company (2):

Balance at beginning of period	$(2,590)	$(1,141)	$305
Change during the period	675	(1,449)	(1,446)

Balance at end of period	$(1,915)	$(2,590)	$(1,141)

(1)	Under a Services Agreement, Merchants Mutual Insurance Company (Mutual) provides employees, services and facilities for Merchants Insurance Company of New Hampshire, Inc. (MNH) to carry on its traditional insurance business on a fee basis. Under a Reinsurance Pooling Agreement, Mutual and MNH “pool” or share premiums and losses on their traditional insurance business. The balance in the intercompany receivable (payable) account indicates the amount due from (to) Mutual for the excess (deficiency) of premiums collected over (from) payments for losses, services and facilities provided to MNH.

(2)	A Pooling Agreement between the Company and Mutual provides for retrospective commission income or expense based upon the actual cumulative experience of the pooled business since the agreement’s inception, compared to a targeted loss and LAE ratio of 74%. Commissions are settled annually, six months after the end of the calendar year.

MERCHANTS GROUP, INC.
SCHEDULE III — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in thousands except per share and share amounts)
BALANCE SHEET

	December 31,
	2006	2005

Assets
Investment in subsidiary	$77,275	$73,033
Other assets	3,486	2,974

Total assets	$80,761	$76,007

Liabilities and Stockholders’ Equity

Other liabilities	$540	$113

Total liabilities	540	113

Stockholders’ equity:
Preferred stock, $.01 par value, authorized and unissued 3,000,000 shares	—	—
Preferred stock, no par value, $424.30 stated value, no shares issued or outstanding at December 31, 2006 or 2005	—	—
Common stock, $.01 par value, authorized 10,000,000 shares; 2,145,652 shares issued and outstanding at December 31, 2006 and 2,132,652 shares issued and outstanding at December 31, 2005	33	33
Additional paid in capital	36,540	36,267
Treasury stock, 1,139,700 shares at December 31, 2006 and 2005	(22,766)	(22,766)
Accumulated other comprehensive loss	(2,276)	(2,540)
Accumulated earnings	68,690	64,900

Total stockholders’ equity	80,221	75,894

Total liabilities and stockholders’ equity	$80,761	$76,007

MERCHANTS GROUP, INC.
SCHEDULE III — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Continued
(in thousands)
INCOME STATEMENT

	Year ended December 31,
	2006	2005	2004

Revenues:
Equity in net income of subsidiary	$6,978	$7,004	$4,209
Investment income	99	27	8

Total revenues	7,077	7,031	4,217

Expenses:
General and administrative expenses	1,676	489	685

Operating income before income taxes	5,401	6,542	3,532
Income tax benefit	(536)	(157)	(230)

Net income	$5,937	$6,699	$3,762

MERCHANTS GROUP, INC.
SCHEDULE III — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Continued
(in thousands)
STATEMENT OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents:

	Year ended December 31,
	2006	2005	2004
	(in thousands)

Cash flows from operating activities:	$(996)	$(179)	$(655)

Cash flows from investing activities:
Receipt of subsidiary common stock dividend	1,000	3,400	1,200
Purchase of other investments, net	1,834	(2,412)	210

Cash flows from investing activities	2,834	988	1,410

Cash flows from financing activities:
Cash dividends	(2,147)	(1,164)	(845)
Exercise of common stock options	273	389	84

Cash flows from financing activities	(1,874)	(775)	(761)

Net increase (decrease) in cash and cash equivalents	(36)	34	(6)
Cash and cash equivalents, beginning of year	40	6	12

Cash and cash equivalents, end of year	$4	$40	$6

Reconciliation of net income to net cash provided by operations:

Net income	$5,937	$6,699	$3,762

Adjustments to reconcile net income to net cash provided by operations:

Equity in income of subsidiary	(6,978)	(7,004)	(4,209)
Increase (decrease) in other liabilities	427	53	2
(Increase) decrease in other (non-investment) assets	(382)	39	(204)
Other, net	—	34	(6)

Net cash used in operating activities	$(996)	$(179)	$(655)

MERCHANTS GROUP, INC.
SCHEDULE III — CONDENSED FINANCIAL INFORMATION
Continued
NOTES TO CONDENSED FINANCIAL STATEMENTS
     Cash dividends of $1,000,000, $3,400,000 and $1,200,000 were paid to the Registrant by its consolidated subsidiary in the years ended December 31, 2006, 2005 and 2004, respectively.
     The Company may be a defendant from time to time in legal proceedings in the ordinary course of its business. The Company is of the opinion that the ultimate aggregate liability, if any, resulting from such proceedings will not materially affect the financial condition of the Company.

MERCHANTS GROUP, INC.
SCHEDULE IV — REINSURANCE
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(in thousands except percentages)

					Assumed		Percentage
		Ceded	Ceded	Assumed	from		of amount
	Gross	to third	to affiliates	from third	affiliates	Net	assumed
	amount	parties	(1)	parties	(1)	amount	to net

Year Ended December 31, 2006
Property and Casualty Premiums	$47,652	$3,259	$45,024	$631	$37,740	$37,740	101.7%

Year ended December 31, 2005
Property and Casualty Premiums	$53,532	$3,747	$50,957	$1,172	$45,135	$45,135	102.6%

Year ended December 31, 2004
Property and Casualty Premiums	$53,900	$2,967	$52,452	$1,519	$53,102	$53,102	102.9%

(1)	Amounts are comprised of premiums assumed or ceded in accordance with the Reinsurance Pooling Agreement with Mutual.

MERCHANTS GROUP, INC.
SCHEDULE VI — SUPPLEMENTAL INSURANCE INFORMATION CONCERNING
PROPERTY — CASUALTY SUBSIDIARIES
Years ended December 31, 2006, 2005 and 2004
(in thousands)

							Losses & loss
		Reserves	Discount				adjustment expenses
	Deferred	for losses	if any,				incurred related to		Amortization of	Paid losses
	policy	and loss	deducted		Net	Net	(1)	(2)	deferred	& loss	Direct
	acquisition	adjustment	from	Unearned	earned	investment	Current	Prior	acquisition	adjustment	premium
	costs	expenses	reserves	premiums	premiums	income	years	years	costs	expenses	written

Year ended:

December 31, 2006	$5,635	$104,914	$3,593	$25,371	$41,173	$7,938	$26,317	$(4,170)	$10,705	$30,192	$47,652

December 31, 2005	$6,527	$115,191	$3,651	$29,662	$49,121	$7,733	$29,711	$(3,303)	$12,771	$37,810	$53,532

December 31, 2004	$7,570	$128,415	$4,531	$33,685	$57,123	$7,881	$38,524	$(843)	$14,852	$48,655	$53,900

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of Merchants Group, Inc.
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Merchants Group, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with Standards of the Public Company Accounting Oversight Board (United States). Those Standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As further discussed in Note 1 to the financial statements, the Board of Directors and Shareholders of Merchants Group, Inc. have approved the sale of all outstanding shares of the Company to American European Group, Inc.
/s/ PricewaterhouseCoopers LLP
Buffalo, New York
March 26, 2007

MERCHANTS GROUP, INC.
CONSOLIDATED BALANCE SHEET
(in thousands)

	December 31,
	2006	2005
Assets

Investments:
Fixed maturities available for sale at fair value	$156,864	$166,593
Preferred stock at fair value	3,563	4,312
Other long-term investments at fair value	84	734
Short-term investments	17,017	10,650

Total investments	177,528	182,289

Cash	23	82
Interest due and accrued	1,110	998
Premiums receivable from affiliate, net of allowance for doubtful accounts of $125 in 2006 and $158 in 2005	12,034	13,540
Deferred policy acquisition costs from affiliate	5,635	6,527
Reinsurance recoverable on unpaid losses	11,575	13,807
Prepaid reinsurance premiums from affiliate	3,700	4,559
Income taxes receivable	—	109
Deferred income taxes	5,220	5,367
Other assets	5,970	6,700

Total assets	$222,795	$233,978

The accompanying notes are an integral part of these consolidated financial statements.

MERCHANTS GROUP, INC.
CONSOLIDATED BALANCE SHEET
(in thousands except share and per share amounts)

	December 31,
	2006	2005
Liabilities and Stockholders’ Equity

Liabilities:
Reserve for losses and loss adjustment expenses (from affiliate $51,435 and $50,239)	$104,914	$115,191
Unearned premiums from affiliate	25,371	29,662
Payable to affiliate	814	113
Retrospective commission payable to affiliate	1,915	2,590
Federal income taxes payable	285	—
Other liabilities (from affiliate $3,903 and $5,044)	9,275	10,528

Total liabilities	142,574	158,084

Stockholders’ equity:
Common stock, $.01 par value, 10,000,000 shares authorized, 2,145,652 shares issued and outstanding at December 31, 2006 and 2,132,652 shares issued and outstanding at December 31, 2005	33	33
Additional paid in capital	36,540	36,267
Treasury stock, 1,139,700 shares at December 31, 2006 and 2005	(22,766)	(22,766)
Accumulated other comprehensive loss	(2,276)	(2,540)
Accumulated earnings	68,690	64,900

Total stockholders’ equity	80,221	75,894

Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$222,795	$233,978

The accompanying notes are an integral part of these consolidated financial statements.

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands except per share amounts)

	Year ended December 31,
	2006	2005	2004

Revenues:
Net premiums earned from affiliate	$41,173	$49,121	$57,123
Net investment income	7,938	7,733	7,881
Net investment losses	(60)	—	(221)
Other revenues from affiliate	489	571	722

Total revenues	49,540	57,425	65,505

Expenses:
Net losses and loss adjustment expenses (from affiliate $22,585, $26,558 and $35,137)	22,147	26,408	37,681
Amortization of deferred policy acquisition costs from affiliate	10,705	12,771	14,852
Other underwriting expenses (from affiliate $6,967, $7,888 and $6,433)	8,324	8,811	8,291

Total expenses	41,176	47,990	60,824

Income before income taxes	8,364	9,435	4,681
Income tax provision	2,427	2,736	919

Net income	$5,937	$6,699	$3,762

Earnings per share:
Basic	$2.77	$3.17	$1.78

Diluted	$2.77	$3.16	$1.78

Weighted average number of shares outstanding:
Basic	2,145	2,115	2,114
Diluted	2,145	2,118	2,118
The accompanying notes are an integral part of these consolidated financial statements.

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2006	2005	2004

Net income	$5,937	$6,699	$3,762

Other comprehensive income (loss) before tax:
Unrealized gains (losses) on securities	459	(3,039)	(1,926)
Reclassification adjustment for gains or losses included in net income	(60)	—	221

Other comprehensive income (loss) before tax	399	(3,039)	(1,705)
Income tax provision (benefit) related to items of other comprehensive loss	135	(1,035)	(419)

Other comprehensive income (loss)	264	(2,004)	(1,286)

Comprehensive income	$6,201	$4,695	$2,476

The accompanying notes are an integral part of these consolidated financial statements.

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands except per share amounts)

	Year ended December 31,
	2006	2005	2004
Common stock:
Beginning of year	$33	$33	$32
Exercise of common stock options	—	—	1

End of year	33	33	33

Additional paid in capital:
Beginning of year	36,267	35,878	35,795
Exercise of common stock options	273	389	83

End of year	36,540	36,267	35,878

Treasury stock:
Beginning and end of year	(22,766)	(22,766)	(22,766)

Accumulated other comprehensive income (loss):
Beginning of year	(2,540)	(536)	750
Other comprehensive income (loss)	264	(2,004)	(1,286)

End of year	(2,276)	(2,540)	(536)

Accumulated earnings:
Beginning of year	64,900	59,365	56,448
Net income	5,937	6,699	3,762
Cash dividends ($1.00/share in 2006, $.55/share in 2005, and $.40/share in 2004), (to affiliate, $255, $140 and $102)	(2,147)	(1,164)	(845)

End of year	68,690	64,900	59,365

Total stockholders’ equity	$80,221	$75,894	$71,974

The accompanying notes are an integral part of these consolidated financial statements.

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2006	2005	2004
Cash flows from operations:
Collection of premiums from affiliate	$38,889	$47,175	$53,924
Payment of losses and loss adjustment expenses (from affiliate $(21,389), $(20,413) and $(22,299))	(29,862)	(36,088)	(50,276)
Payment of underwriting expenses (from affiliate $(17,837), $(17,437) and $(21,946))	(19,306)	(18,781)	(23,550)
Investment income received	7,754	8,002	8,259
Investment expenses paid	(292)	(380)	(280)
Income taxes paid	(2,022)	(2,152)	(376)
Other cash receipts from affiliate	489	571	722

Net cash used in operations	(4,350)	(1,653)	(11,577)

Cash flows from investing activities:
Proceeds from fixed maturities sold or matured	33,130	56,653	46,124
Purchase of fixed maturities	(22,949)	(41,962)	(37,547)
Net (increase) decrease in preferred stock	1,000	(850)	2,000
Net (increase) decrease in other long-term investments	650	1,970	(948)
Net increase in short-term investments	(6,367)	(3,238)	(6,294)
Settlement of securities transactions, net	—	(4,751)	5,644

Net cash provided by investing activities	5,464	7,822	8,979

Cash flows from financing activities:
Settlement of affiliate balances, net	701	(5,457)	3,481
Proceeds from exercise of common stock options	273	389	84
Cash dividends (to affiliate $255, $140 and $102)	(2,147)	(1,164)	(845)

Net cash provided by (used in) financing activities	(1,173)	(6,232)	2,720

Increase (decrease) in cash	(59)	(63)	122
Cash, beginning of year	82	145	23

Cash, end of year	$23	$82	$145

The accompanying notes are an integral part of these consolidated financial statements.

MERCHANTS GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS
(in thousands)

	Year ended December 31,
	2006	2005	2004

Net income	$5,937	$6,699	$3,762

Adjustments:
Net discount accretion on investments	(363)	(193)	(83)
Net investment losses	60	—	221

(Increase) decrease in assets:
Interest due and accrued	(112)	81	181
Premiums receivable from affiliate	1,506	1,596	1,541
Deferred policy acquisition costs from affiliate	892	1,043	1,053
Reinsurance recoverable on paid and unpaid losses	2,232	1,823	7,085
Prepaid reinsurance premiums from affiliate	859	36	(1,529)
Income taxes receivable	109	(109)	881
Deferred income taxes	11	696	(113)
Retrospective commission receivable from affiliate	—	—	305
Other assets	730	1,941	(1,919)

Increase (decrease) in liabilities:
Reserve for losses and loss adjustment expenses (from affiliate $1,196, $6,145 and $12,838)	(10,277)	(13,224)	(18,059)
Unearned premiums from affiliate	(4,291)	(4,023)	(2,491)
Retrospective commission payable to affiliate	(675)	1,449	1,141
Federal income taxes payable	285	—	—
Other liabilities (from affiliate $(1,141), $953 and $(3,087))	(1,253)	532	(3,553)

Net cash used in operations	$(4,350)	$(1,653)	$(11,577)

The accompanying notes are an integral part of these consolidated financial statements.

MERCHANTS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Sale of Company
On October 31, 2006, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with American European Group, Inc. (AEG), a Delaware corporation and American European Financial, Inc., a newly-formed Delaware corporation that is a wholly owned subsidiary of AEG (Merger Sub), pursuant to which Merger Sub will merge with and into the Company with the Company surviving (the Merger). Upon completion of the Merger, the Company will be a wholly owned subsidiary of AEG. Stockholder and regulatory approvals have been obtained, and the Merger is expected to be consummated in the first quarter of 2007.
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
The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) which differ in some respects from those followed in reports to insurance regulatory authorities. In its Annual Statement filed with regulatory authorities, MNH reported policyholders’ surplus of $71,671,000 and $66,390,000 at December 31, 2006 and 2005, respectively. MNH’s net income as reported in its Annual Statement was $7,651,000 in 2006, $8,708,000 in 2005 and $5,191,000 in 2004. All significant intercompany balances and transactions have been eliminated.
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

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Beginning balance	$6,527	$7,570	$8,623
Acquisition cost deferred	9,813	11,728	13,799
Amortized to expense	(10,705)	(12,771)	(14,852)

Ending balance	$5,635	$6,527	$7,570

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
The Company discounts its liability for workers’ compensation case reserves on a tabular basis, using the National Council on Compensation Insurance Workers’ Compensation Statistical Plan Table III A at a rate of 3.5%. The amount of discount at December 31, 2006 and 2005 is $3,593,000 and $3,651,000, respectively. Reserves for losses incurred but not reported and for LAE are not discounted.
Structured settlements have been negotiated for claims on certain insurance policies. Structured settlements are agreements to provide periodic payments to claimants, and are funded by annuities purchased from various life insurance companies. The Company remains primarily liable for those claims which have been funded with a structured settlement but which do not include Uniform Qualified Assignments, which relieve it of any contingent liability. Accordingly, a liability and a corresponding asset in the amount of $5,187,000 and $5,349,000 at December 31, 2006 and 2005, respectively, are recorded in the Company’s Consolidated Balance Sheet in Other Liabilities and Other Assets, respectively.
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
The Company and MNH operate and manage their business with Merchants Mutual Insurance Company (“Mutual”) under a services agreement (the “Services Agreement”) that became effective January 1, 2003. At December 31, 2006, Mutual owned 11.9% of the Company’s outstanding common stock. The Company and MNH do not have any operating assets or employees. In accordance with the Services Agreement, Mutual provides the Company with facilities, management and personnel required to operate its day-to-day business, including the following services: administrative services, underwriting services, claims services, and investment and cash management services.
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
The Pooling Agreement provides for MNH to cede, or transfer, to Mutual all premiums and risks on its Traditional Business during the term of the agreement, and then to assume from Mutual a percentage of all of Mutual’s and MNH’s Traditional Business (the “Pooled Business”). MNH assumed 25%, 30% and 35% of the Pooled Business in 2006, 2005, and 2004, respectively. MNH’s share of the Pooled Business will be 25% in 2007.
The Pooling Agreement also provides for retrospective commission income or expense based on the actual cumulative experience of the Pooled Business since its inception compared to a targeted loss and LAE ratio of 74%. Commissions are settled annually, 6 months after the end of the calendar year. Until settlement, retrospective commissions owed to or due from Mutual are recorded in the consolidated balance sheet as “Retrospective commission payable to, or receivable from, affiliate.”

The payable to or receivable from affiliate (Mutual) is non-interest bearing and represents the net of premiums collected and loss and operating expense payments made by Mutual on behalf of MNH. This balance is settled in cash on a monthly basis.
On December 22, 2006 the Company, AEG and MNH entered into an agreement (the Renewal Rights Agreement) whereby, contingent upon completion of the Merger, The Company will sell the renewal rights to all of its Traditional Business to Mutual. Substantially all of MNH’s business will be renewed by Mutual or one of its subsidiaries. The Renewal Rights Agreement provides that Mutual will continue to provide underwriting and claims services for MNH policies and claims. The Renewal Rights Agreement also provides, upon completion of the Merger, for the Pooling Agreement between Mutual and MNH to continue through December 31, 2008 and subject to certain conditions, December 31, 2009.
The Renewal Rights Agreement includes notice by Mutual of the termination of the Administrative Annex of the Services Agreement effective June 30, 2007 unless terminated earlier because the Merger has become effective. In addition, it includes conditional termination of the remaining annexes to the Services Agreement and the Reinsurance Pooling Agreement effective December 31, 2007 by Mutual, in the event the Renewal Rights Agreement does not become effective by June 30, 2007.

4. Investments
Investments in fixed maturities, preferred stock and other long-term investments
The amortized cost and estimated fair value of investments in fixed maturities available for sale and the cost and estimated fair value of preferred stock and other long term investments are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost/Cost	Gains	Losses	Fair Value
		(in thousands)
December 31, 2006
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$10,245	$—	$106	$10,139
Obligations of states and political subdivisions	40,307	4	552	39,759
Corporate securities	26,781	36	369	26,448
Mortgage and asset backed securities	82,454	28	1,964	80,518

Total	$159,787	$68	$2,991	$156,864

Preferred stock	$3,250	$313	$—	$3,563

Other long-term investments	$26	$58	$—	$84

December 31, 2005
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$7,248	$6	$109	$7,145
Obligations of states and political subdivisions	45,927	—	670	45,257
Corporate securities	17,641	2	496	17,147
Mortgage and asset backed securities	98,850	47	1,853	97,044

Total	$169,666	$55	$3,128	$166,593

Preferred stock	$4,248	$118	$54	$4,312

Other long-term investments	$676	$58	$—	$734

A summary of investment securities that as of December 31, 2006 and 2005 have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or more follows:

	Less than 12 months		12 months or more
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
		(in thousands)

December 31, 2006

Fixed maturities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$4,228	$15	$5,911	$91
Obligations of states and political subdivisions	4,964	22	33,792	530
Corporate securities	5,196	31	12,772	338
Mortgage and asset backed securities	3,008	63	74,752	1,901

Total	$17,396	$131	$127,227	$2,860

Preferred stock	$—	$—	$—	$—

Other long-term investments	$—	$—	$—	$—

December 31, 2005

Fixed maturities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,980	$20	$2,915	$89
Obligations of states and political subdivisions	20,877	201	20,224	469
Corporate securities	8,278	235	8,766	261
Mortgage and asset backed securities	64,509	938	29,071	915

Total	$96,644	$1,394	$60,976	$1,734

Preferred stock	$1,296	$54	$—	$—

Other long-term investments	$—	$—	$—	$—

None of the securities in the table above were determined to have any fundamental issues that would cause the Company to believe that they were other-than-temporarily impaired. All of the Company’s securities in an unrealized loss position at December 31, 2006 and 2005 were rated as investment grade. Therefore, the Company believes that any impairment relates to the movement of interest rates and the Company has the intent and ability to retain its investments for a period of time sufficient to allow for an anticipated recovery in market value including until maturity, if necessary.
Included in net investment losses for 2006 and 2004 are $118,000 and $700,000, respectively, of write downs on securities which the Company determined had experienced an other-than-temporary decline in market value. There were no such write downs in 2005.
The amortized cost and fair value of fixed maturities by expected maturity at December 31, 2006 are shown below. Mortgage and asset backed securities are distributed in the table based upon management’s estimate of repayment periods. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized Cost	Fair Value
	(in thousands)

Due in one year or less	$27,577	$27,027
Due after one year through five years	104,846	103,081
Due after five years through ten years	17,011	16,590
Due after ten years	10,353	10,166

Total	$159,787	$156,864

Discount and premium pertaining to collateralized mortgage obligations are amortized over the securities’ estimated redemption periods using the effective interest method. Yields used to calculate premium or discount are adjusted for prepayments quarterly.
Fixed maturities with a par value of $850,000 were on deposit at December 31, 2006 and 2005 with various state insurance departments in compliance with applicable insurance laws.
Proceeds from sales of fixed maturity securities, preferred stock and common stock, and gross realized gains and losses related to such sales are as follows:

	Year ended December 31,
	2006	2005	2004
	(in thousands)

Proceeds from sales	$4,211	$—	$10,641
Gross realized gains	58	—	479
Gross realized losses	—	—	—
Other-than-temporary impairments	118	—	700
Net investment income
Net investment income consists of:

	Year ended December 31,
	2006	2005	2004
	(in thousands)

Fixed maturities	$7,379	$7,573	$7,873
Short-term investments	518	206	64
Other	333	334	297

Total investment income	8,230	8,113	8,234
Investment expenses	292	380	353

Net investment income	$7,938	$7,733	$7,881

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

The effect of reinsurance transactions on premiums written and earned for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006		2005		2004
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
	Written	Earned	Written	Earned	Written	Earned
			(in thousands)

Direct	$47,652	$50,732	$53,532	$53,603	$53,900	$55,528

Assumed
With third parties	631	651	1,172	1,259	1,519	1,814
Pooling Agreement	37,740	41,173	45,135	49,121	53,102	57,123

Subtotal	38,371	41,824	46,307	50,380	54,621	58,937

Ceded
With third parties	(3,259)	(3,162)	(3,747)	(3,398)	(2,967)	(2,891)
Pooling Agreement	(45,024)	(48,221)	(50,957)	(51,464)	(52,452)	(54,451)

Subtotal	(48,283)	(51,383)	(54,704)	(54,862)	(55,419)	(57,342)

Net Premiums	$37,740	$41,173	$45,135	$49,121	$53,102	$57,123

Reinsurance transactions had the following effect on net losses and LAE incurred for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
	(in thousands)
Direct	$24,649	$30,986	$38,392

Assumed
With third parties	570	1,414	1,453
Pooling Agreement	22,585	26,558	35,137

Subtotal	23,155	27,972	36,590

Ceded
With third parties	(696)	(4,209)	(3,754)
Pooling Agreement	(24,961)	(28,341)	(33,547)

Subtotal	(25,657)	(32,550)	(37,301)

Net losses and LAE	$22,147	$26,408	$37,681

As a result of the reinsurance agreements maintained by MNH, MNH is exposed to certain credit risk if one or more of its primary reinsurers were to become financially unstable. As of December 31, 2006 and 2005, MNH recognized amounts to be recovered from its primary reinsurers related to ceded losses and ceded unearned premiums totaling $15,275,000 and $18,366,000, respectively. MNH generally does not require collateral for reinsurance recoverable.

6. Reserve for Losses and Loss Adjustment Expenses
Activity in the reserve for losses and LAE is summarized as follows:

	2006	2005
	(in thousands)
Reserve for losses and LAE at beginning of year	$115,191	$128,415
Less reinsurance recoverables	(13,807)	(15,630)

Net balance at beginning of year	101,384	112,785

Provision for losses and LAE for claims occurring in:
Current year	26,317	29,711
Prior years	(4,170)	(3,303)

	22,147	26,408

Loss and LAE payments for claims occurring in:
Current year	(9,382)	(10,359)
Prior years	(20,810)	(27,450)

	(30,192)	(37,809)

Reserve for losses and LAE at end of year, net	93,339	101,384
Plus reinsurance recoverables	11,575	13,807

Balance at end of year	$104,914	$115,191

In 2006 and 2005, the Company decreased reserves for prior years by $4,170,000 and $3,303,000, respectively, primarily due to favorable loss development related to private passenger auto liability and workers’ compensation policies, somewhat offset by unfavorable development on its commercial package policies.
7. Demand Loan
The Company has arranged for a $2,000,000 unsecured credit facility from a bank. Any borrowings under this facility are payable on demand and carry an interest rate which can be fixed or variable and is negotiated at the time of each advance. This facility is available for general working capital purposes and for repurchases of the Company’s common stock. No amount related to this facility was outstanding at December 31, 2006 and 2005.

8. Income Taxes
The provision (benefit) for income taxes consists of:

	Year ended December 31,
	2006	2005	2004
	(in thousands)

Current	$2,416	$2,040	$1,032
Deferred	11	696	(113)

Total income tax provision	$2,427	$2,736	$919

A reconciliation of the difference between the Company’s total income tax provision and that calculated using statutory income tax rates is as follows:

	Year ended December 31,
	2006	2005	2004
	(in thousands)

Computed provision at statutory rate	$2,844	$3,208	$1,592
Adjustments:
Tax-exempt investment income	(357)	(368)	(315)
Dividend received deduction	(65)	(61)	(47)
Adjustments to prior years’ taxes	—	—	(196)
Reversal of excess tax reserves related to uncertain tax positions	—	(50)	(120)
Other	5	7	5

Total income tax provision	$2,427	$2,736	$919

Deferred tax (liabilities) assets are comprised of the following:

	December 31,
	2006	2005
	(in thousands)
Deferred policy acquisition costs	$(1,916)	$(2,219)
Other	(125)	(150)

Total deferred tax liabilities	(2,041)	(2,369)

Discounting of reserve for losses and loss adjustment expenses	4,486	4,552
Unearned premiums	1,489	1,726
Unrealized net investment losses	1,159	1,295
Other	127	163

Total deferred tax assets	7,261	7,736

Net deferred income taxes	$5,220	$5,367

Although realization is not assured, based upon the evidence available the Company believes that it is more likely than not that the net deferred income tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are not achieved.
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe that the adoption of FIN 48 will have a material impact on its consolidated financial statements.
9. Stockholders’ Equity
Dividends
The Company depends on dividends from its subsidiary, MNH, to pay cash dividends to its stockholders and to meet its expenses. MNH is subject to New Hampshire state insurance laws which restrict its ability to pay dividends without the prior approval of state regulatory authorities. These restrictions limit dividends to those that, when added to all other dividends paid within the preceding twelve months, would not exceed 10% of an insurer’s policyholders’ surplus as of the preceding December 31. The maximum amount of dividends that MNH could pay during any twelve-month period ending in 2007 without the prior approval of the New Hampshire Insurance Commissioner is $7,167,000. MNH paid $1,000,000, $2,000,000 and $750,000 of dividends to the Company in August 2006, January 2007 and March 2007, respectively.

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
In accounting for the Plan, the Company remains under the expense recognition provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” but follows the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock Based Compensation”. No options were granted in 2006, 2005 or 2004 and, therefore, no compensation expense was recognized in those years.
A summary of the status of the Company’s outstanding options as of December 31, 2006, 2005 and 2004, and changes during the years ending on those dates is presented below:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price	Outstanding	Price
Beginning of year	13,000	$21.00	31,500	$21.00	35,500	21.00
Granted	—	—	—	—	—	—
Exercised	(13,000)	21.00	(18,500)	21.00	(4,000)	21.00
Forfeited	—	—	—	—	—	—

End of year	—	21.00	13,000	21.00	31,500	21.00

Options exercisable at year-end	—	21.00	13,000	21.00	31,500	21.00

Treasury stock
The Company did not repurchase any shares of its common stock in 2006, 2005 or 2004. The Company was holding 1,139,700 shares in treasury at December 31, 2006.
Preferred stock
The Company’s Preferred stock, no par value, $424.30 stated value, consists of 10,000 shares authorized; no shares were issued or outstanding at December 31, 2006 or December 31, 2005. The Company also has 3,000,000 shares of $.01 par value preferred stock which is authorized and unissued.

10. Earnings Per Share
The computations for basic and diluted earnings per share are as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands except per share amounts)
Basic:
Net income	$5,937	$6,699	$3,762
Weighted average shares outstanding	2,145	2,115	2,114
Basic earnings per share	$2.77	$3.17	$1.78

Diluted:
Net income	$5,937	$6,699	$3,762
Weighted average shares outstanding	2,145	2,115	2,114
Plus incremental shares from assumed conversion of stock options	—	3	4

Weighted average shares outstanding-adjusted	2,145	2,118	$2,118

Diluted earnings per share	$2.77	$3.16	$1.78
11. Underwriting Results by Product
The following table shows, for each of the years in the three year period ended December 31, 2006, the amount of the Company’s net premiums earned for each of its major products and the calendar year loss and allocated loss adjustment expense (ALAE) ratio for each product. The loss and ALAE ratio is one measure of product profitability and shows the relationship of incurred losses and allocated loss adjustment expenses to net premiums earned for a given period.

	For The Year Ended December 31,
	(000’s)
	2006		2005		2004
	Net	Loss &	Net	Loss &	Net	Loss &
	Premiums	ALAE	Premiums	ALAE	Premiums	ALAE
	Earned	Ratio	Earned	Ratio	Earned	Ratio

Private passenger auto liability	$3,446	24.7%	$5,870	21.0%	$9,543	59.0%
Homeowners	3,869	69.1%	4,732	50.3%	5,541	63.6%
Commercial auto liability	10,256	40.9%	11,616	32.0%	12,532	53.5%
Workers’ compensation	4,284	117.1%	4,532	9.1%	4,535	31.4%
Commercial package	13,894	35.8%	15,343	63.9%	15,764	76.7%
General liability	781	12.7%	1,147	244.5%	700	165.5%
Other	4,643	41.1%	5,881	37.3%	8,508	43.5%

Total	$41,173	47.9%	$49,121	45.9%	$57,123	59.9%

12. Benefit Programs
Mutual maintains a capital accumulation plan which is a profit sharing plan under Section 401(a) of the Internal Revenue Code that covers all employees who have completed six months of service. Mutual matches at least 15% and up to 100% of employee contributions, based on the combined net operating profits of Mutual and MNH. Additional contributions may be made at the discretion of the Board of Directors of Mutual. The portion of the 2006, 2005 and 2004 service fees charged to the Company by Mutual relating to Mutual’s contribution to its capital accumulation plan were $348,000, $301,000 and $213,000, respectively.
Mutual has established a supplemental executive retirement plan covering certain employees. The portion of the 2006, 2005 and 2004 service fees charged to the Company by Mutual relating to Mutual’s contribution to its supplemental executive retirement plan were $58,000, $52,000 and $36,000, respectively.
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

Merchants Group, Inc.
Date: March 28, 2007	BY:	/s/ Robert M. Zak
Robert M. Zak, Senior Vice President and Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert M. Zak Robert M. Zak	Director, Sr. VP & Chief Operating Officer (principal executive officer)	March 28, 2007

/s/ Kenneth J. Wilson Kenneth J. Wilson	Vice President & CFO (principal financial and accounting officer)	March 28, 2007

/s/ Thomas E. Kahn Thomas E. Kahn	Director, Chairman of the Board	March 28, 2007

/s/ Brent D. Baird Brent D. Baird	Director	March 28, 2007

/s/ Andrew A. Alberti Andrew A. Alberti	Director	March 28, 2007

/s/ Frank J. Colantuono Frank J. Colantuono	Director	March 28, 2007

/s/ Henry P. Semmelhack Henry P. Semmelhack	Director	March 28, 2007